Form 10KSB
period 2003-12-31
ABC REALTY CO
filed 2004-03-31
CIK 1203900

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-101167
----------------------------------

                                 ABC REALTY CO.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


          North Carolina                                56-2012361
          --------------                                ----------
(State or other jurisdiction of              (IRS Employer identification No.)
incorporation or organization)


                7507 Folger Road, Charlotte, North Carolina 28226
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (828) 625-2666
                                 --------------
                          (Issuer's telephone number)

Securities  registered  pursuant  to  Section  12(b)  of  the  Exchange  Act:

                                      None

Securities  registered  pursuant  to  Section  12(g)  of  the  Exchange  Act:

                      $0.001 Par Value Common Voting Stock
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

State  issuer's  net  revenues  for  its  most  recent  fiscal  year:  $2,342

As of March 29, 2004 there were 13,815,000 common shares outstanding. There is currently no trading market for the common shares. Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number  of  shares  of common stock outstanding as of March 29, 2004: 13,815,000

Number  of  shares  of  preferred  stock  outstanding  as of March 29, 2004: -0-



                The rest of this page is left intentionally blank
                -------------------------------------------------



PART  I
-------

Item  1.  Business

GENERAL  DESCRIPTION  OF  BUSINESS
----------------------------------

     We intend to continue our business as a broker or agent in residential real estate transactions. In performing these residential real estate services, we will represent either the seller, as the listing broker, or the buyer, as the buyer's agent, in the sale. When acting as a broker for the seller, we will provide our customers with the following services:

o    assisting  the  seller  in  pricing the property and preparing it for sale;

o    advertising  the  property  and  showing  it  to  the  buyer;

o    assisting  the  seller  in  negotiating  the  terms  of  the  sale;

o ensuring that the transaction is in compliance with any applicable federal, state and local regulations; and

o    closing  the  transaction.

     In exchange for providing these services as the seller's broker, the seller typically will pay us a commission upon the closing of the real estate transaction, which is generally a fixed percentage of the sales price. Gross listing commissions typically range from 5% to 7% of the sales price and may be shared between the seller's broker and the buyer's broker. When acting as the seller's broker, we intend to enter into an exclusive agency relationship with the seller, which means that we will be entitled to receive a sales commission upon the closing of the sale transaction regardless of whether we, the seller or any other person locates the buyer.

     When acting as a broker for the buyer, we intend to continue providing our customers with the following services:

o assisting the buyer in locating properties that come within the buyer's personal and financial specifications;

o    showing  properties  to  the  buyer;

o    assisting  the  buyer  in  negotiating  the  terms  of  the  sale;

o monitoring compliance of the transaction and the property with any applicable federal, state and local regulations; and

o    closing  the  transaction.

     In exchange for providing these services as the buyer's broker, we intend to receive a commission upon the closing of the real estate transaction that is generally a fixed percentage of the purchase price. With the consent of the seller's broker, this commission is usually payable from the sales commission paid by the seller to the seller's broker.

     In transactions in which we act as a broker on either the buy side or sell side of a transaction and a third-party broker is acting as broker on the other side of the transaction, we intend to share approximately 50% of the sales commission with the other broker.

     In certain circumstances, and only with the consent of both the buyer and seller, we may act as the buyer's broker and the seller's broker in the same transaction. We intend to receive 100% of the sales commission in transactions in which it acts as the sole broker.

     We may employ one or more sales associates as our business grows, although we do not have that goal for at least the next twelve months. We do not currently have any sales associates other than our President, Mr. Duane Bennett. We anticipate adding a new sales associate in 2004. Typically, the percentage of the real estate commissions received by us that would be paid to a sales associates will vary based on factors determined by us, such as sales associate productivity and rates that are paid to competing associates in the same local or regional market. Mr. Duane Bennett currently performs all of the sales functions for our Company.

     We engaged in three real estate transactions in the past three fiscal years.

- 2003 - Earned $2,342 in connection with the sale of a $340,000 house valued at $250,000.
- 2002 - Co-brokered the sale of a multi-unit home listed for $250,000, earning a flat commission of $2,500. Our percentage commission amounted to 1%.
- 2001 - Co-brokered the sale of a home listed for $300,000, earning a commission amounting to $4,020. Our percentage commission amounted to approximately 1.3%.

     We hold a North Carolina Real Estate Broker's License. Duane Bennett also holds a North Carolina Real Estate Broker's License, as well as a North Carolina Real Estate General Contractor's License.

     We have never been the subject of any bankruptcy or receivership. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     We believe that the residential real estate industry has undergone a period of continued growth. Some of the most important industry characteristics and trends are:

o Fragmentation. The residential real estate brokerage industry remains primarily a local and highly fragmented industry.

COMPETITION

     The residential real estate brokerage business throughout the United States is highly competitive and is characterized by many small independent real estate brokerage firms, a few major regional players, including Weichert Realtors, Long & Foster and GMAC, and a multi-regional player, NRT Incorporated. The different types of real estate operations include independent brokers, franchises and co-owned stores.

     In the residential real estate brokerage business, our firm competes in the Charlotte market with regional multi-office independent and franchise real estate organizations, such as Coldwell Banker, RE/MAX franchises, Century 21 and ERA. Companies compete for real estate brokerage business primarily on the basis of services offered, reputation, personal contacts, and, to some degree, price.

     We currently do not have a strong competitive position in the residential real estate brokerage business, as our revenues and business have declined in recent years. However, Duane Bennett, our President, has plans to spend significantly more time developing our competitive position in the near future. He will attempt this primarily through advertising in home sale publications and referrals from other local agents. Approximately one-half of Mr. Bennett's total 20 hours work-time per week will be spent towards developing a competitive position. Significant time will be devoted to our business development efforts and to competing with firms such Coldwell Banker, RE/MAX, Century 21 and ERA in the conventional real estate brokerage business.

     We are utilizing a computerized real estate location system acquired by Xenicent, Inc., a company which our President controls, that we believe will assist us in location and sales of properties. The system works by assembling data such as population trends, school building activity, permitting activity and other demographic information to locate and rate properties. For example, if we note that a particular area has two new elementary schools planned, has had a large population increase, has a large increase in percentage of new construction permits, and other activity such as large corporations relocating to the area, then a land parcel in the area may receive a high rating on our system as an acquisition candidate. The data can be obtained by any individual or entity through the public records and/or by visiting the local government planning meetings. The system is not proprietary and we do not have any intellectual property rights associated with this system. However we are not aware of other real estate companies utilizing our system.

     In the real estate brokerage business, companies also compete to obtain the most qualified and experienced sales associates. Competition for these sales associates is based on commission fee rates, services the company offers, its reputation and personal contacts.

EMPLOYEES

     We currently have one employee, Duane Bennett, who is also our President. Mr. Bennett is a part-time employee who works approximately 20 hours per week.

REGULATION

     Real estate brokerage is regulated at both the state and federal levels in the United States. Our real estate brokerage firm and any future sales associates will be licensed by state regulatory agencies. State statutes contain general standards for and prohibitions on the conduct of real estate brokers and sales associates and set standards in:

o disclosure when acting in an agency and dual agency capacity (i.e., representing a seller and a buyer in a transaction);

o    collecting  commissions;

o continuing broker and continuing sales associate education (if we expand operations to hire any associates);

o    administering  trust  funds;

o    advertising;  and

o    disclosing  information  in  real  estate  forms.

     Under state law, we have a duty to supervise and are responsible for the conduct of any sales associate that we may hire. North Carolina enforces its regulatory authority by responding to consumer complaints and, if appropriate, by taking action against the licensee. The action may include a warning letter or reprimand, a temporary suspension of license or a revocation of license with fines imposed. There are currently no regulatory actions or investigations pending against us.

     On the Federal level, our real estate brokerage activities are subject to the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning settlement costs.

REPORTS  TO  SECURITY  HOLDERS.

     After the effective date of this document, we will be a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

     Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

Item  2.  Properties

     We do not own any property nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of offices in our president's residence in Charlotte, North Carolina. We occupy 200 square feet. This space is adequate for our present and our planned future operations. We pay no rent to our president for use of this space. In addition we have no written agreement or formal arrangement with our president pertaining to the use of this space. No other businesses operate from this office. We have no current plans to occupy other or additional office space.

     We have no policy with respect to investments in real estate or interests in real and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item  3.  Legal  Proceedings

     We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No  matter  was  submitted  to  a  vote  during  the  fourth  quarter.


PART  II
--------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     Market  Information.

     Our common stock is not traded on any exchange. We plan to trade on the Over-the Counter Bulletin Board exchange which is a telephone and computer broker trading network. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed, or if developed, will be sustained.

     A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Agreements  to  Register.

     Not  applicable.

Holders.

     As of January 13, 2004, there were 5 holders of record of our common stock.

Shares  Eligible  For  Future  Sale.

     Upon effectiveness of this registration statement, the 815,000 and 229,598 shares, respectively, of common stock sold in this offering will be freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our "affiliates", which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

     In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

     Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

     As a result of the provisions of Rule 144, 120,000 shares of our common stock are currently available for sale. The availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.

Dividends.

     We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

     The 815,000 and 229,598 shares, respectively, of common stock sold in this offering will be freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our "affiliates", which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

Dividend  Policy.

     All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

     Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

     Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

     Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of the Company's securities, if our securities become publicly traded. In addition, the liquidity for the Company's securities may be adversely affected, with concomitant adverse affects on the price of the Company's securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Item  6.  Management's  Discussion  and  Analysis

     The discussion contained in this prospectus contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes", "expects", "may", or "should", or "anticipates", or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled "risk factors," as well as those discussed elsewhere in this prospectus.

OUR  COMPANY

     We were incorporated in North Carolina on December 2, 1996 to engage in the business of a broker or agent in residential real estate transactions. In performing these residential real estate services, we represent either the seller, as the listing broker, or the buyer, as the buyer's agent, in the sale. Our services have been performed primarily in the Charlotte, North Carolina area. The real estate brokerage contracts we offer our customers vary in time from three to six months.

Results  of  Operations.

     For  the  years  ended  December  31,  2003  and  2002.


Sales.

     Sales for the year ended December 31, 2003 were $2,342, versus $2,500 for the same period in 2002, a decrease of $158. Sales consisted of commissions on the sales of residential homes as follows:

-    2003  -  Co-broker  fee  in  connection  with  the sale of a $340,000 home.
- 2002 - Co-broker fee in connection with the sale of a $250,000 multi-unit home.
-    2001  -  Co-broker  fee  in  connection  with  the sale of a $300,000 home.

     All  sales  transactions  were  with  unrelated  parties.

Cost  of  Sales.

     The cost of sales includes direct costs associated with listing and selling a property, such as direct marketing and selling expenses that are paid by the realtor. It is customary to experience variations in the cost of sales as a percentage of net sales based on the amounts of expenses incurred during any real estate listing. Certain properties may be difficult to sell due to price, location or other factors that may cause a broker to incur more direct cost in locating a buyer for the property.

     We did not have any cost of sales for the years ended December 31, 2003 and 2002. We expect cost of sales as a percentage of sales to fluctuate between 5% and 20% based on any new listing we receive in the future.

Expenses.

     Total expenses for the periods ended December 31, 2003 and 2002 were $64,933 and $263,108, respectively. The expenses for both periods include an imputed $50,000 for services contributed by our President free of charge. In addition, the 2002 period included $175,000 in stock issued for services and approximately $30,000 in expenses paid in connection with the SB-2 registration statement.

     Our  expenses  fluctuated  in  2002  primarily  based  on  the  following:

- Professional fees increased during 2002 primarily due to expenses related to stock issued for services and approximately $33,475 paid in connection with registering our common stock. We issued 700,000 shares of our common stock to Greentree Financial Group, Inc. for assistance in preparing our registration statement, EDGAR filings and selecting an independent transfer agent for our company. The shares were valued at approximate market value of $175,000, or $.25 per share.

     We expect increases in expenses through the year 2003 as the Company moves toward developing its business plan and registering its common stock. In addition, we expect professional fees to increase to around $30,000 per year for compliance with the reporting requirements of the Securities and Exchange
Commission  once  our  registration  is  deemed  effective.

     We do not have any lease agreements for our facilities and do not currently have any employment agreements.

Income  Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Income  /  Losses.

     Net losses for the years ended December 31, 2003 and 2002 were $62,591 and $260,608, respectively. The decrease in net losses in 2003 and 2002 is primarily attributable to common stock issued for services of $175,000 during 2002 and $50,000 per year imputed for services that our President performs for our Company free of charge. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

     Cash flows generated by operations were $521 for the years ended December 31, 2003 and used in operations were $34,983 for the years ended December 31, 2002. The increase of cash flows generated by operations were primarily attributable to our $62,591 and $260,608 in net losses for the respective years partially offset by $175,000 in common stock issued for services in 2002 and $50,000 in imputed expenses from work done by our president that was not charged to our company. We issued 700,000 shares of common stock to professionals to assist us with having our common stock publicly traded. The shares were valued at $.25, or an aggregate value of $105,000.

     Cash flows generated by financing activities were $35,000 for the year ended December 31, 2002. For the year ended December 31, 2003, there were no cash flows generated from financing activities. Cash flows for these periods include proceeds from sales of our common stock to two accredited investors, one of whom is a director, between $.25 and $.33 per share pursuant to a Regulation D private offering. Proceeds were used towards expenses relating to this registration statement. In addition, we issued 1,000,000 shares of stock to Mr. Duane Bennett for a computerized real estate locator and related software which were valued at $.30 per share, or an aggregate value of $300,000. The shares were deemed a stock dividend.

     As shown in the accompanying consolidated financial statements, we have incurred losses from operations and have limited cash that raises substantial doubt as to whether we can continue as a going concern. Our ability to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan: after the effectiveness of this Registration Statement and through the end of the year (1) it will seek capital raising partners to assist us in our short-term and long-term capital needs. This may include equity, debt financing and a potential follow-on stock offering, and (2) it will seek strategic relationships with home builders to assist us in selling houses, and it will seek strategic relationships with other brokers in an effort to network listings. Such strategic joint venture relationships may assist in increasing revenues and cash flow of the Company because we receive a percentage of the sales we assist in. The percentage is usually 25%-50%.

     Overall, we have funded our cash needs from inception through September 30, 2003 with a series of equity transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with a brokerage firm that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

     We had cash on hand of only $538 and a working capital deficit of $12,999 as of December 31, 2003. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $25,000 to sustain operations through year 2004 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $25,000 in connection with this offering have already been paid.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering launching a local advertising campaign. Our current capital and revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

- Seek projects that are less in value or that may be projected to be less profitable
- Seek smaller home listings, which are less capital intensive, in lieu of larger contract listings, or
- Seek listings that are outside our immediate area to bring some revenue in to our Company.

     Demand for the products and services will be dependent on, among other things, market acceptance of our services, the real estate market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of residential homes, our business operations may be adversely affected by our competitors and prolonged recession periods.

     Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate a small real estate brokerage business in the Charlotte, North Carolina area. We plan to strengthen our position in these markets. We plan to expand our operations through aggressively marketing our services.

INFORMATION  ON  PREVIOUSLY  OWNED  COMPANIES  OF  MR.  DUANE  BENNETT

     Mr. Bennett's experience in the real estate industry over the last ten years has consisted of his involvement in two companies - our company and Goodex, Inc. The following information, disclosures, and tables have been presented to provide information regarding Mr. Bennett's experience during these projects.

     From 1991 to 1996, Mr. Bennett was the sole owner, president, and chief executive officer of Goodex, Inc., a private company that was involved in the business of buying, selling, and renovating homes in the Springfield, Massachusetts area. Goodex, Inc. had revenues, expenses and profits/losses of:

              Revenues     Expenses     Profits/(Losses)
1991          $ 14,864     $ 16,424     $        (1,560)
1992            68,401       73,792              (5,391)
1993            84,632      106,158             (21,526)
1994            79,434       72,483               6,951
1995           106,518       95,677              10,841
1996             4,203          853               3,350


The major challenges that our president faced regarding our Company and Goodex, Inc. was:

-    A  shortage  of  capital  which  was  never  more  than  $15,000;
- Producing relationships with residential homeowners that would have potentially brought single-family homes or town homes to list properties with Mr. Bennett's companies;
- Lack of adequate funding for advertising expenses that would have promoted the company's services.

     An adverse business condition, which Mr. Bennett faced regarding ABC Realty Co., was the inability to compete with larger, well-funded real estate offices opening satellite offices in the Charlotte, North Carolina area. In addition, ABC Realty Co. did not have employees to assist in locating buyers and sellers, whereas the larger real estate offices had substantial numbers of employees for these purposes.

     A major challenge that our president faced regarding Goodex, Inc. was locating owner-occupied Homes in the Springfield, Massachusetts's area to purchase, remodel and resell. In addition, Goodex, Inc. had a shortage of capital that was never more than $35,000, which restricted the amount of purchases needed to attain profitability.

     An adverse business condition that our president faced regarding Goodex, Inc. was an unstable real estate market in the Springfield, Massachusetts area due to demographic shifts in population such as rapid growth in the area of low-income multi-unit housing. For example, our president had negotiated for the purchase of two single-family housing units; negotiations that failed due to local financial institutions denying loan approvals due to the future uncertainty of housing prices in the area.

     Additional difficulties faced by our president generally with his businesses, ABC Realty Co. (while acting in a real estate brokerage capacity) and Goodex, Inc. were:

- Difficulty in locating property that could close within a one to two month time frame;
- Locating property that is suitable for remodeling and re-selling profitably,
-    Obtaining  adequate  financing  for  projects,
-    Difficulty  in  obtaining  clean  title,
-    Soil  and  environmental  issues  relating  to  the  property.

     Goodex, Inc. was dissolved prior to year 2000 and does not conduct business any longer. As a result, our president is no longer associated it. The company was in good standing with its creditors when it ceased operations.

     Our president has not had prior experience in public or non-public fundraising in with respect to ABC Realty, Inc or Goodex, Inc.

Item  7.  Financial  Statements


                          INDEPENDENT AUDITORS' REPORT
                         ------------------------------


To  the  Board  of  Directors
ABC  Realty,  Inc.
18  Brookmont  Drive
Wilbraham,  Massachusetts  01095

     We have audited the accompanying balance sheet of ABC Realty, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABC Realty, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations and has a stockholders' deficiency that raises substantial doubt as to whether the company can continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Perrella & Associates
-------------------------
Perrella & Associates, P.A.

Pompano  Beach,  Florida
February  16,  2004


                                ABC REALTY, INC.
                                  BALANCE SHEET
                              AT DECEMBER 31, 2003
======================================================================

                                     ASSETS
                                     ------


CURRENT ASSETS
--------------
   Cash                                                      $     538
                                                             ---------
      TOTAL CURRENT ASSETS                                         538
                                                             ---------

OTHER ASSETS
------------
   Intangible assets, net                                            -
                                                             ---------
      TOTAL OTHER ASSETS                                             -
                                                             ---------

      TOTAL ASSETS                                           $     538
                                                             =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                          $   9,800
   Loan from Shareholder                                         3,737
                                                             ---------
      TOTAL CURRENT LIABILITIES                                 13,537
                                                             ---------

STOCKHOLDERS' DEFICIT
---------------------
   Preferred stock (no par value, 5,000,000
     shares authorized, none issued)                                 -
   Common stock ($0.001 par value, 50,000,000
     shares authorized: 13,815,000 issued and
     outstanding)                                               13,815
   Additional paid-in-capital                                  658,185
   Accumulated deficit                                        (684,999)
                                                             ---------
      TOTAL STOCKHOLDERS' DEFICIT                              (12,999)
                                                             ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $     538
                                                             =========





    The accompanying notes are an integral part of these financial statements


                                ABC REALTY, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
==============================================================================


                                                    2003               2002
                                                 ----------         ----------


REVENUES:
---------
   Commissions                                   $    2,342         $    2,500

SELLING, GENERAL AND ADMINISTRATIVE:                 64,933            263,108
------------------------------------             ----------         ----------

      NET INCOME (LOSS)                          $  (62,591)        $ (260,608)
                                                 ==========         ==========

      NET INCOME (LOSS) PER SHARE                $    (0.01)        $    (0.02)
                                                 ==========         ==========

   WEIGHTED AVERAGE SHARES                       13,815,000         12,907,500
                                                 ==========         ==========






    The accompanying notes are an integral part of these financial statements

                                      ABC REALTY, INC.
                             STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
====================================================================================================


                            Preferred    Common    Common        Additional
                            Stock        Shares    Stock         Paid-in        Retained    Totals
                            No Par       (000's)   $ 0.001 Par   Capital        Earnings
                            ---------    -------   -----------   ----------     --------   ---------

Balances, January 1, 2002           -     12,000   $    12,000   $   50,000     $(61,800)  $     200

Issuances of common stock           -        115           115       34,885            -      35,000

Issuances of common stock,
for services                        -        700           700      174,300            -     175,000

Imputed expenses from
related party contributions         -          -             -       50,000            -      50,000

Stock dividend to
controlling shareholder             -      1,000         1,000      299,000     (300,000)          -

Net loss for year                   -          -             -            -     (260,608)   (260,608)
                            ---------    -------   -----------   ----------     --------   ---------

Balances, December 31, 2002         -     13,815        13,815      608,185     (622,408)       (408)

Imputed expenses from
related party contributions         -          -             -       50,000            -      50,000

Net loss for year                   -          -             -            -      (62,591)    (62,591)
                            ---------    -------   -----------   ----------     --------   ---------

Balances, December 31, 2003         -     13,815   $    13,815   $  658,185    $(684,999)  $ (12,999)
                            =========    =======   ===========   ==========     ========   =========






    The accompanying notes are an integral part of these financial statements



                                ABC REALTY, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
==============================================================================


                                                    2003               2002
                                                 ----------         ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                             $  (62,591)        $ (260,608)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Amortization                                        -                200
      Stock issued for services                           -            175,000
      Imputed expenses for related
        party contributions                          50,000             50,000
     (Increase) decrease in operating assets              -                  -
         Accounts receivable                          2,500             (2,500)
         Prepaid expenses                               600               (600)
      Increase (decrease) in operating liabilities:
         Accounts payable                             9,800                  -


         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                           309            (38,508)
                                                 ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from sales of common stock
                                                          -             35,000
   Notes Payable from shareholder                       212              3,525
                                                 ----------         ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES      212             38,525
                                                 ----------         ----------

         NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                      521                 17

CASH AND CASH EQUIVALENTS:
--------------------------
   Beginning of year                                     17                  -
                                                 ----------         ----------

   End of period                                 $      538         $       17
                                                 ==========         ==========

Supplemental disclosures of cash flow information:
   Cash paid for interest and income taxes       $        -         $        -

Supplemental disclosures of noncash financing activities:
   Issuance of common stock in
     exchange for services                       $        -         $  175,000





    The accompanying notes are an integral part of these financial statements

                                ABC REALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Business  Activity - ABC Realty, Inc. (the Company) was organized under the laws
------------------
of the State of North Carolina on December 2, 1996. The Company is a licensed real estate brokerage and consulting business.

The Company provides its services to residential homebuyers in the Charlotte, North Carolina area. The Company's contracts are generally for a six-month period of time.

Cash  and  Cash  Equivalents  - For purposes of the Statement of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue  Recognition-  Revenue  is  recognized when properties are sold provided
--------------------
collection of the related receivable is reasonably likely. However, in each case the Company would receive payment for its services from proceeds at a real estate sales closing. Co-brokerage fees are also fees paid at closing to other brokers for their involvement in the sale of a property. These fees range from 25% to 50% and are netted.

Loss  per  Share  -  Statement  of  Financial  Accounting Standard (SFAS) No.128
----------------
requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise, or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the years presented in the computation of diluted earnings per share.

Advertising  Costs  -  Advertising  costs  are  expensed  as  incurred.
------------------

                                ABC REALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT.)
-------------------------------------------------------------------

Income  Taxes  -  Income  taxes  are  provided  in  accordance with Statement of
-------------
Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Offering  Costs  -  Expenses  associates  with the preparation and filing of the
---------------
Company's registration statement with the Securities and Exchange Commission were expensed as incurred during the year. The related services were substantially performed during the year ended December 31, 2002. The Company incurred $33,475 in offering expenses during the year ended December 31, 2002.

NOTE  B  -  GOING  CONCERN
--------------------------

As shown in the accompanying financial statements, the Company has incurred losses from operations and has a stockholders' deficiency that raises substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan: (1) seek capital raising partners to assist the Company in its short-term and long-term capital needs. This may include equity debt financing and a follow-on stock offering, and (2) seek strategic joint venture relationships to assist in increasing revenues and cash flow for the Company.

NOTE  C  -  STOCKHOLDERS'  EQUITY
---------------------------------

On May 21, 2002, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to fifty million, amended its charter to include 5,000,000 preferred shares with no par value, and affect a stock split to adjust management's shares to approximately 12,000,000. All share amounts in these financial statements retroactively reflect this stock split.

On May 21, 2002, the Company entered into an agreement with a financial advisor to assist the Company with its initial public offering. Pursuant to the agreement, services

                                ABC REALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE  C  -  STOCKHOLDERS'  EQUITY  (CONT.)
------------------------------------------

were rendered in exchange for 700,000 shares of stock and $33,475. The value of the shares issued is based on the services provided of $175,000. As a result of this transaction, $208,475 was expensed as consulting fees for the year ended December 31, 2002


If the Company's common stock becomes tradable on the Over the Counter Bulletin Board, prospective purchasers will be able to purchase the common stock in the open market.

During the year ended December 31, 2002, the Company sold, in private placement, a total of 115,000 shares of stock to two accredited investors, one of whom is a director of the Company.

NOTE  D  -  INCOME  TAXES
-------------------------

The company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and there respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement109, the effect on deferred tax assets and liabilities of change in tax rates is recognized in incomein the period that includes the enactment date. As of December 31, 2003, the Company has a net operating loss carryforward of approximately $685,000 available to offset future taxable income through 2023.

NOTE  E  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

During the year ended December 31, 2002, the Company entered into an agreement with Xenicent, Inc., a Company majority owned by the Company's President, to provide a computer program and related software for the Year 2002. Pursuant to this agreement the

                                ABC REALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE  E  -  RELATED  PARTY  TRANSACTIONS  (CONT.)
-------------------------------------------------

Company issued 1,000,000 shares of common stock in lieu of cash payment. The shares were valued at the estimated market price of the common stock which was $300,000, or $.30 per share. This amount is included as a deemed stock dividend to the controlling shareholder in the accompanying financial statements.

In 2004, Xenicent plans to make a registered dividend distribution of its 1,000,000 ABC common shares to its outstanding shareholders on the basis of one share of ABC common shares for each eleven shares of Xenicent common shares owned.

During the year ended December 31, 2002, the majority shareholder of the company advanced funds to meet the Company's current obligations. The balance included in the financial statements is $3,525 and is supported by a promissory note bearing 6% interest.

The Company has imputed $50,000 in expenses for the years ended December 31, 2003 and 2002 for services performed by our president at no charge to our Company, including use of his residence as an office location. These amounts are included under additional paid-in-capital in the accompanying financial statements. The Company has no obligation to repay these amounts.

NOTE  F  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

During the year ended December 31, 2002, the Company entered into an agreement to lease a property on a month-to-month basis from an unrelated party. The monthly lease obligation is $600 and is expensed as incurred in the financial statements.

NOTE  G  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAF No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.

                                ABC REALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE  G  -  RECENT  ACCOUNTING  PRONOUNCEMENTS  (CONT.)
-------------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3. SFAS No. 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of the pronouncement did not have a material effect on our financial condition and cash flows.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ("FIN 46') "Consolidation of Variable Interest Entities" which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The management believes that adoption of this statement does not have impact on the Group's financial statements.

In May 2003, the FASE issued Statement of Financial Accounting Standard ("SFAS") No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity't. The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Management believes that adoption of the SFAS No. 156 does not have significant impact on its consolidated financial statements.

Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item  8A.  Controls  and  Procedures

Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this annual report on Form 10-K, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Duane Bennett ("CEO"). Duane Bennett is also acting Chief Financial Officer. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO  and  CFO  Certifications

     Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations  on  the  Effectiveness  of  Controls

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope  of  the  Evaluation

     The  CEO  and  CFO's  evaluation  of  our  Disclosure Controls and Internal
Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

     Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Directors  and  Executive  Officers.

     Our Bylaws provide that we must have at least 1 director. Each director will serve until our next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. Our officers may be elected by our Board of Directors at any regular or special meeting of the Board of Directors.

     Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:


Name              Age          Position
-------------     ---    ----------------------

Duane Bennett     44     President and Director
-------------     ---    ----------------------
Karol Kapinos     40     Director
-------------     ---    ----------------------

     Duane Bennett has been our President and a Director since our inception in July 1996. Mr. Bennett will serve as a director until our next annual shareholder meeting, or until a successor is elected who accepts the position.

     Mr. Bennett's experience in the real estate industry and otherwise over the last ten years has consisted of the following:

     From 1999 to 2000, Mr. Bennett was the sole owner, president, and chief executive officer of Internet Funding Corp., which was incorporated in North Carolina on September 14, 1999. Internet Funding sought to develop the operations of and arrange capital financing for development stage Internet companies within the Charlotte, North Carolina area. Internet Funding failed to locate any companies that needed its services and had no revenues or operations. Internet Funding had no employees other than Mr. Bennett.

     From 1991 until 1995, Mr. Bennett was also the chief executive officer and president of Bennett International Businesses, a sole proprietorship owned by Mr. Bennett and based in Charlotte, North Carolina. Bennett International Businesses explored investment opportunities in China, Mexico, South Africa and Chile. Bennett International Businesses failed to locate any investment opportunities and had no revenues or material operations. Bennett International Businesses had no other employees other than Mr. Bennett.

     From 1995 to 1996, Mr. Bennett also operated Premier Builders and Developers in Charlotte, North Carolina. Premier Builders was incorporated in North Carolina on January 1, 1995. This company developed land within the Charlotte, North Carolina area. Premier Builders and Developers had no revenues for 1995 and 1996 and had expenses and related losses of $21,605 and $14,935, respectively.

Significant  Employees.

     Other  than  Mr.  Bennett,  we  have  no  significant  employees.

Legal  Proceedings.

     No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

     There are no arrangements or understandings pursuant to which any were elected as officers.

Audit  Committee  Financial  Expert

     The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there are only two (2) directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code  of  Ethics

     The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company's principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of
                                                      ------------
Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company's common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10.  Executive  Compensation



                           Summary Compensation Table
                           --------------------------

                    Annual Compensation             Long Term Compensation
                 --------------------------   ------------------------------------
Name and                       Other Annual   Restricted  Securities LTIP    Other
Principal  Year  Salary  Bonus Compensation   Stock Award Underlying Payouts
Position           ($)    ($)       ($)       (s) ($)     Options(#)  ($)     ($)
---------- ----  ------  ----- ------------   ----------- ---------- ------- -----
Duane
Bennett,
President  2003  0       0     0              0           0          0       0
---------  ----  --------------------------   ------------------------------------
Duane
Bennett,
President  2002  0       0     0              0           0          0       0
---------  ----  --------------------------   ------------------------------------
Duane
Bennett,
President  2001  0       0     0              0           0          0       0
---------  ----  --------------------------   ------------------------------------


     We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements under which we will compensate our directors for their services provided to us.

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following tables set forth the ownership, as of March 29, 2004, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security  Ownership  of Certain Beneficial Owners (1)(2)

(foot1 Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would
be  affected  by  community  property  laws.     1).

(foot2 This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect
to  the  shares  indicated  as  beneficially  owned.     2).


Title of Class  Name and Address                    # of Shares  Current % Owned
--------------  ----------------------------------  -----------  ----------------

Common          Duane Bennett  (3)
                7507 Folger Road
                Charlotte, NC 28226                 13,000,000          94%
--------------  ----------------------------------  -----------  ----------------
Common          Greentree Financial Group, Inc.(4)
                555 S. Powerline Road
                Pompano Beach, FL 33069                700,000           5%
--------------  ----------------------------------  -----------  ----------------


(3) Represents shares held in the name of C & C Properties, Inc., a North Carolina corporation wholly owned by Duane Bennett, and shares held in the name of Xenicent, Inc., a North Carolina corporation which is 79% owned by Duane Bennett. C & C Properties, Inc. functions only as a holding entity of which its only asset is the shares of our Company.

(4) Greentree Financial Group, Inc., a Florida corporation, is equally and wholly owned by Mr. Robert C. Cottone, CPA and Mr. Michael Bongiovanni, CPA. Mr. Bongiovanni is Mr. Cottone's father.

Security  Ownership  of  Officers  and  Directors  (2).


Title of Class   Name and Address           # of Shares     Current % Owned
---------------  -------------------        -----------     ---------------
Common           Duane Bennett (3)          13,000,000           94.1%
---------------  -------------------        -----------     ---------------
Common           Karol Kapinos                  75,000              **
---------------  -------------------        -----------     ---------------
Common           All Officers and           13,075,000           94.6%
                 Directors as a
                 Group (2)
---------------  -------------------        -----------     ---------------
**Less than 1%


(3) Represents shares held in the name of C & C Properties, Inc., a North Carolina corporation wholly owned by Duane Bennett, and shares held in the name of Xenicent, Inc., a North Carolina corporation, which is 79% owned by Duane Bennett. C & C Properties, Inc. functions only as a holding entity of which its only asset is the shares of our Company.

Changes  in  Control.

     There are currently no arrangements, which would result in a change in our control.

Item 12.  Certain  Relationships  and  Related  Transactions

     In February of 2000, we entered into a written agreement with Xenicent, Inc., a company which our President, Mr. Duane Bennett, owns 79%. During 2000 we received a total of approximately $102,266 from Xenicent, Inc. for managerial and consulting services. ABC Realty did not provide any management and consulting services to Xenicent, Inc. prior to 2000 and is not currently providing such services. We do not currently have an agreement with Xenicent, Inc. to provide any future services to them. Although this transaction was not negotiated at arms length, we believe that this translation was as fair as if it had been negotiated with a third party.

     On May 21, 2002, we increased our authorized common shares to 50,000,000, changed the par value to $.001 per share and forward split our common stock
120,000 for 1. As a result, Mr. Bennett's 100 shares were exchanged for 12,000,000 of our common shares. In addition, we authorized 5,000,000 shares of preferred stock to be issued.

     Also on May 21, 2002, we entered into a Consulting Services Agreement with Greentree Financial Group, Inc. Under the terms of the agreement, Greentree Financial Group, Inc. has agreed to use its best efforts to assist us in having our common stock publicly traded. In exchange for the following services, we have paid Greentree Financial Services Corp., 700,000 shares of our common stock and $33,475 for:

-    Assistance  with  the  preparation of our Form SB-2 registration statement;
-    State  Blue-Sky  compliance;
-    Selection  of  an  independent  stock  transfer  agent;  and
-    Edgar  services.

     The shares issued were valued at the estimated value for the services received which was $105,000, or $.25 per share.

     On or about July 1, 2002, we entered into a transaction with Xenicent, Inc., a company that is majority owned by our President, to provide us with a computerized real estate system and related software which locates local properties and assisting us with preparing our Company to file our registration statement. The computerized real estate system is a program designed by Mr. Bennett over approximately 5 years which incorporates Microsoft Excel spreadsheets and a tracking program to keep current and historical property data to assist our clients in purchasing new and existing homes or even undeveloped land. This agreement was not evidenced by a written contract but rather was and oral agreement made by Duane Bennett. Pursuant to this agreement we issued 1,000,000 shares of our common stock to Xenicent, Inc. as consideration. The shares were valued at the estimated value of the common stock which was $300,000, or $.30 per share. This transaction was deemed a stock dividend to Mr. Bennett.

     On or about July 1, 2002, we sold 115,000 shares of stock to two accredited investors, one of whom is a director of our company, for $35,000 pursuant to a Regulation D private offering.

Item 13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
          1.   The  following financial statements of ABC Realty are included in
               Part  II,  Item  7:

Independent  Auditors'  Report                                               F-1

Balance  Sheet  -  December  31,  2003                                       F-2

Statements  of  Operations  -  Years  Ended
     December  31,  2003  and  2002                                          F-3

Statements  of  Stockholders'  Equity  -  Years  Ended
     December  31,  2003  and  2002                                          F-4

Statements  of  Cash  Flows  -  Years  Ended
     December  31,  2003  and  2002                                          F-5

Notes  to  Financial  Statements                                          F-6-10

          2.  Exhibits

3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed July 2001.
14.1.  Code  of  Ethics
31.1.  Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief  Executive  Officer
31.2.  Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief  Financial  Officer
32.1.  Section  1350  Certifications  of  Chief  Executive  Officer
32.1.  Section  1350  Certifications  of  Chief  Financial  Officer

     (b)  Reports  on  Form  8-K

None.

Item 14.  Principle  Accounting  Fees

FEES  BILLED  FOR  AUDIT  AND  NON-AUDIT  SERVICES

     The following table represents the aggregate fees billed for professional audit services rendered to Perrella & Associates, P.A., our current independent auditor ("Perrella") for the audit of the Company's annual financial statements for the years ended December 31, 2002 and 2003.


Year  Ended  December  31                2003                2002
-------------------------             ----------          ----------

Audit  Fees  (1)                      $    5,500     (2)  $    5,000
Audit-Related  Fees  (3)                      --                  --
Tax  Fees  (4)                                --                  --
All  Other  Fees  (5)                         --                  --

Total Accounting Fees and
Services                              $    5,500          $    5,000



___________
(1) Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) The amounts shown for Perrella in 2003 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2003.

(3) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(4) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

PRE-APPROVAL  POLICY  FOR  AUDIT  AND  NON-AUDIT  SERVICES

     The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Perrella & Associates after June 2002 were pre-approved by the Board of Directors of the Company.

     The Company is presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               ABC  REALTY,  CO
                                               ----------------

Date:  March  30,  2004                   By:  /s/  Duane  Bennett
                                               -------------------
                                               Duane  Bennett
                                               President  and  Director