Form 10QSB
period 2004-03-31
ABC REALTY CO
filed 2004-05-17
CIK 1203900

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

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

                                 (828) 625-2666
                                  -------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 14, 2004: 13,815,000

Number of shares of preferred stock outstanding as of May 14, 2004: -0-




                                ABC REALTY, INC.
                                  BALANCE SHEET
                          AT MARCH 31, 2004 (UNAUDITED)
=============================================================================


                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash and cash equivalents                                     $        514
   Accounts receivable                                                    500
                                                                 ------------

      TOTAL ASSETS                                               $      1,014
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                              $      8,150
   Loan from shareholder                                                8,843
                                                                 ------------

      TOTAL LIABILITIES                                                16,993
                                                                 ------------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock ($0.001 par value, 50,000,000
     shares authorized: 13,815,000 issued and
     outstanding)                                                      13,815
   Additional paid-in-capital                                         670,685
   Accumulated deficit                                               (700,479)
                                                                 ------------
      TOTAL STOCKHOLDERS' DEFICIT                                     (15,979)
                                                                 ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $      1,014
                                                                 ============




    The accompanying notes are an integral part of these financial statements




                                ABC REALTY, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
==========================================================================
                                                      2004        2003
                                                   ----------  ----------

REVENUES AND COST OF SALES:
---------------------------
   Commissions                                     $      500  $    2,343

SELLING, GENERAL AND ADMINISTRATIVE:                   15,980      15,425
------------------------------------               ----------  ----------


NET INCOME (LOSS)                                  $  (15,480) $  (13,082)
                                                   ==========  ==========

NET INCOME (LOSS) PER SHARE                                **          **
                                                   ==========  ==========

WEIGHTED AVERAGE SHARES                            13,815,000  13,815,000
                                                   ==========  ==========



** Less than $.01





    The accompanying notes are an integral part of these financial statements





                                ABC REALTY, INC.
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
==========================================================================
                                                      2004        2003
                                                   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net (loss)                                      $  (15,480) $  (13,082)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Imputed expenses for related party
        Contributions                                  12,500      12,500
     (Increase) decrease in operating assets
         Accounts receivable                             (500)      2,500
         Prepaid expenses                                   -         600
      Increase (decrease) in operating liabilities:
         Accounts payable                              (1,650)          -
                                                   ----------  ----------

         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                          (5,130)      2,518
                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:                       -           -
                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from shareholder loans                      5,106           -
                                                   ----------  ----------

         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                     5,106           -
                                                   ----------  ----------

         NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                        (24)      2,518

CASH AND CASH EQUIVALENTS:
--------------------------
   Beginning of year                                      538          17
                                                   ----------  ----------

   End of period                                   $      514  $    2,535
                                                   ==========  ==========




    The accompanying notes are an integral part of these financial statements





                          ABC REALTY CO. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2004 (UNAUDITED)
================================================================================


ITEM  1.
--------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2004, the results of operations for the three month period ended March 31, 2004 and 2003, and cash flows for the three month period ended March 31, 2004 and 2003. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE  2  -  GOING  CONCERN  CONSIDERATION

The Company has suffered recurring losses and has an accumulated deficit of $700,479 at March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new marketing affiliation such as co-op programs with other real estate brokers. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During the quarter ended March 31, 2004, the Company imputed $12,500 for services contributed by its President free of charge. These amounts are included in the general and administrative sections and the additional paid-in-capital sections of the accompanying financial statements.

Also during the quarter, we received $5,106 in proceeds from a loan from our President and majority shareholder. The loan is unsecured, bears interest at 6% and is due on demand.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

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

Results  of  Operations.

     For  the  periods  ended  March  31,  2004  and  2003  (Unaudited).


Sales.

     Sales for the periods ended March 31, 2004 were $500, versus $2,343 for the same period in 2003, a decrease of $1,843. Sales consisted of commissions on the sales of residential homes as follows:

-    2004  -  Consulting  fee  in  connection  with  the  purchase  of raw land.
-    2003  -  Co-broker  fee  in  connection  with  the sale of a $340,000 home.
- 2002 - Co-broker fee in connection with the sale of a $250,000 multi-unit home.

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

     We did not have any cost of sales for the years ended March 31, 2004 and 2003. We expect cost of sales as a percentage of sales to fluctuate between 5% and 20% based on any new listing we receive in the future.

Expenses.

     Total expenses for the periods ended March 31, 2004 and 2003 were $15,980 and $15,425, respectively. The expenses for both periods include an imputed $12,500 for services contributed by our President free of charge. Our other administrative expenses remained fairly constant.

     We expect increases in expenses through the year 2004 as the Company moves toward developing its business plan. In addition, we expect professional fees to increase to around $30,000 per year to comply with the reporting requirements of the Securities and Exchange Commission.

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

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We currently do not have any deferred tax assets.

Income  /  Losses.

     Net losses for the years ended March 31, 2004 and 2003 were $15,480 and $13,082, respectively. The net losses increased by $2,398 in 2004 primarily due to the decrease of commission in 2004. We will attempt to grow our revenues during 2004, however, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

     Cash flows used in operations were $5,130 for the period ended March 31, 2004 and generated by operations were $2,518 for the period ended March 31, 2003. Cash flows used in operations were primarily attributable to our $15,480 in net losses for the period ended March 31, 2004, partially offset by $12,500 in imputed expenses from work done by our president that was not charged to our company.

     Cash flows generated by financing activities were $5,106 for the period ended March 31, 2004. For the period ended March 31, 2003, there were no cash flows generated from financing activities. Cash flows from the 2004 period were from a short term loan from our President, Mr. Duane Bennett. The loan is unsecured, due on demand and bears interest at 6% per annum.

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

     Overall, we have funded our cash needs from inception through March 31, 2004 with a series of equity transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with a brokerage firm that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

     We had cash on hand of only $514 and a working capital deficit of $15,979 as of March 31, 2004. Our current amount of cash in the bank is insufficient to fund our operations through year 2004. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $25,000 to sustain operations through year 2004 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $25,000 in connection with this offering have already been paid.

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


ITEM  3.  CONTROLS  AND  PROCEDURES
--------

Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this quarterly report on Form 10-Q, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Duane Bennett ("CEO"). Duane Bennett is also acting Chief Financial Officer. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

PART II.  OTHER INFORMATION
--------

Item  1.  Legal Proceedings

     None.

Item  2.  Changes in Securities

     None.

Item  3.  Defaults Upon Senior Securities

     None.

Item  4.  Submission of Matters to a Vote of Security Holders

     None.

Item  5.  Other Information

     None.

Item  6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed April 2001.
     31.1 CEO  &  CFO  Certification  pursuant  to  Section  302
     32.1 CEO  &  CFO  Certification  pursuant  to  Section  906


(b)  Reports  on  Form  8-K

          None.





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ABC  REALTY  CO.
                                        ----------------
                                       (Registrant)


                                        /S/  Duane  Bennett,  President
Date:  May 14, 2004                     -------------------------------
                                        Duane  Bennett,  President