Form 10QSB
period 2004-06-30
ABC REALTY CO
filed 2004-08-19
CIK 1203900

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

[ ]  TRANSITION  REPORT  UNDER SECTION  13 OR 15(d) OF  THE SECURITIES  EXCHANGE
     ACT  OF  1934  for  the  transition  period  from  _______  to  _______


                                 ABC REALTY CO.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


         North  Carolina                                  56-2012361
         ---------------                                  ----------
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

Number  of  shares  of  common  stock  outstanding  as  of
August  14,  2004:  13,815,000

Number of shares of preferred stock outstanding as of August 14, 2004: -0-


ITEM  1.
--------

                                ABC REALTY, INC.
                                  BALANCE SHEET
                          AT JUNE 30, 2004 (UNAUDITED)
==============================================================================

                                     ASSETS
                                     ------


CURRENT  ASSETS
---------------
   Cash and cash equivalents                                    $          490
   Accounts receivable                                                     500
                                                                --------------

      TOTAL ASSETS                                              $          990
                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES
--------------------
   Accounts payable                                             $       12,450
   Loan from shareholder                                                 8,976
                                                                --------------

      TOTAL LIABILITIES                                                 21,426
                                                                --------------

STOCKHOLDERS'  DEFICIT
----------------------
   Common  stock  ($0.001  par  value,  50,000,000
   shares  authorized: 13,815,000 issued and outstanding)               13,815
   Additional paid-in-capital                                          683,185
   Accumulated deficit                                                (717,436)
                                                                --------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (20,436)
                                                                --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $          990
                                                                ==============




    The accompanying notes are an integral part of these financial statements





                                           ABC REALTY, INC.
                                      STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
===============================================================================================================

                                           Three  Months Ended  June  30,         Six  Months Ended  June  30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

REVENUES  AND  COST  OF  SALES:
-------------------------------
   Commissions                            $          -        $          -       $        500      $      2,343

SELLING, GENERAL AND ADMINISTRATIVE:            16,957              14,587             32,937            30,012
------------------------------------      ------------        ------------       ------------      ------------


NET INCOME (LOSS)                         $    (16,957)       $    (14,587)      $    (32,437)     $    (27,669)
                                          ============        ============       ============      ============

NET INCOME (LOSS) PER SHARE                         **                  **                 **                **
                                          ============        ============       ============      ============

WEIGHTED AVERAGE SHARES                     13,815,000          13,815,000         13,815,000        13,815,000
                                          ============        ============       ============      ============



**  Less  than  $.01




    The accompanying notes are an integral part of these financial statements




                                           ABC REALTY, INC.
                                       STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net loss                                                                   $    (32,437)   $    (27,669)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Imputed expenses for related party contributions                              25,000          25,000
     (Increase)  decrease  in  operating  assets
         Accounts receivable                                                          (500)          2,500
         Prepaid expenses                                                                -             600
      Increase  (decrease)  in  operating  liabilities:
         Accounts payable                                                            2,650               -
                                                                              ------------    ------------

         NET  CASH  PROVIDED  BY  (USED  IN)
         OPERATING ACTIVITIES                                                       (5,287)            431
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                     -               -
------------------------------------                                          ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
----------------------------------------
   Proceeds from shareholder loans                                                   5,239               -
                                                                              ------------    ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                   5,239               -
                                                                              ------------    ------------

         NET  INCREASE  (DECREASE)  IN
         CASH AND CASH EQUIVALENTS                                                     (48)            431

CASH  AND  CASH  EQUIVALENTS:
-----------------------------
   Beginning of year                                                                   538              17
                                                                              ------------    ------------

   End of period                                                              $        490    $        448
                                                                              ============    ============








    The accompanying notes are an integral part of these financial statements




                          ABC REALTY CO. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2004 (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six month period ended June 30, 2004 and 2003. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE  2  -  GOING  CONCERN  CONSIDERATION

The Company has suffered recurring losses and has an accumulated deficit of $717,436 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new marketing affiliation such as co-op programs with other real estate brokers. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During the six month ended June 30, 2004, the Company imputed $25,000 for services contributed by its President free of charge. These amounts are included in the general and administrative sections and the additional paid-in-capital sections of the accompanying financial statements.

Also during the quarter, we received $5,239 in proceeds from a loan from our President and majority shareholder. The loan is unsecured, bears interest at 6% and is due on demand.

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

Results  of  Operations.

     For  the  periods  ended  June  30,  2004  and  2003  (Unaudited).


Sales.

     We did not have any sales for the periods ended June 30, 2004 and 2003. Sales for the six months ended June 30, 2004 were $500, versus $2,343 for the same period in 2003, a decrease of $1,843. Sales consisted of commissions on the sales of residential homes as follows:

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

     We did not have any cost of sales for the years ended June 30, 2004 and 2003. We expect cost of sales as a percentage of sales to fluctuate between 5% and 20% based on any new listing we receive in the future.

Expenses.

     Total expenses for the three months ended June 30, 2004 were $16,957 versus $14,587 in the same period in 2003. Total expenses for the six months ended June 30, 2004 and 2003 were $32,437 and $27,669, respectively. The expenses for both periods include an imputed $12,500 per quarter for services contributed by our President free of charge. Our other administrative expenses remained fairly constant.

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

Income  /  Losses.

     Net losses for the three months ended June 30, 2004 and 2003 were $16,957 and $14,587, respectively. Net losses for the six months ended June 30, 2004 and 2003 were $32,437 and $27,669, respectively. The net losses increased by $4,768 in 2004 primarily due to the decrease of commission in 2004. We will attempt to grow our revenues during 2004, however, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

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

     Cash flows generated by financing activities were $5,287 for the period ended June 30, 2004. For the period ended June 30, 2003, there were no cash flows generated from financing activities. Cash flows from the 2004 period were from a $5,239 short term loan from our President, Mr. Duane Bennett. The loan is unsecured, due on demand and bears interest at 6% per annum.

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

     Overall, we have funded our cash needs from inception through June 30, 2004 with a series of equity transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with a brokerage firm that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

     We had cash on hand of only $490 and a working capital deficit of $20,436 as of June 30, 2004. Our current amount of cash in the bank is insufficient to fund our operations through year 2004. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $25,000 to sustain operations through year 2004 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $25,000 in connection with this offering have already been paid.

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

PART  II.  OTHER  INFORMATION
---------

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


                                        ABC  REALTY  CO.
                                        ----------------
                                       (Registrant)


                                        /S/  Duane  Bennett,  President
Date:  August  14,  2004                -------------------------------
                                        Duane  Bennett,  President