Form 10QSB
period 2004-09-30
ABC REALTY CO
filed 2004-11-18
CIK 1203900

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  1,  2004:  13,915,000

Number of shares of preferred stock outstanding as of November 1, 2004: -0-


                                 ABC REALTY CO.
                                  BALANCE SHEET
                        AT SEPTEMBER 30, 2004 (UNAUDITED)
==============================================================================

                                     ASSETS
                                     ------

CURRENT  ASSETS
---------------
   Cash and cash equivalents                                    $        1,009
                                                                --------------

      TOTAL ASSETS                                              $        1,009
                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES
--------------------
   Accounts payable                                             $       12,450
   Loan from shareholder                                                 9,111
                                                                --------------
      TOTAL LIABILITIES                                                 21,561
                                                                --------------

STOCKHOLDERS'  DEFICIT
----------------------
   Common stock ($0.001 par value, 50,000,000 shares
   authorized: 13,915,000 issued and outstanding)                       13,915
   Additional paid-in-capital                                          706,585
   Accumulated deficit                                                (741,052)
                                                                --------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (20,552)
                                                                --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $        1,009
                                                                ==============



    The accompanying notes are an integral part of these financial statements



                                           ABC REALTY, INC.
                                      STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
===============================================================================================================

                                          Three months ended September 30,       Nine months ended September 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

REVENUES  AND  COST  OF  SALES:
-------------------------------
   Commissions                            $         42        $          -       $        542      $      2,343

SELLING, GENERAL AND ADMINISTRATIVE:            23,659              12,500             56,596            42,512
------------------------------------      ------------        ------------       ------------      ------------

NET INCOME (LOSS)                         $    (23,617)       $    (12,500)      $    (56,054)     $    (40,169)
                                          ============        ============       ============      ============

NET INCOME (LOSS) PER SHARE                         **                  **                 **                **
                                          ============        ============       ============      ============

WEIGHTED AVERAGE SHARES                     13,848,333          13,815,000         13,826,111        13,815,000
                                          ============        ============       ============      ============




**  Less  than  $.01


    The accompanying notes are an integral part of these financial statements



                                       ABC REALTY CO.
                                  STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net loss                                                                   $    (56,054)   $    (40,169)
   Adjustments  to  reconcile  net  loss  to  net
   cash  provided  by  (used  in)  operating  activities:
      Imputed expenses for related party contributions                              37,500          37,500
      Common stock issuances for consulting services                                11,000               -
     (Increase)  decrease  in  operating  assets
         Accounts receivable                                                             -           2,500
         Prepaid expenses                                                                -             600
      Increase  (decrease)  in  operating  liabilities:
         Accounts payable                                                            2,650               -
                                                                              ------------    ------------

         NET  CASH  PROVIDED  BY  (USED  IN)  OPERATING ACTIVITIES                  (4,904)            431
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                     -               -
------------------------------------                                          ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
----------------------------------------
   Proceeds from shareholder loans                                                   5,375               -
                                                                              ------------    ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                   5,375               -
                                                                              ------------    ------------

         NET  INCREASE  (DECREASE)  IN  CASH AND CASH EQUIVALENTS                      471             431

CASH  AND  CASH  EQUIVALENTS:
-----------------------------
   Beginning of year                                                                   538              17
                                                                              ------------    ------------

   End of period                                                              $      1,009    $        448
                                                                              ============    ============





    The accompanying notes are an integral part of these financial statements




                                 ABC REALTY CO.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (UNAUDITED)


ITEM  1.
--------

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE  2  -  GOING  CONCERN  CONSIDERATION

The Company has suffered recurring losses and has an accumulated deficit of $741,052 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new marketing affiliation such as co-op programs with other real estate brokers. The acquisition with Zhong He Li Da is also intended to address this situation (See Note 5). These financial statements do not include any adjustments that might result from this uncertainty.


                                 ABC REALTY CO.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         September 30, 2004 (UNAUDITED)

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During the nine months ended September 30, 2004, the Company imputed $37,500 for services contributed by its former President free of charge. These amounts are included in the general and administrative sections and the additional paid-in-capital sections of the accompanying financial statements.

Also during the nine months ended September 30, 2004, we received $5,375 in proceeds from a loan from our former President and majority shareholder. The loan is unsecured, bears interest at 6% and is due on demand.

NOTE  4  -  COMMON  STOCK  ISSUANCES

On August 10, 2004, the Company issued 100,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of issuance, or $.11 per share, yielding an aggregate value of $11,000. The expense of the services was charged to operations in the accompanying financial statements.

NOTE  5  -  SUBSEQUENT  EVENTS

On September 15, 2004, ABC Realty Co. (the "Company") signed a Plan of Exchange with Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si ("ZHLD") to acquire 100% of the capital stock of ZHLD for 55,000,000 new shares of the Company's common stock. In addition, ZHLD and / or ZHLD shareholders are to pay $400,000, which consists of $300,000 cash and $100,000 promissory note, to C&C Properties, Inc. for 11,000,000 shares of the Company common stock for cancellation. Closing shall occur when all requirements have been met and the transaction will be recorded as a reverse merger. As of today the transaction has not closed.

The Company is in the process of amending its Articles of Incorporation to increase its authorized shares of common stock from 50,000,000 to 150,000,000 shares.

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

Results  of  Operations.

     For  the  periods  ended  September  30,  2004  and  2003  (Unaudited).

Sales.

     Sales for the three months ended September 30, 2004 were $42, versus $0 for the same period in 2003, an increase of $42. Sales for the nine months ended September 30, 2004 were $542, versus $2,343 for the same period in 2003, a decrease of $1,801. Sales consisted of commissions on the sales of residential homes as follows:

-    2004  -  Consulting  fees  in  connection  with  the  purchase of raw land.
-    2003  -  Co-broker  fee  in  connection  with  the sale of a $340,000 home.

     All  sales  transactions  were  with  unrelated  parties.

     During the fourth quarter of 2004, the sources of revenue are expected to shift primarily to the operations of ZHLD.

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

     We did not have any cost of sales for the years ended September 30, 2004 and 2003. We expect cost of sales as a percentage of sales to fluctuate between 5% and 20% based on any new listing we receive in the future.

Expenses.

     Total expenses for the three months ended September 30, 2004 were $ 23,659 versus $12,500 in the same period in 2003. Total expenses for the nine months ended September 30, 2004 and 2003 were $56,596 and $42,512, respectively. The expenses for both periods include an imputed $12,500 per quarter for services contributed by our former President free of charge. The expenses increased by $14,084 in 2004 primarily due to the consulting services fees of $11,000, which was paid by the Company's common stock. Our other administrative expenses remained fairly constant.

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

Income  /  Losses.

     Net losses for the three months ended September 30, 2004 and 2003 were $23,617 and $12,500, respectively. Net losses for the nine months ended September 30, 2004 and 2003 were $56,054 and $40,169, respectively. The net losses increased by $15,885 in 2004 primarily due to the consulting services fees in 2004. We will attempt to grow our revenues during 2004, however, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

     Cash flows used in operations were $4,904 for the period ended September 30, 2004 and generated by operations were $431 for the period ended September 30, 2003. Cash flows used in operations were primarily attributable to our $56,054 in net losses for the period ended September 30, 2004, partially offset by $37,500 in imputed expenses from work done by our former President that was not charged to our company and issuance of common stock of $11,000.

     Cash flows generated by financing activities were $5,375 for the period ended September 30, 2004. For the period ended September 30, 2003, there were no cash flows generated from financing activities. Cash flows from the 2004 period were from a $5,375 short term loan from our former President, Mr. Duane Bennett. The loan is unsecured, due on demand and bears interest at 6% per annum.

     As shown in the accompanying consolidated financial statements, we have incurred losses from operations and have limited cash that raises substantial doubt as to whether we can continue as a going concern. Our ability to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new marketing affiliation such as co-op programs with other real estate brokers. The acquisition with Zhong He Li Da is also intended to address this situation.

     Overall, we have funded our cash needs from inception through September 30, 2004 with a series of equity transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with a China-based firm that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

     We had cash on hand of only $1,009 and a working capital deficit of $20,552 as of September 30, 2004. Our current amount of cash in the bank is insufficient to fund our operations through year 2004. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $25,000 to sustain operations through year 2004 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering the acquisition with the foreign profitable company. Our current capital and revenues are insufficient to fund such acquisition. If we choose to implement such acquisition, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans such as seeking projects that are less in value or that may be projected to be less profitable.

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

     Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We plan to strengthen our position not only in domestic markets but also oversea markets. We plan to expand our operations through aggressively marketing our services.


ITEM  3.  CONTROLS  AND  PROCEDURES
--------

Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this quarterly report on Form 10-Q, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Yu, Xi Qun ("CEO"), and Wang, Chunqing, our Chief Financial Officer. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO  and  CFO  Certifications

     Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Scope  of  the  Evaluation

     The  CEO  and  CFO's  evaluation  of  our  Disclosure Controls and Internal
Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

None.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed April 2001.
31.1 CEO  Certification  pursuant  to  Section  302
31.2 CFO  Certification  pursuant  to  Section  302
32.1 CEO  Certification  pursuant  to  Section  906
32.2 CFO  Certification  pursuant  to  Section  906

(b)  Reports  on  Form  8-K

(1) On September 15, 2004, the Company filed a Form 8-K in connection with the Plan of Exchange with Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ABC  REALTY  CO.
                                        ----------------
                                       (Registrant)


                                        /S/  Yu,  Xi  Qun,  President
Date:  November  17,  2004              -----------------------------
                                        Yu,  Xi  Qun,  President