Form 10KSB
period 2004-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2005-04-20
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-101167

CHINA EDUCATION ALLIANCE, INC.
f/k/a ABC REALTY CO.
(Exact name of small business issuer as specified in its charter)

North Carolina      56-2012361
                                                                                                        (State or other jurisdiction of                            (IRS Employer identification No.)
                                                                                                         incorporation or organization)

80 Heng Shan Rd. Kun Lun Shopping Mall
Harbin, P.R. China 150090
(Address of principal executive offices)

(86451) 8233-5794
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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's net revenues for its most recent fiscal year: $51,700

As of March 31, 2005, there were 57,915,000 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.33 reported by brokers) held by non-affiliates was approximately $3,255,450.

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

Number of shares of common stock outstanding as of March 31, 2005: 57,915,000

Number of shares of preferred stock outstanding as of March 31, 2005: -0-

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which the Company indicates by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. The Company bases their forward-looking statements on information currently available to them, and the Company assumes no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Business

GENERAL DESCRIPTION OF BUSINESS

    China Education Alliance, Inc. ("CEDA" or the "Company") was incorporated in the State of North Carolina on December 2, 1996 under the name of ABC Realty Co. to engage in residential real estate transactions as a broker or agent. In performing these residential real estate services, the Company represented either the seller, as the listing broker, or the buyer, as the buyer's agent, in the sale. The revenue was primarily attributable to the commissions upon the closing of the real estate transaction.

    On September 15, 2004, the Company executed a Plan of Exchange (the "Agreement"), between and among the Company, Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si, a corporation organized and existing under the laws of the People's Republic of China ("ZHLD"), the shareholders of ZHLD (the "ZHLD Shareholders"), and Duane Bennett, Chairman of the Board and indirect controlling shareholder of the Company.

Pursuant to and at the closing of the Plan of Exchange, dated September 15, 2004, which occurred on December 13, 2004, the Company issued the ZHLD Shareholders 55,000,000 shares of common stock of the Company, or 95% of the Company's then outstanding common stock, in exchange for all of the shares of capital stock of ZHLD owned by the ZHLD shareholders. Immediately upon the closing, the Company cancelled 11,000,000 shares of common stock controlled by Duane Bennett, and, as a result, the Company had 2,915,000 shares issued and outstanding before the issuance of the 55,000,000 new shares. Payment for the cancelled shares was made by ZHLD and/or the ZHLD Shareholders in the amount of $400,000 in the aggregate (composed of $300,000 in cash and $100,000 in a promissory note).

On November 17, 2004, the Company changed its name to China Education Alliance, Inc.

Since the reverse merger was consummated, the Company has continued the operations of ZHLD, which is a development stage company that has had little or no revenue since inception and very limited operations due to a lack of capital.

ZHLD is a technology company engaged in the online education industry in China. There is a significant market in China for education and education related products. It has been reported that the education budget established by the Chinese government is over US$60 billion every year, which accounts for 3.41% of the GDP. It is expected to increase year by year. In addition, educational expenses are in the top three expenditure categories in every Chinese family. Currently, ZHLD owns www.edu-chn.com, which is the only website in China having copyrights of examination materials of Chinese primary schools and middle schools, so that ZHLD legally provides target users in the age group of 7 to 18 years with downloadable examination materials. ZHLD also provides other services such as text book downloading and SMS. When the visits to its web site increase, and its membership base expands, ZHLD plans to expand its products into the advanced education market and adult education market.

ZHLD has developed some successful educational software independently and owns a database covering all levels of the basic education. Through cooperation with the local education committees and schools, ZHLD started its business in Heilongjiang and now has 270,000 users who visit its web site. ZHLD projects over 50 million users over the next five years, based on demographic trends and an increase product offering on its web site. ZHLD’s plans for expansion of its business operations include the following:

❖	Buildup the infrastructure to ensure fast access and to satisfy the volume that would develop with increasing demand ;

❖	Boost market shares via nation-wide advertising campaigns;
❖	Invest in human resources to improve the quality of services;
❖	Open branch offices in key cities.

ZHLD has a professional team experienced in the Chinese education market, which increases its chances of successfully implementing these plans.

COMPETITION

The Company is currently taking steps to address the competition in the Chinese online educational industry. In order to increase market share and revenue as quickly as possible, the Company has determined to set up subsidiaries in Beijing, Shanghai, Xian, Hubei and Guangzhou where the educational industry is comparatively well-established. It will continue to make use of its strategy of growth through the use of computer web sites. The Company will take the following steps to increase sales and implement its marketing strategy;

1.	Market penetration

2.	Establishing resale networks

3.	Seeking strategic partners

It is expected that there will be more competitors from both domestic and overseas markets in the following years because the Chinese educational market is huge and growing. In order to avoid the potential low-price competition in the future, the Company has determined to create barriers to entry through the following actions:

1.	Applying for copyrights for the examination materials and educational course data that the Company has collected.

2.
Entering into exclusive agreements with local educational authorities and schools. In return, the Company will agree to pay such authorities and schools approximately 30% of the earnings as a commission. It is planned that this will prevent potential competitors from contacting these school partners directly to solicit business. Currently, the Company has entered into these types of exclusive agreements with approximately 150 schools.

UNCERTAINTY OF COMPETITIVE ENVIRONMENT

In the event that the Company succeeds in its business strategy, in all likelihood, competition will develop. The degree of competition cannot presently be ascertained. However, there can be no assurances that the Company will have the resources to compete effectively, especially to the extent that the market experiences rapid growth.

EMPLOYEES

The Company currently employs 15 staff members, all of whom are located in Northern China. The need for employees and their availability will be addressed in connection with the business development. The Company plans to increase its staff by 55 individuals in 2005.

REGULATION

    No government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sectors in the near future.

ADDITIONAL FINANCIAL

    The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all.

Item 2. Properties

The Company's main office is located at 80 Heng Shan Road Kun Lun Shopping Mall Harbin, P.R. China 150090, which is self-owned property with total area of 11,373 square feet. This space is adequate for the Company's present and their planned future operations. The property was contributed to ZHLD in connection with its Plan of Exchange. The Company pays no rent for use of this space. In addition the Company has no written agreement or formal arrangement with ZHLD pertaining to the use of this space. No other businesses operate from this office. The Company has no current plans to occupy other or additional office space.

Item 3. Legal Proceedings

The Company is not aware of any pending or threatened legal proceedings, in which the Company is involved. In addition, the Company not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the fourth quarter.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)
The principal market in which the common stock is traded is the Over-the-Counter Bulletin Board. The table below presents the low and high bid price for the Company's common stock each quarter since its initial quotation in 2004 and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from brokers who make a market in their securities.

Bid
Quarter Ended                               Low      High

06/30/04*                                        .25         .25
09/30/04                                          .51         .51
12/31/04                                          .30         .30

(b)	Holders. The approximate number of holders of record of the Company's Common Stock as of March 31, 2005 was 538.

(c)	The Company has not paid dividends from inception to date and does not currently intend to do so.

* No trading prior to this date.

The Company has no outstanding options and no outstanding warrants.

Item 6. Management’s Discussion and Analysis

The discussion contained in this prospectus contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes”, “expects”, “may”, or “should”, or “anticipates”, or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. The Company's actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled “risk factors,” as well as those discussed elsewhere in this prospectus.

INTRODUCTION

The Company was incorporated in the State of North Carolina on December 2, 1996 under the name of ABC Realty Co. to engage in residential real estate transactions as a broker or agent. Meanwhile, the Company is also interested in business opportunities in People's Republic of China. The Company will attempt to grow through further business acquisitions in this market. Currently, the Company's revenue streams come from ZHLD, their wholly-owned subsidiary which was acquired on December 13, 2004. ZHLD is a technology company principally engaged in the online education business serving, amongst other customers, the local middle schools in Harbin, China. ZHLD's revenue is primarily from the sale of debit cards for use to obtain educational materials posted on the ZHLD's website at the time of delivery, when title to the products transfers and the customer bears the risk of loss.

Year ended
Selected financial data	December 31, 2004

Net Sales	$51,700

Net Loss	(109,721)
Net Loss per Common Share	-
Weighted Average
Common Shares Outstanding	55,364,375

As of December 31, 2004

Total Assets	$2,475,986
Working Capital	(13,917)
Shareholders’ Equity	2,361,163

No dividends have been declared or paid for any of the periods presented.

Results of Operations

    For the period of inception (August 9, 2004) through December 31, 2004.

Sales.

    The Company currently carries its business in the on-line education business serving the local middle schools in Harbin, China. The sales of $51,700 for the period ending December 31, 2004 were primarily from the sales of debit cards for use to obtain educational materials posted on the Company's website at the time of the delivery, when title to the products transfers and the customer bears the risk of loss.

Cost of Goods Sold.

    The cost of goods sold includes the purchase price and printing expenses for the Company's debit cards and the cost of copy rights of the exam materials plus other direct costs associated with making the products available for resale. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold.

    The cost of goods sold for the period ending December 31, 2004 was $17,073. Cost of sales as a percentage of sales was 33% for 2004.

    The Company expects cost of sales as a percentage of sales to decrease to around 25% of total sales for fiscal year 2005 as new services the Company provides on their website are more popular. For example, the Company is seeking for the co-operation with the named schools which have quality guarantee on the exam materials due to their experiences and restricted systems. If the Company can successfully grow their revenues through providing download services for the exam materials of named schools, their cost of sales as a percentage of sales should be lower in future periods due to higher margin of these services. In addition, volume discounts will be available to them if the Company is successful in achieving sales growth in the future, which will further reduce their cost of sales as a percentage of sales.

Expenses.

    Selling, general and administrative expenses for the period ending December 31, 2004 were $11,346. The expenses were primarily attributable to the initial set up costs and website creation.

    The Company's other selling, general and administrative expenses remained either fixed or relatively constant during 2004.

    The Company expects increases in expenses through the year 2005 as the Company moves towards developing their business plan in the following aspects:

❖	Buildup the infrastructure to ensure fast access and to satisfy the volume coming with increasing demand ;
❖	Boost market shares via nation-wide advertising campaigns;
❖	Invest in human resources to improve the quality of services;
❖	Open branch offices in key cities.

Income / Losses.

    Net loss for the year ended December 31, 2004 was $109,721. The net loss was primarily attributable to professional fee for the period. The Company expects to continue to incur losses at least through 2005 as the Company expects to implement their business plan which will cause the increase in operating expenses. In addition, there can be no assurance that ZHLD will achieve or maintain profitability or that their revenue growth can be sustained in the future.

Impact of Inflation.

    The Company believes that inflation has had a negligible effect on operations since inception. The Company believes that they can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

    Cash flows used in operating activities were $62,726 for the period ending December 31, 2004. Cash flows used in 2004 were primarily for net loss and inventory of $109,721 and $11,165, respectively, partially offset by the depreciation of operating expenses.

    Cash flows used in investing activities were $2,101 for the period ending December 31, 2004. Cash flows for the 2004 were for the purchase of property and equipment.

    Cash flows provided by financing activities were $154,568 for the period ending December 31, 2004. Cash flows for the 2004 included $60,386 in proceeds from issuance of common stock for reverse merger, and $89,182 in proceeds from notes payable, and $5,000 of due to stockholders.

    The Company estimates they will need approximately $50,000 in additional capital during 2005. If revenues increase during 2005, the Company may have sufficient cash flow from operations. At December 31 2004, the Company had cash on hand of $89,741.

    Overall, the Company has funded their cash needs from inception through December 31, 2004 with notes payable and a series of equity transactions related reverse merger. If the Company is unable to receive additional cash from their related parties, the Company may need to rely on financing from outside sources through debt or equity transactions. The Company's related parties are under no legal obligation to provide them with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    The Company had cash on hand of $89,741 and a working capital deficit of $13,917 as of December 31, 2004. The working capital deficit is primarily due to $89,182 of notes payable and accrued taxes payable. The Company will substantially rely on the existence of revenue from their business to sustain their business for the next 12 months. Currently, the Company has enough cash to fund their operations for the next 12 months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital the Company may not be able to sustain their capital needs. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues in 2005 will significantly affect the Company's cash position and move them towards a position where the raising of additional funds through equity or debt financing will be necessary. The Company's current level of operations would require capital of approximately $50,000 to sustain operations through year 2005 and approximately $50,000 per year thereafter. Modifications to the Company's business plans or diversify their business in different industries may require additional capital for them to operate. For example, if the Company is unable to raise additional capital in the future they may need to curtail their number of new services offers or limit their marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for the Company. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. The Company's current capital and revenues are insufficient to fund such expansion. If the Company chooses to launch such an expansion campaign, the Company will require substantially more capital. The funds raised from this offering will also be used to market their products and services as well as expand operations and contribute to working capital. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional capital, their growth potential will be adversely affected and the Company will have to significantly modify their plans. For example, if the Company unable to raise sufficient capital to develop their business plan, the Company may need to:

▪	Curtail new product launches
▪	Forego or postpone opening new traveling showrooms, or
▪	Limit our future marketing efforts to areas that the Company believes would be the most profitable.

    Demand for the products and services will be dependent on, among other things, market acceptance of the Company's on-line services and other related products. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of the Company's downloadable services, the Company's business operations may be adversely affected by their competitors and prolonged recession periods.

    The Company's success will be dependent upon implementing their plan of operations and the risks associated with their business plans. The Company plans to strengthen their position in educational markets in China. The Company also plans to expand their operations through aggressively marketing their on-line business and Company concept.

Item 7. Financial Statements

JIMMY C.H. CHEUNG & CO Certified Public Accountants (A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China Education Alliance, Inc. (Previously ABC Realty Co.) and Subsidiary

We have audited the accompanying consolidated balance sheet of China Education Alliance, Inc. (Previously ABC Realty Co.) and subsidiary as of December 31, 2004, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 9, 2004 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Education Alliance, Inc. (Previously ABC Realty Co.) as of December 31, 2004, and the results of its operations and its cash flows for the period from August 9, 2004 (Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company had a net loss of $109,721, an accumulated deficit of $109,721 and a working capital of $13,917 and used cash in operations of $62,726. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 8. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO Certified Public Accountants

Date: April 12, 2005	By:
Jimmy Cheung
Hong Kong

304 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
Website: http://www.jimmycheungco.com

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2004

The accompanying notes are an integral part of these financial statements

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 9, 2004 (INCEPTION) TO DECEMBER 31, 2004

REVENUE	$	51,700
COST OF SALES		(17,073)
GROSS PROFIT		34,627
OPERATING EXPENSES		
General and administrative expenses		11,346
Professional fees		111,750
Depreciation and amortization		16,699
Total Operating Expenses		139,795
LOSS FROM OPERATIONS		(105,168)
OTHER INCOME (EXPENSES)		
Interest income		76
Interest paid		(2,432)
Total Other Expenses		(2,356)
LOSS BEFORE INCOME TAX EXPENSE		(107,524)
INCOME TAX EXPENSE		(2,197)
NET LOSS	$	(109,721)
Net loss share-basic and diluted	$	-
Weighted average number of shares outstanding during the period-basis and diluted		55,364,375

The accompanying notes are an integral part of these financial statements

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 9, 2004 (INCEPTION) TO DECEMBER 31, 2004

The accompanying notes are an integral part of these financial statements

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
CONFOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 9, 2004 (INCEPTION) TO DECEMBER 31, 2004

The accompanying notes are an integral part of these financial statements

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

ABC Realty Co. was organized under the laws of the State of North Carolina on December 2, 1996. Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si (“ZHLD”) was registered in the People’s Republic of China (“PRC”) on August 9, 2004 with its principal place of business in Harbin, PRC.

ZHLD is principally engaged in the on-line education business serving, among other customers, the local middle schools in Harbin, China.

On September 15, 2004, ABC Realty Co. executed a Plan of Exchange with ZHLD and Duane C. Bennett, Chairman of ABC Realty Co. pursuant to which ZHLD exchanged all of its registered capital of $60,386 for 55,000,000 shares or approximately 95% of the common stock of China Education Alliance, Inc. (“China Education”). On December 13, 2004, China Education consummated the Plan of Exchange with ZHLD. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (ZHLD) and as a reorganization by the accounting acquiree (China Education).

On November 17, 2004, ABC Realty changed its name to China Education Alliance, Inc.

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

China Education and its wholly owned subsidiary ZHLD are hereafter referred to as (the “Company”).

(B)	Principal of consolidation

The accompanying consolidated financial statements for 2004 include the accounts of China Education from the date of merger and its wholly owned subsidiary of ZHLD from August 9, 2004 (Inception) to December 31, 2004.

All significant intercompany transactions and balances have been eliminated on consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)	Cash and cash equivalents

For purpose of the statement of cash flows, cash includes demand deposits with a bank with a maturity of less than three months.

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(E)	Inventories

Inventories are stated at lower of cost or market value, cost being determined on a first in first out method. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. The Company’s inventory consists of purchased debit cards held for sale to distributors.

(F)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings                                                         20 Years
Communication equipment                           10 Years
Motor vehicles                                                 5 Years
Furniture, fixtures and equipment                 5 Years

(G)	Long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121 and 142, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

(H)	Revenue recognition

The Company recognizes revenue from the sale of debit cards for use to obtain educational materials posted on the Company’s website at the time of delivery, when title to the products transfers and the customer bears the risk of loss.

The debit cards are sold to distributors who sell the predetermined debit cards to individuals. The Company recognizes revenue on the debit cards at the time of sale to the distributors as the Company has no record of when and the extent the debit cards purchased were used by the customers. Unused debit cards have no cash value after their purchase and the Company does not refund purchases by distributors.

(I)	Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company’s applicable tax rate has been 33% and income tax expense for the period was $2,197.

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(J)	Fair value of financial instruments

The respective carrying value of certain on-balance sheet financial instruments approximates their fair values. These financial instruments include cash, accounts payable and accrued liabilities, indebtedness to related parties and notes payable. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

(K)	Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Translations denominated in currencies other than the RMB are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital translation occurred. Net gains and losses resulting from foreign exchange translations are included in the statement of operations and stockholders’ equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the period ended December 31, 2004.

(L)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(M)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

2. INVENTORIES

Inventories at December 31, 2004 consisted of the following:

For the period ended December 31, 2004, no provision for obsolete inventories was recorded by the Company.

3.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2004:

Depreciation expenses for the period ended December 31, 2004 were $32,519.

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

4.	NOTE PAYABLE

Note payable of $89,182 as of December 31, 2004 is due to a third party, is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments included in interest, each in the amount of $2,500 starting on October 15, 2004 and ending on September 15, 2005, with the balance of $70,000 due and payable on September 15, 2005, at the option of the Company, in cash or in an equivalent amount of free trading common stock of the Company.

5.	SHAREHOLDERS’ EQUITY

(A)	Stock Issued in Reverse Merger

On December 13, 2004, China Education issued 2,915,000 shares of common stock for the recapitalization with ZHLD (See Note 1).

(B)	In kind contribution

During 2004, property and equipment of $2,405,498 was contributed by a stockholder as additional paid in capital. The property and equipment was recorded at the stockholder’s historical cost.

6.	RELATED PARTY TRANSACTIONS

During 2004, property and equipment of $2,405,498 was contributed by a stockholder as additional paid in capital. The property and equipment was recorded at the stockholders’ historical cost.

7.	CONCENTRATIONS AND RISKS

During 2004, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers located in China.

During 2004, the Company purchased 100% of its inventory from only one supplier.

8.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $109,721 at December 31, 2004 that includes a net loss of $109,721 for the period ended December 31, 2004. The Company’s total current liabilities exceed its total current assets by $13,917 and the Company used cash in operations of $62,726. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

    On or about December 10, 2004, Perrella & Associates, P.A. resigned as the auditor of the Company.

    Perrella & Associates, P.A.'s reports on the Company's financial statements the years ended December 31, 2003 and 2002, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that their audit report for years end December 31, 2003 contained a going concern qualification because of Perrella & Associates doubt about the ability to continue as a going concern. In connection with the audits for the fiscal years ended December 31, 2003 and 2002, and the review for the interim periods up to and including December 10, 2004, there have been no disagreements with Perrella & Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Perrella & Associates, P.A. would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

    The Company's Board of Directors has made the decision to engage another auditor. The Company does not have an audit committee. On December 29, 2004, the Company engaged Jimmy C.H. Cheung & Co., CPA as its independent auditors.

    Prior to making the decision to retain Jimmy C.H. Cheung & Co., CPA, the Company has had no prior relationship with Jimmy C.H. Cheung & Co., CPA's or any of its members.

Item 8A. Controls and Procedures

Quarterly Evaluation of Controls

    As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures (“Disclosure Controls”), and (ii) their internal control over financial reporting (“Internal Controls”). This evaluation (“Evaluation”) was performed by the Company's President and Chief Executive Officer, Yu, Xiqun (“CEO”) and by Wang, Chunqing, the Company's Chief Financial Officer (“CFO”). In this section, the Company presents the conclusions of their CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of their Disclosure Controls and (ii) with respect to any change in their Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect their Internal Controls.

CEO and CFO Certifications

    Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the “Rule 13a-14(a)/15d-14(a) Certifications”). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

    Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

    The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

    The CEO and CFO’s evaluation of the Company's Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of the Company's controls can be reported in their quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls, and to make modifications if and as necessary. The Company's external auditors also review Internal Controls in connection with their audit and review activities. The Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

    Among other matters, the Company sought in their Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, or whether the Company had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in their Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to the Company's independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, the Company considered what revisions, improvements and/or corrections to make in accordance with the Compan's ongoing procedures.

Conclusions

    Based upon the Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in the Company's Internal Controls that occurred during their most recent fiscal quarter that has materially affected, or is reasonably likely to affect, their Internal Controls.

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers.

    The Company's Bylaws provide that the Company must have at least 1 director, but not more than 7 directors. Each director will serve until the Company's next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. The Company's officers may be elected by their Board of Directors at any regular or special meeting of the Board of Directors.

    On November 13, 2004, Duane Bennett, the former President, filled five vacancies on the Board of Directors with designees of ZHLD and then he resigned. The names and positions of these individuals are as follows:

Name	Age	Position
Yu, Xinqun	38	Chairman of the Board of Directors, President, Chief Executive Officer and Director
Wang, Chunqing	46	Vice Chairman and Chief Financial Officer
Yang, Yuhong	40	Vice President and Director
Liu, Yanzhi	37	Director
Wu, Yuzhong	35	Director

    The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

    Mr. Yu, Xiqun - Chairman of the Board, President and Chief Executive Officer. Mr. Yu has over 16 years of experience in senior management with several Northern China based enterprises. He was responsible for marketing, strategic planning and designing for many of these corporations. In addition to his posts in Zelda, he is also the CEO of RETONG.COM., as well as the Chairman of Harbin Zhonghelida Technology Corporation, Heilongjiang Retong Advertising Co., Ltd. And Heilongjiang Wantong Telecommunication Project Co., Ltd. Mr. Yu is a member of the Council of China Harbin Advertising Association and a Director of the China Internet Network Association. Mr. Yu holds a degree in Business Administration from the Harbin University of Science and Technology. He is the owner of 38,050,000 shares of the Registrant, representing 66% of the outstanding shares of common stock.

    Mr. Chunqing Wang - Vice Chairman of the Board and Chief Financial Officer. Mr. Wang holds a Certificate of Senior Accountant. Mr. Wang has extensive experience in financial management. Prior to joining the Registrant, from 1986 to 1989, he served as a Financial Director for Harbin Battery Manufacturing Company. From 1989 to 1992, he was a Financial Director with Harbin Tianrun Chemical Joint-Stock Company. From 1992 to 2001, he assumed the CFO position for Tianrun Group. Since 2001, he has been the CFO with Zelda. Mr. Wang is a graduate in industrial accounting from the Harbin College of Economic Carde Management. He doesn't own any shares of the Registrant.

    Mr. Yuhong Yang - Director and Vice President. Before joining the Registrant, Mr. Yang was the Managing Director and Chief Editor of the Qitaihe Evening Paper, a Vice President with the Orient Realty Development Co., Ltd. and the President of Harbin Runtong Group. He is also a member of the Council of Heilongjiang Young Enterpriser Association. Mr. Yang is a specialist in capital deployment and asset management, and is excellent in human resource cultivation. He earned his Master of Business Administration from Hong Kong Public University. He doesn't own any shares of the registrant.

    Mr. Yanzhi Liu - Director. Mr. Liu is 37 years old. He is a graduate in computer science, and holds a Certificate of Senior Engineer. Mr. Liu served as a Technical Manager for the Thermodynamic Company of the Harbin Power Station Group, and as the Technical Manager for the Heilongjiang Wantong Telecom Project Company. He is a specialist in telecommunications and trouble shooting. He doesn't own any shares of the registrant.

    Mr. Yuzhong Wu - Director. Mr. Wu is 35 years old. He is a graduate in enterprise management and a Certificate holder of Economist. Mr. Wu was a Marketing Manager for Harbin Kaida Wood Products Company, and later was an Administration Officer and Strategic Planning Manager for Heilongjiang Retong Advertising Co., Ltd. Mr. Wu has planned many provincial and municipal activities. He doesn't own any shares of the registrant

Significant Employees.

    The Company has no significant employees in the United States.

Legal Proceedings.

    No officer, director, or persons nominated for such positions and no promoter or significant employee of the Company has been involved in legal proceedings that would be material to an evaluation of the management.

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

Code of Ethics

    The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company’s principal chief executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions (the Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Yu, Xiqun Chairman of the Board of Directors, President, Chief Executive Officer and Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

The Company has not entered into any other employment agreements with their employees, Officers or Directors. The Company has no standard arrangements under which the Company will compensate their directors for their services provided to them.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The following tables set forth the ownership, as of March 31, 2005, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2).

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. The Company is unaware of any shareholders whose voting rights would be affected by community property laws.

(2) This table is based upon information obtained from the Company's stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, the Company believes that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Title of Class	Name and Address	# of Shares	Current % Owned
Common	Yu, Xiqun 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	38,050,000	66%
Common	Feng, Guilan 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	10,000,000	17%

Security Ownership of Officers and Directors (2).

Title of Class	Name and Address	# of Shares	Current % Owned
Common	Yu, Xiqun 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	38,050,000	66%
Common	All Officers and Directors as a Group (2)	38,050,000	66%

Changes in Control.

There has been a change in the majority of the directors of the Company resulting from the share exchange transition between the Company and ZHLD and, as a result, there has been a change of control of the Company within the meaning of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). However, since the Company is not registered under Section 12 of the Securities Exchange Act of 1934, as amended, there was no obligation on the Registrant to prepare and file with the Commission and mail to shareholders an Information Statement on Schedule 14F-1 with respect to such change of control. However, such change in control was described in a Current Report on Form 8-K, filed with the Commission on December 15, 2004, which is incorporated herein by reference. Such report contains information on, among other things, the age, background and stock ownership of the recently appointed directors of the Company.

    As a result of the completion of the acquisition of ZHLD, a Form 8-K/A with audited financial statements of ZHLD and pro forma combined financial statements as required by Item 9.01 of Form 8-K was filed with the Commission on April 18, 2005.

Item 12. Certain Relationships and Related Transactions

Pursuant to and at the closing of the Plan of Exchange, dated September 15, 2004, which occurred on December 13, 2004, the Company issued the ZHLD Shareholders 55,000,000 shares of common stock of the Company, or 95% of the Company's then outstanding common stock, in exchange for all of the shares of capital stock of ZHLD owned by the ZHLD Shareholders.

Immediately upon the closing, the Company accepted the cancellation of 11,000,000 shares of common stock from Duane Bennett, and, as a result, the Company had 2,915,000 shares of common stock issued and outstanding before the issuance of the 55,000,000 new shares of common stock.

Item 13. Exhibits and Reports on Form 8-K

(a) Financial Statements
1. The following financial statements of China Education Alliance, Inc. are included in Part II, Item 7:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet - December 31, 2004	F-2
Consolidated Statements of Operations - August 9, 2004 (Inception) To December 31, 2004	F-3
Consolidated Statements of Stockholders’ Equity - August 9, 2004 (Inception) To December 31, 2004	F-4
Consolidated Statements of Cash Flows - August 9, 2004 (Inception) To December 31, 2004	F-5
Notes to Consolidated Financial Statements	F-6-10

2. Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed July 2001.
14.1. Code of Ethics
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

(b) Reports on Form 8-K

(1) On December 15, 2004, we filed a current report on Form 8-K in order to report the completion of acquisition of Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si, a corporation organized and existing under the laws of the People's Republic of China.

(2) On January 25, 2005, we filed a current report on Form 8-K in order to report the changes in our certifying accountant.

(3) On April 18, 2005, we filed an amendment of current report on Form 8-K/A in order to publish our audited financial statements and unaudited pro forma financial statements reflecting a transaction closing on December 13, 2004.

Item 14. Principle Accounting Fees

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to Jimmy C.H. Cheung & Co., CPA, the Company's current independent auditor for the audit of the Company's annual financial statements for the period from August 9, 2004 (Inception) to December 31, 2004.

Year Ended December 31	2004

Audit Fees (1)	$20,000 (2)
Audit-Related Fees (3)	-
Tax Fees (4)	-
All Other Fees (5)	-
Total Accounting Fees and Services	$20,000
___________

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Jimmy C.H. Cheung & Co., CPA in 2004 relate to the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Jimmy C.H. Cheung & Co., CPA after December 2004 were pre-approved by the Board of Directors of the Company.

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

China Education Alliance, Inc.

Date: April 15, 2005	By:	/s/ Yu, Xiqun
Name: Yu, Xiqun
Title: President and Chief Executive Officer