Form 10KSB/A
period 2004-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2005-04-28
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

Year ended
Selected financial data	December 31, 2004

Net Sales	$51,700

Net Loss	(109,721)
Net Loss per Common Share	-
Weighted Average
Common Shares Outstanding	55,364,375

As of December 31, 2004

Total Assets	$2,475,986
Working Capital Deficiency	(13,917)
Shareholders’ Equity	2,361,163

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

Item 7. Financial Statements

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY

CONTENTS

Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of December 31, 2004	2

Consolidated Statement of Operations for the period from August 9, 2004 (Inception) to December 31, 2004	3

Consolidated Statement of Stockholders’ Equity for the period from August 9, 2004 (Inception) to December 31, 2004	4

Consolidated Statement of Cash Flows for the period from August 9, 2004 (Inception) to December 31, 2004	5

Notes to Consolidated Financial Statements	6 - 9

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company had a net loss of $109,721, an accumulated deficit of $109,721 and a working capital deficiency of $13,917 and used cash in operations of $62,726. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 8. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO Certified Public Accountants

Date: April 12, 2005	By:
JIMMY C.H. CHEUNG
Hong Kong,

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong,

Date: April 12, 2005

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
14.1. Code of Ethics*
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer*
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer*
32.1. Section 1350 Certifications of Chief Executive Officer*
32.2. Section 1350 Certifications of Chief Financial Officer*
* Filed previously

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

China Education Alliance, Inc.

Date: April 28, 2005	By:	/s/ Yu, Xiqun
Name: Yu, Xiqun
Title: President and Chief Executive Officer