Form 10QSB
period 2005-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2005-05-20
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CHINA EDUCATION ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina      56-2012361
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

(86451) 8233-5794
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of
May 11, 2005: 57,915,000

Number of shares of preferred stock outstanding as of
May 11, 2005: -0-

ITEM 1. FINANCIALS

CONTENTS

                                                                                                                                                                        Pages
__________________________________________________________________________________________

Condensed Consolidated Balance Sheet as of March 31, 2005 (Unaudited)                                                                1
__________________________________________________________________________________________

Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 (Unaudited)                  2
__________________________________________________________________________________________

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 (Unaudited)                 3
__________________________________________________________________________________________

Notes to Condensed Consolidated Financial Statements (Unaudited)                                                                       4 - 6
__________________________________________________________________________________________

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
 MARCH 31, 2005
(UNAUDITED)

The accompanying notes are an integral part of these financial statements

CHINA EDUCATION ALLIANCE, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

The accompanying notes are an integral part of these financial statements

CHINA EDUCATION ALLIANCE, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

The accompanying notes are an integral part of these financial statements

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF MARCH 31, 2005 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2005, the results of operations for the three month period ended March 31, 2005, and cash flows for the three months ended March 31, 2005. The results for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 REVERSE MERGER

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for 2004 include the accounts of China Education from the date of merger and its wholly owned subsidiary of ZHLD from August 9, 2004 (Inception) to December 31, 2004.

The accompanying unaudited consolidated financial statements for 2005 include the accounts of China Education and its wholly owned subsidiary of ZHLD.

All significant intercompany transactions and balances have been eliminated on consolidation.

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF MARCH 31, 2005 (UNAUDITED)

NOTE 4 USE OF ESTIMATES

The preparation of the financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates.

NOTE 5 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of March 31, 2005.

NOTE 6 INVENTORIES

Inventories at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

For the three months ended March 31, 2005 (unaudited), no provision for obsolete inventories was recorded by the Company.

NOTE 7 NOTE PAYABLE

Balance at March 31, 2005 (unaudited) and December 31, 2004:

Note payable is due to a third party, is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments included in interest, each in the amount of $2,500 starting on October 15, 2004 and ending on September 15, 2005, with the balance of $70,000 due and payable on September 15, 2005, at the option of the Company, in cash or in an equivalent amount of free trading common stock of the Company.

 CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF MARCH 31, 2005 (UNAUDITED)

NOTE 8 SHAREHOLDERS’ EQUITY

(A)  Stock Issued in Reverse Merger

On December 13, 2004, China Education issued 2,915,000 shares of common stock for the recapitalization with ZHLD (See Note 2).

(B)  In kind contribution

During 2004, property and equipment of $2,405,498 was contributed by a stockholder as additional paid in capital. The property and  equipment was recorded at the stockholder’s historical cost.

During the quarter, the Company recorded additional paid in capital of $7,500 being amount owed to and waived by the stockholders.

NOTE 9 RELATED PARTY TRANSACTIONS

During 2004, property and equipment of $2,405,498 was contributed by a stockholder as additional paid in capital. The property and equipment was recorded at the stockholders’ historical cost.

During the quarter, the Company recorded additional paid in capital of $7,500 being amount owed to and waived by the stockholders.

NOTE 10 COMPARATIVE FINANCIAL STATEMENTS

On December 13, 2004, the Company acquired 100% of the capital stock of ZHLD, a corporation organized under the laws of the P.R. China ("PRC"), pursuant to a Share Exchange Agreement dated September 15, 2004. The ZHLD subsidiary, incorporated in the PRC on August 9, 2004, has commenced its business in on-line education servicing, among other customers, the local middle schools in Harbin, China. The acquisition was accounted for as a reverse merger. Accordingly, there are no applicable financial statements for the comparable period for the three months ended March 31, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OUR COMPANY

    We were incorporated in North Carolina on December 2, 1996. Starting from September 2004, we were engaged in the online education industry in China. We are planning to develop our business by increasing the user base, the sales of our self-developed educational software and the database which covers all levels of the basic education in China. Currently, we own www.edu-chn.com, which is the only website in China having copyrights of examination materials of Chinese primary schools and middle schools, so that we legally provide target users in the age group of 7 to 18 years with downloadable examination materials. Through cooperation with the local education committees and schools, we now have 270,000 using our online services. We project over 450,000 users in the first half of 2005 and over 50 million users over the next two years, based on demographic trends and an increase product offering on its web site. We also provide other services such as text book downloading and SMS. When visits to our web site increase, and our membership base expands, we plan to expand our products into the advanced education market and adult education market.

Results of Operations.

For the period ended March 31, 2005 (Unaudited).

Sales.
Currently our business is on-line education serving the local middle schools in Harbin, China. The sales of $78,617 for the three months ended March 31, 2005 were primarily from the sales of debit cards for use to obtain educational materials posted on the Company's website at the time of the delivery, when title to the products transfers and the customer bears the risk of loss.

Cost of Sales.

The cost of goods sold includes the purchase price and printing expenses for our debit cards and the cost of copy rights of the exam materials plus other direct costs associated with making the products available for resale. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold.

The cost of goods sold for the three months ended March 31, 2005 was $25,638, which was approximately 32.6% of sales. The low percentage was primarily due to the feature of our products. We provide our members with downloadable materials, most of which have limited costs.

We expect to keep cost of sales as a percentage of sales at a low level as our new services provided on our website are more popular. We are seeking for the co-operation with the named schools which have quality guarantee on the exam materials due to their experiences and restricted systems. If we can successfully grow our revenues through providing download services for the exam materials of named schools, we can meet the expectation in future periods due to higher margin of these services. In addition, volume discounts will be available if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses.

    Selling, general and administrative expenses for the three months ended March 31, 2005 were $15,897. The expenses were primarily attributable to the salaries, the initial set up costs and website creation.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We currently do not have any deferred tax assets.

Income / Losses.

Net income for the three months ended March 31, 2005 was $980, which was primarily due to the limited cost of sales. We will attempt to grow our revenues during 2005.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

    Cash flows provided by operations were $64,266 for the three months ended March 31, 2005. Cash flows provided by operations were primarily attributable to our $48,779 in depreciation of our fixed assets for the period ended March 31, 2005.

    There were no cash flows from investing activities in the three-month period ended March 31, 2005.

    Cash flows generated by financing activities were $2,856 for the period ended March 31, 2005. Cash flows from first quarter of 2005 were from a $7,500 shareholder loan, offset by the payment of $4,644 on convertible note.

    Overall, we have funded our cash needs from inception through March 31, 2005 with a series of equity transactions, including the loans from related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions.

    We had cash on hand of $156,863 and a working capital surpass of $43,343 as of March 31, 2005. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from projected revenues, operating and financing activities. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues in 2005 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2005 and approximately $50,000 per year thereafter. Modifications to our business plans or diversify our business in different industries may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new services offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

▪	Curtail new product launches
▪	Forego or postpone the cooperation with our strategic partners, or
▪	Limit our future marketing efforts to areas that we believe would be the most profitable.

    Demand for the products and services will be dependent on, among other things, market acceptance of our on-line services and other related products. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our downloadable services, our business operations may be adversely affected by our competitors and prolonged recession periods.

    Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We plan to strengthen our position in educational markets in China. We also plan to expand our operations through aggressively marketing our on-line business and Company concept.

ITEM 3. CONTROLS AND PROCEDURES

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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
31.1 CEO Certification pursuant to Section 302*
31.2 CFO Certification pursuant to Section 302*
32.1 CEO Certification pursuant to Section 906*
32.2 CFO Certification pursuant to Section 906*
Filed herewith*

(b) Reports on Form 8-K

(1)	On January 25, 2005, we filed a current report on Form 8-K in order to report the changes in our certifying accountant.

(2)	On April 18, 2005, we filed an amendment of current report on Form 8-K/A in order to publish our audited financial statements and unaudited pro forma financial statements reflecting a transaction closing on December 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.
(Registrant)

/S/ Yu, Xi Qun, President
Date: May 11, 2005                                                                   ____________________
Yu, Xi Qun, President