Form 10QSB
period 2005-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2005-08-15
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CHINA EDUCATION ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina      56-2012361
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

(86451) 8233-5794
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of
August 12, 2005: 57,915,000

Number of shares of preferred stock outstanding as of
August 12, 2005: -0-

ITEM 1.

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheet
At June 30, 2005 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$423,298
Inventories	4,734
Other receivables	302
TOTAL CURRENT ASSETS	428,334

PROPERTY AND EQUIPMENT
Machinery & equipment	2,407,600
Accumulated depreciation	(130,077)
NET PROPERTY AND EQUIPMENT	2,277,523

TOTAL ASSETS	$2,705,857

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables and accrued liabilities	$11,515
Convertible note payable	76,865
Income taxes payable	77,714
TOTAL CURRENT LIABILITIES	166,094

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized:
none issued and outstanding)	-
Common stock ($0.001 par value, 150,000,000 shares authorized:
57,915,000 issued and outstanding)	57,915
Additional paid-in capital	2,425,469
Retained earnings	35,879
Due to stockholders	20,500
TOTAL STOCKHOLDERS' EQUITY	2,539,763

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,705,857

The accompanying notes are an integral part of these consolidated financial statements

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
Consolidated Statement of Operations
For the three months and six months ended June 30, 2005 (Unaudited)

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
REVENUES:
Sales	$285,411	$364,028
Cost of goods sold	(30,656)	(56,294)
GROSS PROFIT	254,755	307,734

OPERATING EXPENSES:
Selling, general and administrative	5,266	21,163
Professional fees	3,500	7,000
Depreciation and amortization	25,049	50,098
TOTAL OPERATING EXPENSES	33,815	78,261

INCOME FROM OPERATIONS	220,940	229,473

OTHER INCOME (EXPENSES):
Interest income	136	260
Interest expense	(2,327)	(5,183)
Other	(28)	(1,236)
TOTAL OTHER INCOME (EXPENSES)	(2,219)	(6,159)

INCOME BEFORE INCOME TAXES	218,721	223,314
INCOME TAX EXPENSE	(74,101)	(77,714)

NET INCOME	$144,620	$145,600

Basic and fully diluted net income per common share	$-	$-

Basic and fully diluted weighted average shares	57,915,000	57,915,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
For the six months ended June 30, 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,600
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	97,557
(Increase) decrease in operating assets
Inventories	6,431
Other receivables	(302)
Increase (decrease) in operating liabilities:
Income taxes payable	75,517
Other payabes and accrued liabilities	(11,929)

NET CASH PROVIDED BY OPERATING ACTIVITIES	312,874

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder	17,500
Payment on convertible note	(12,317)
Due to shareholders	15,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,683

NET INCREASE IN CASH AND CASH EQUIVALENTS	333,557

CASH AND CASH EQUIVALENTS:
Beginning of year	89,741

End of period	$423,298

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,183
Cash paid for income taxes	$2,197

Supplemental disclosures of noncash financing activities:
Common stock issued for services	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2005, the results of operations for the three-month and six-month periods ended June 30, 2005, and cash flows for the six months ended June 30, 2005. The results for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 REVERSE MERGER

ABC Realty Co. was organized under the laws of the State of North Carolina on December 2, 1996. Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si (“ZHLD”) was registered in the People’s Republic of China (“PRC”) on August 9, 2004 with its principal place of business in the PRC.

ZHLD is principally engaged in the on-line education business serving the students in China.

On September 15, 2004, ABC Realty Co. executed a Plan of Exchange with ZHLD and Duane C. Bennett, Chairman of ABC Realty Co. pursuant to which ZHLD exchanged all of its registered capital of $60,386 for 55,000,000 shares or approximately 95% of the common stock of China Education Alliance, Inc. (“China Education”). On December 13, 2004, China Education consummated the Plan of Exchange with ZHLD. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (ZHLD) and as a re-organization by the accounting acquiree (China Education).

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements do not include the financial information for 2004 due to the merger commencing in the fourth quarter of 2004 and its wholly owned subsidiary of ZHLD set up on August 9, 2004.

The accompanying unaudited consolidated financial statements for 2005 include the accounts of China Education and its wholly owned subsidiary of ZHLD.

All significant intercompany transactions and balances have been eliminated on consolidation.

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

NOTE 4 USE OF ESTIMATES

The preparation of the financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates.

NOTE 5 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of June 30, 2005.

NOTE 6 INVENTORIES

Inventories at June 30, 2005 (unaudited) and December 31, 2004 consisted of the following:

	2005
	(Unaudited)	2004
Debit cards	$4,734	$11,165
Less: provision of obsolescence	-	-
	$4,734	$11,165

For the six months ended June 30, 2005 (unaudited), no provision for obsolete inventories was recorded by the Company.

NOTE 7 NOTE PAYABLE

Balance at June 30, 2005 (unaudited) and December 31, 2004:
	2005
	(Unaudited)	2004
Note payable	$76,865	$89,182

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

 CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

NOTE 8 SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2005, the Company recorded additional paid in capital of $17,500 being amount owed to and waived by the stockholders.

NOTE 9 RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, the Company recorded additional paid in capital of $17,500 being amount owed to and waived by the stockholders.

NOTE 10 COMPARATIVE FINANCIAL STATEMENTS

On December 13, 2004, the Company acquired 100% of the capital stock of ZHLD, a corporation organized under the laws of the PRC, pursuant to a Share Exchange Agreement dated September 15, 2004. The ZHLD subsidiary, incorporated in the PRC on August 9, 2004, has commenced its business in on-line education servicing the students in China. The acquisition was accounted for as a reverse merger. Accordingly, there are no applicable financial statements for the comparable periods for the three months and six months ended June 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OUR COMPANY

ABC Realty Co (AREY) was incorporated in North Carolina on December 2, 1996. Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si (ZHLD) was incorporated in Harbin, China on August 9, 2004 under the laws of People’s Republic of China.

On September 15, AREY executed a Plan of Exchange between and among AREY, Duane Bennett, the chairman of AREY and ZHLD. Pursuant to the Plan of Exchange, ZHLD exchanged all their registered capital of US$60,386 for 55,000,000 shares common stock of AREY, or 95% of the outstanding common stock of AREY. On December 13, 2004, AREY consummated the exchange transaction with ZHLD. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a capital transaction and recapitalization by ZHLD and as a re-organization by AREY. On November 17, 2004, AREY changed its name to China Education Alliance, Inc.(CEDA).

ZHLD is engaged in the education business in China. Its operations include a major education website, the Greater China Occupational Education Base and sales of on-line education software and educational books media. The operations are an effective combination with the education website serving as a leading force.

We are planning to develop our business by increasing the user base, the sales of our self-developed educational software and the database which covers all levels of the basic education in China. Currently, we own www.edu-chn.com, which is one of the few websites in China having copyrights of examination materials of Chinese primary schools and middle schools, so that we legally provide target users in the age group of 7 to 40 years with downloadable examination materials, education result appraisals and occupational license authorizations. Through cooperation with the local education committees and schools, we now have 15 million people using our online services. We have developed 15 million users in the first half of 2005 and over 50 million users over the next two years, based on demographic trends and an increase product offering on its web site. We also provide other services such as text book downloading and electronic storage management. When visits to our web site increase, and our membership base expands, we plan to expand our products into the advanced education market and Chinese language education market toward forigners.

Results of Operations.

For the six months ended June 30, 2005 (Unaudited).

Sales.

Currently our business is on-line education services. The sales of $285,411 and $364,028 for the three-month and six-month periods ended June 30, 2005, respectively, were primarily from the sales of debit cards for use to obtain educational materials posted on the Company's website at the time of the delivery, when title to the products transfers and the customer bears the risk of loss. The sales in the second quarter of 2005 were approximately 360% of the sales in the first quarter. The remarkable increase in the second quarter was primarily due to the high quality, sufficiency and reliability of our education materials, which increased the visits to our website. The visits during the first quarter were up to 270,000 and then increased to 450,000 in April and to 900,000 in May and to 1.5 million in June, reflecting our website has gained more and more respect as its reputation grows.

Most of our sales was achieved in March as the first two months in the first quarter were the Spring Festival in China. On the other hand, we began our promotion program in March before the middle-term examination.

Cost of Sales.

The cost of goods sold includes the purchase price and printing expenses for our debit cards and the cost of copy rights of the exam materials plus other direct costs associated with making the products available for resale. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold.

The cost of goods sold for the three months ended June 30, 2005 was $30,656, which was approximately 10.7% of sales. The cost of goods sold for the six months ended June 30, 2005 was $56,294, which was approximately 15.5% of sales. We expect our cost of good sold percentage to remain relatively low due to the downloadable nature of our products and materials.

We also expect to keep cost of sales as a percentage of sales relatively low as our new services provided on our website become more popular. We are seeking the co-operation of well known schools which have quality guarantee on the exam materials due to their experiences and restricted systems. If we can successfully grow our revenues through providing download services for the exam materials of named schools, we can meet the expectation in future periods due to higher margin of these services. In addition, volume discounts will be available if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses.

Selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2005 were $5,266 and $21,163, respectively. The expenses were primarily attributable to the salaries, the initial set up costs and website creation. The decrease in selling, general and administrative expenses in the second quarter was due primarily to better control of administrative expense.

We expect increases in expenses through the year 2005 as we move towards developing our business plan in the following aspects:

❖	Buildup the infrastructure to ensure fast access and to satisfy the volume coming with increasing demand ;
❖	Boost market shares via nation-wide advertising campaigns;
❖	Invest in human resources to improve the quality of services;
❖	Open branch offices in key cities.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We currently do not have any deferred tax assets.

Income / Losses.

We had net income of $144,620 and $145,600 for the three-month and six-month periods ended June 30, 2005, respectively. The remarkable increase in net income in the second quarter of 2005 was due primarily to the increase in sales and expenses control. We will attempt to keep the upward trend of our revenues during 2005.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

      Cash flows provided by operations were $312,874 for the six months ended June 30, 2005. Cash flows provided by operations were primarily attributable to $97,557 in depreciation of our fixed assets for the six months ended June 30, 2005 and the taxes payable of $75,517.

There were no cash flows from investing activities in the six-month period ended June 30, 2005.

     Cash flows generated by financing activities were $20,683 for the six months ended June 30, 2005. Cash flows from the six months of 2005 were from a $17,500 shareholder loan, offset by the payment of $12,317 on the convertible note.

     The company’s future for more profits is optimistic due to the significant increase in the visits to our website and the types of other services.

     Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We plan to strengthen our position in educational markets in China. We also plan to expand our operations through aggressively marketing our on-line business and Company concept.

Critical Accounting Policies and Estimates

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see "Note 1 - Summary of significant account policies" in our financial statements and related notes on Form 10-K. Our critical accounting policies and estimates are as follows:

Revenue recognition

We recognize revenue from the sale of debit cards for use to obtain educational materials posted on our website at the time of delivery, when title to the products transfers and the customer bears the risk of loss.

The debit cards are sold to distributors who sell the predetermined debit cards to individuals. We recognize revenue on the debit cards at the time of sale to the distributors as we have no record of when and the extent the debit cards purchased were used by the customers. Unused debit cards have no cash value after their purchase and we do not refund purchases by distributors.

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

Buildings                                          20 Years
Communication equipment                 10 Years
Motor vehicles                                   5 Years
Furniture, fixtures and equipment        5 Years

Long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121 and 142, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. We review long-lived assets to determine that carrying values are not impaired.

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

(b) Reports on Form 8-K

An amended Form 8-K/A was filed on April 15, 2005 to provide financial statements in connection with the acquisition of the foreign subsidiary Zhong He Li Da.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC. (Registrant)

Date: August 15, 2005	By:	/s/ Yu, Xi Qun
Yu, Xi Qun President