Form 10KSB/A
period 2004-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2005-11-08
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

ZHLD is a technology company engaged in the online education industry in China. There is a significant market in China for education and education related products. It has been reported that the education budget established by the Chinese government is over US$60 billion every year, which accounts for 3.41% of the GDP. It is expected to increase year by year. In addition, educational expenses are in the top three expenditure categories in every Chinese family. Currently, ZHLD owns www.edu-chn.com, which is the only website in China having copyrights of examination materials of Chinese primary schools and middle schools, so that ZHLD legally provides target users in the age group of 7 to 18 years with downloadable examination materials. ZHLD plans to provides other services such as text book downloading and SMS. When the visits to its web site increase, and its membership base expands, ZHLD plans to expand its products into the advanced education market and adult education market.

ZHLD has developed some successful educational software independently and owns a database covering all levels of the basic education. Through cooperation with the local education committees and schools, ZHLD started its business in Heilongjiang and now has 270,000 users who visit its web site. ZHLD projects over 50 million users over the next five years, based on demographic trends and an increase product offering on its web site. ZHLD’s plans for expansion of its business operations include the following:

-	Buildup the infrastructure to ensure fast access and to satisfy the volume that would develop with increasing demand ;

-	Boost market shares via nation-wide advertising campaigns;
-	Invest in human resources to improve the quality of services;

-	Open branch offices in key cities.

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

Results of Operations

    For the period of inception (August 9, 2004) through December 31, 2004.

Sales.

    The Company currently carries its business in the on-line education business serving the local middle schools in Harbin, China. The sales of $51,700 for the period ending December 31, 2004 were primarily from the sales of debit cards for use to obtain educational materials posted on the Company's website at the time of the delivery, when title to the products transfers and the customer bears the risk of loss. The educational materials purchased include downloadable examination materials, educational result appraisals and occupational license authorizations, all for certain age groups. Our revenue is derived solely from the sale of debit cards, as mentioned elsewhere herein. In the future, we plan to make self-developed educational software and educational books media available from our website, as well as such other services such as text book downloading and electronic storage, although this is only in the planning stage. At that point in time, we plan to use our website as a platform for several lines of revenue.

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

    The Company's other selling, general and administrative expenses remained either fixed or relatively constant during 2004.

    The Company expects increases in expenses through the year 2005 as the Company moves towards developing their business plan in the following aspects:

-	Buildup the infrastructure to ensure fast access and to satisfy the volume coming with increasing demand ;
-	Boost market shares via nation-wide advertising campaigns;
-	Invest in human resources to improve the quality of services;
-	Open branch offices in key cities.

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

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. The Company's current capital and revenues are insufficient to fund such expansion. If the Company chooses to launch such an expansion campaign, the Company will require substantially more capital. The funds raised from this offering will also be used to market their products and services as well as expand operations and contribute to working capital. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional capital, their growth potential will be adversely affected and the Company will have to significantly modify their plans. For example, if the Company unable to raise sufficient capital to develop their business plan, the Company may need to:

-	Curtail new product launches
-	Forego or postpone opening new traveling showrooms, or
-	Limit our future marketing efforts to areas that the Company believes would be the most profitable.

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

JIMMY C.H. CHEUNG & CO Certified Public Accountants

Date: April 12, 2005	By:	/s/ JIMMY C.H. CHEUNG
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

(A) Organization

ABC Realty Co. was organized under the laws of the State of North Carolina on December 2, 1996. Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si ("ZHLD") was registered in the People’s Republic of China ("PRC") on August 9, 2004 with its principal place of business in Harbin, PRC.

ZHLD is principally engaged in the on-line education business serving, among other customers, the local middle schools in Harbin, China.

On September 15, 2004, ABC Realty Co. executed a Plan of Exchange with ZHLD and Duane C. Bennett, Chairman of ABC Realty Co. pursuant to which ZHLD exchanged all of its registered capital of $60,386 for 55,000,000 shares or approximately 95% of the common stock of China Education Alliance, Inc. ("China Education"). On December 13, 2004, China Education consummated the Plan of Exchange with ZHLD. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (ZHLD) and as a reorganization by the accounting acquiree (China Education).

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

China Education and its wholly owned subsidiary ZHLD are hereafter referred to as (the "Company").

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

In accordance with Statement of Financial Accounting Standards No. 121 and 142, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

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

The functional currency of the Company is the Chinese Renminbi ("RMB"). Translations denominated in currencies other than the RMB are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital translation occurred. Net gains and losses resulting from foreign exchange translations are included in the statement of operations and stockholders’ equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the period ended December 31, 2004.

(L)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(M)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

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

CHINA EDUCATION ALLIANCE, INC.
(PREVIOUSLY ABC REALTY CO.)
AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

8.	GOING CONCERN (CONTINUED)

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

Item 8A. Controls and Procedures

Quarterly Evaluation of Controls

    As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures ("Disclosure Controls"), and (ii) their internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by the Company's President and Chief Executive Officer, Yu, Xiqun ("CEO") and by Wang, Chunqing, the Company's Chief Financial Officer ("CFO"). In this section, the Company presents the conclusions of their CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of their Disclosure Controls and (ii) with respect to any change in their Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect their Internal Controls.

CEO and CFO Certifications

    Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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

Conclusions

    Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

Code of Ethics

    The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company’s principal chief executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions (the Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

·
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

·	Compliance with applicable governmental laws, rules and regulations

·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

·	Accountability for adherence to the code

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

Item 13. Exhibits and Reports on Form 8-K

(a) Financial Statements
1. The following financial statements of China Education Alliance, Inc. are included in Part II, Item 7:
Report of Independent Registered Public Accounting Firm	12
Consolidated Balance Sheet - December 31, 2004	13
Consolidated Statements of Operations - August 9, 2004 (Inception) To December 31, 2004	14
Consolidated Statements of Stockholders’ Equity - August 9, 2004 (Inception) To December 31, 2004	15
Consolidated Statements of Cash Flows - August 9, 2004 (Inception) To December 31, 2004	16
Notes to Consolidated Financial Statements	17-23

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

CHINA EDUCATION ALLIANCE, INC. (Registrant)

Date: October 26, 2005	By:	/s/ Yu, Xi Qun
Yu, Xi Qun President and Chief Executive Officer