Form 10QSB/A
period 2005-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2005-11-08
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

NOTE 2 REVERSE MERGER (CONTINUED)

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

OUR COMPANY

    We were incorporated in North Carolina on December 2, 1996. Starting from September 2004, we were engaged in the online education industry in China. We are planning to develop our business by increasing the user base, the sales of our self-developed educational software and the database which covers all levels of the basic education in China. Currently, we own www.edu-chn.com, which is the only website in China having copyrights of examination materials of Chinese primary schools and middle schools, so that we legally provide target users in the age group of 7 to 18 years with downloadable examination materials. Our revenue is derived from the use by consumers of a debit card which is purchased and is used to buy downloadable educational materials from our website, which are primarily examination materials. Through cooperation with the local education committees and schools, we now have 270,000 using our online services. We project over 450,000 users in the first half of 2005 and over 50 million users over the next two years, based on demographic trends and an increase product offering on its web site. We also plan to provide other services such as text book downloading and SMS. When visits to our web site increase, and our membership base expands, we plan to expand our products into the advanced education market and adult education market.

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

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

-	Curtail new product launches
-	Forego or postpone the cooperation with our strategic partners, or
-	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

    As of the end of the period covered by this amendment of quarterly report on Form 10-QSB/A, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Yu, Xi Qun ("CEO"), and Wang, Chunqing, our Chief Financial Officer. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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