Form 10QSB/A
period 2005-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2005-11-08
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No.1

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CHINA EDUCATION ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction	(IRS Employer identification No.)
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

NOTE 2 REVERSE MERGER

ABC Realty Co. was organized under the laws of the State of North Carolina on December 2, 1996. Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si ("ZHLD") was registered in the People’s Republic of China ("PRC") on August 9, 2004 with its principal place of business in the PRC.

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

ZHLD is engaged in the education business in China. Its operations include a major education website, the Greater China Occupational Education Base and sales of on-line educational materials. These materials primarily include downloadable examination materials, educational result appraisals and occupational license authorizations for certain age groups. In the future, we plan to make self-developed educational software and educational books media available from our website, as well as such other services as text book downloading and electronic storage, although this is currently only in the planning stage. Our revenue is derived from the use by consumers of a debit card which is purchased and used to buy downloadable educational materials from our website, and, as mentioned above, these are primarily examination materials.

    We are planning to develop our business by increasing the user base, the sales of our self-developed educational software and the database which covers all levels of the basic education in China. Currently, we own www.edu-chn.com, which is one of the few websites in China having copyrights of examination materials of Chinese primary schools and middle schools, so that we legally provide target users in the age group of 7 to 40 years with downloadable examination materials, education result appraisals and occupational license authorizations. Through cooperation with the local education committees and schools, we now have 1.5 million people using our online services. We have developed 1.5 million users in the first half of 2005 and anticipate having over 10 million users over the next two years, based on demographic trends and an increase product offering on its web site. We also plan to provide other services such as text book downloading and electronic storage management. When visits to our web site increase, and our membership base expands, we plan to expand our products into the advanced education market and Chinese language education market toward foreigners.

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