Form 10QSB
period 2005-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2005-11-21
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CHINA EDUCATION ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

80 Heng Shan Rd. Kun Lun Shopping Mall
Harbin, P.R. China 150090
(Address of principal executive offices)

(86451) 8233-5794
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of
November 8, 2005: 57,915,000

Number of shares of preferred stock outstanding as of
November 8, 2005: -0-

Index

PART I.

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
As of September 30, 2005 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$363,727
Accounts receivable, net of allowances	18,421
Inventories, net	17,128
Deposit on purchase of a property	369,914
Other receivables	308
TOTAL CURRENT ASSETS	769,498

PROPERTY AND EQUIPMENT
Property and equipment	2,629,880
Accumulated depreciation	(180,046)
PROPERTY AND EQUIPMENT, NET	2,449,834

TOTAL ASSETS	$3,219,332

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables and accrued liabilities	32,866
Convertible note payable	70,000
Income taxes payable	237,627
TOTAL CURRENT LIABILITIES	340,493

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized:
none issued and outstanding)	-
Common stock ($0.001 par value, 150,000,000 shares authorized:
57,915,000 issued and outstanding)	57,915
Additional paid-in capital	2,431,747
Retained earnings	350,930
Accumulated other comprehensive income	9,747
Due to stockholders	28,500
TOTAL STOCKHOLDERS' EQUITY	2,878,839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,219,332

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited)
For the three and nine months ended September 30, 2005 and period from August 9, 2004 (Inception)
to September 30, 2004 (Unaudited)

		Period from		Period from
	Three months	August 9, 2004	Nine months	August 9, 2004
	ended	(Inception) to	ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
REVENUES:
Sales of debit cards	$699,999	-	$1,064,027	$-
Tuition fees	200,233	-	200,233	-
Technical service income	27,052	-	27,052	-
Advertising income	91,736	-	91,736	-
	1,019,020	-	1,383,048	-
COST OF REVENUES	(477,445)	-	(533,739)	-
GROSS PROFIT	541,575	-	849,309	-

OPERATING EXPENSES:
Selling, general and administrative expenses	36,191	-	57,354	-
Professional fees	3,500	-	10,500	-
Depreciation and amortization	26,240	-	76,338	-
TOTAL OPERATING EXPENSES	65,931	-	144,192	-

INCOME FROM OPERATIONS	475,644	-	705,117	-

OTHER INCOME (EXPENSES):
Interest income	6	-	266	-
Interest expense	(635)	-	(5,818)	-
Other expense	(51)	(8)	(1,287)	(8)
TOTAL OTHER INCOME (EXPENSES)	(680)	(8)	(6,839)	(8)

INCOME (LOSS) BEFORE INCOME TAXES	474,964	(8)	698,278	(8)
INCOME TAX EXPENSE	(159,913)	-	(237,627)	-

NET INCOME (LOSS)	315,051	(8)	460,651	(8)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	9,747	-	9,747	-

COMPREHENSIVE INCOME (LOSS)	$324,798	(8)	$470,398	$(8)

Basic and fully diluted net income per common share	$0.01	*	$0.01	$ *

Basic and fully diluted weighted average shares	57,915,000	55,000,000	57,915,000	55,000,000

*Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2005 and period from August 9, 2004 (Inception)
to September 30, 2004 (Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$460,651	$(8)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation-cost of goods sold	71,189	-
Depreciation and amortization	76,338	-
(Increase) decrease in operating assets:
Accounts receivable	(18,421)	-
Inventories	(5,963)	-
Deposit on purchase a property	(369,914)	-
Other receivables	(308)	-
Increase (decrease) in operating liabilities:
Income taxes payable	235,430	-
Other payables and accrued liabilities	9,422	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	458,424	(8)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties and equipments	(222,281)	-
NET CASH USED IN INVESTING ACTIVITIES	(222,281)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Insuance of common stock	-	55,000
Increase in additional paid-in capital	23,778	5,386
Payment on convertible note	(19,182)	-
Due to stockholders	23,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,096	60,386

EFFECT OF EXCHANGE RATE ON CASH	9,747	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	273,986	60,378

CASH AND CASH EQUIVALENTS:
Beginning of period	89,741	-

End of period	$363,727	$60,378

Cash paid during the period for interest expense	$5,818	$-
Cash paid during the period for income taxes	$2,197	$-

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2005, the results of operations for the three-month and nine-month periods ended September 30, 2005, and cash flows for the nine months ended September 30, 2005. The results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 ORGANIZATION

ABC Realty Co. was organized under the laws of the State of North Carolina on December 2, 1996. Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si (“ZHLD”) was registered in the People’s Republic of China (“PRC”) on August 9, 2004 with its principal place of business in the PRC. Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the People’s Republic of China on July 8, 2005 with a registered capital of $60,386.

ZHLD is principally engaged in the on-line education business serving students in China and ZHTC in the provision of educational training services in China.

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

Index

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

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

China Education and its wholly owned subsidiaries ZHLD and ZHTC are hereafter referred to as (the “Company”).

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial information for 2004 due to the merger commencing in the fourth quarter of 2004 and its wholly owned subsidiary of ZHLD set up on August 9, 2004.

The accompanying unaudited consolidated financial statements for 2005 include the accounts of China Education and its wholly owned subsidiaries of ZHLD and ZHTC.

All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 4 SEGMENTS

The Company operates in four reportable segments, Sales of Debit Cards, Tuition Fees, Advertising Income and Technical Services Income.

NOTE 5 USE OF ESTIMATES

The preparation of the financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates.

Index

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 6 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of September 30, 2005.

NOTE 7 ACCOUNTS RECEIVABLE

Balance at September 30, 2005 (unaudited) and December 31, 2004:

	September
	30, 2005	December 31,
	(Unaudited)	2004

Accounts receivable	$18,421	$-

Less: allowance for doubtful accounts	-	-
	$18,421	$-

      For the nine months ended September 30, 2005 (unaudited) and 2004, no allowance for doubtful debts were recorded by the Company.

NOTE 8 INVENTORIES

Inventories at September 30, 2005 (unaudited) and December 31, 2004 consisted of the following:

	September
	30, 2005	December
	(Unaudited)	31, 2004

Debit cards	$17,128	$11,165
Less: provision of obsolescence	-	-
	$17,128	$11,165

         For the nine months ended September 30, 2005 (unaudited), no provision for obsolete inventories was recorded by the Company.

NOTE 9 NOTE PAYABLE

         Balance at September 30, 2005 (unaudited) and December 31, 2004:

	September
	30, 2005	December
	(Unaudited)	31, 2004

Note payable	$70,000	$89,192

Note payable is due to a third party, is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments included in interest, each in the amount of $2,500 starting on October 15, 2004 and ended on September 15, 2005, with the balance of $70,000 due and payable on September 15, 2005, at the option of the Company, in cash or in an equivalent amount of free trading common stock of the Company. However, the Company failed to pay the balance of $70,000 due on September 15, 2005, and is in default. However, the balance of the note is less than 5% of the total assets of the Company, and is not required to be reported under Item 3. “Defaults Upon Senior Securities.” The Company plans to discuss with the third party terms on which the note can be rescheduled.

Index

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 10 SEGMENTS

The Company operates in four reportable segments, Sales of Debit Cards, Tuition Fees, Advertising Income and Technical Service Income. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the nine months period ended September 30, 2005 and the period from August 9, 2004 (Inception) to September 30, 2004:

				Technical
	Sales of	Tuition	Advertising	service
	debit cards	fees	income	income	Total
2005
Three months ended September 30, 2005
Sales	$699,999	$200,233	$91,736	$27,052	$1,019,020
Gross profit	312,462	110,410	91,736	26,968	541,576
Depreciation and amortization	49,191	779	-	-	49,970

Nine months ended September 30, 2005
Sales	1,064,027	200,233	91,736	27,052	1,383,048
Gross profit	626,647	110,410	91,736	26,968	855,761
Depreciation and amortization	146,748	779	-	-	147,527

As of September 30, 2005
Total assets	2,729,722	184,862	235,346	69,402	3,219,332
Additions to long-lived assets	-	222,281	-	-	222,281

2004
Three months ended September 30, 2004
Sales	-	-	-	-	-
Gross profit	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-

Nine months ended September 30, 2004
Sales	-	-	-	-	-
Gross profit	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-

As of September 30, 2004
Total assets	60,378	-	-	-	60,378
Additions to long-lived assets	-	-	-	-	-

Index

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 11 COMMITMENTS AND CONTINGENCIES

                 As of September 30, 2005, the Company has commitments under contracts for the purchase of a property of $964,242.

NOTE 12 SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2005, the Company recorded additional paid in capital of $23,778 being amount owed to and waived by the stockholders.

NOTE 13 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005, the Company recorded additional paid in capital of $23,778 being the amount owed to and waived by the stockholders.

NOTE 14 CONCENTRATIONS AND RISKS

During 2005 and 2004, 100% of the Company's assets were located in China and 100% of the Company's revenues were derived from companies located in China.

Index

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

OUR COMPANY

    ABC Realty Co (“AREY”) was incorporated in North Carolina on December 2, 1996. Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si (“ZHLD”) was incorporated in Harbin, China on August 9, 2004 under the laws of People’s Republic of China. Zhong He Li Da Jiao Yu Ke Ji Training Centre (“ZHTC”) was incorporated in Harbin, China on July 8, 2005 under the laws of People’s Republic of China.

    On September 15, AREY executed a Plan of Exchange between and among AREY, Duane Bennett, the chairman of AREY and ZHLD. Pursuant to the Plan of Exchange, the shareholders of ZHLD exchanged all their registered capital of US$60,386 for 55,000,000 shares of common stock of AREY, or 95% of the outstanding common stock of AREY. On November 17, 2004, AREY changed its name to China Education Alliance, Inc. (“CEDA”). On December 13, 2004, CEDA consummated the exchange transaction with ZHLD. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a capital transaction and recapitalization by ZHLD and as a re-organization by CEDA.

    ZHLD was registered in Harbin, in the People’s Republic of China on August 9, 2004 with a registered capital of $60,386 (Rmb 500,000). ZHLD owns 99% of the registered capital of Harbin Zhong He Li Da Jiao Yu Ke Ji Training Centre (“ZHTC”) with the other 1% being held in trust by Mr. Xiqun Yu.

    ZHLD is engaged in the education business in China. Its operations include a major education website, the Greater China Occupational Education Base, which sells downloadable testing materials to students, with plans to sell on-line education software and educational books media. The business plan contemplates an effective combination of sales of educational materials with a website serving as the leading force.

Index

    We are planning to develop our business by increasing the user base, the sales of our self-developed educational software and the database which covers all levels of the basic education in China. Currently, we own www.edu-chn.com, which is one of the few websites in China having copyrights of examination materials of Chinese primary schools, middle schools, college, occupation training institute, etc., so that we legally provide target users in the age group of 7 to 40 years with downloadable examination materials, education result appraisals and occupational license authorizations. Through cooperation with the local education committees and schools, we now have 3 million people using our online services. We have developed 1.5 million users in the first half of 2005, 3 million users in the third quarter of 2005 and plan to have over 5 million users over the next two years, based on demographic trends and an increase product offering on our web site. We also plan to provide other services such as text book downloading and electronic storage management. When visits to our web site increase, and our membership base expands, we plan to expand our products into the advanced education market and Chinese language education market toward foreigners. ZHTC was registered in Harbin, in the People’s Republic of China on July 8, 2005 with a registered capital of $60,386 (Rmb 500,000). It is principally engaged in providing pre-exam training services and occupation training services to the target population in China. Its principal country of operations is the People’s Republic of China.

    ZHTC provides training programs in a campus setting within an area of 3,700 sq. meters and has 17 classrooms. The campus can accommodate 1,200 students to study at the same time. It operates programs in financial and accounting, electronics, computer information systems and technology, marketing and sales, jointing, business administration and English Language.

Results of Operations

For the nine months ended September 30, 2005 (Unaudited).

Sales

Revenues from the sales of debit cards were $699,999 and $1,064,027 for the three-month and nine-month periods ended September 30, 2005, respectively. Revenues are recognized from the sales of debit cards used to obtain educational materials posted on the Company’s website at the time of delivery, when title to the products transfers and the customer bears the risk of loss. The remarkable increase in the third quarter was primarily due to the high quality, sufficiency and reliability of our education materials, which increased visitor traffic to our website. The visits during the first quarter were up to 270,000, increased to 1.5 million in second quarter and then increased to 3 million in September, indicating that our website has gained more popularity and brand recognition as our reputation grows.

      During the three and nine months ended September 30, 2005 the Company generated revenues of $200,233 from tuition fees, primarily due to the establishment of the ZHTC in July 2005. As the campus was under renovation, only the junior high school and high school summer vocational courses were held each weekend. However, the number of trainees was increased from 12,599 students in July to 26,994 students in September. We expect that our student population will continue to increase after the completion of our renovation work at the end of October. After the completion of our renovation work, some full-time weekday professional programs can be held, which will increase the tuition fees and our student population.

During the three and nine months ended September 30, 2005 the Company generated revenues of $91,736 from advertising income. These revenues were earned in connection with an advertising marketing agreement signed with Harbin Run Ze Advertising Company on July 1, 2005. The advertising income increased from $24,674 in July 2005 to $91,736 in September 2005 because of substantial increases in our website traffic from 270,000 in the first quarter to 3 million in September 2005. We are expecting the growth in our brand awareness will increase the advertisement revenues in future periods.

During the three and nine months ended September 30, 2005 the Company generated revenues of $27,052 from technical service income. These revenues were earned in connection with a technical service agreement signed with Bei Jing Jing Cheng Zhi Xing Ke Ji Kai Fa You Xian Gong Si in January 2005.

Index

Cost of revenue

The mainly cost of revenues includes the purchase price and printing expenses for our debit cards and the cost of copy rights of the exam materials plus other direct costs associated with making the products available for resale. It is customary to experience variations in the cost of revenues as a percentage of net sales based on the types of products sold.

The cost of revenues for the three months ended September 30, 2005 was $477,445, which was approximately 47% of sales. The cost of revenues for the nine months ended September 30, 2005 was $533,739, which was approximately 39% of sales. To stimulate the interest of the visitor to explore the website, we renewed the content of the website by purchasing reference books and past examination papers from some named schools and lecture notes from some named lecturers and professor during the third quarter. Therefore, the cost of revenues for the three months ended September 30, 2005 as a percentage of sales was more than nine months ended.

We expect to keep cost of revenues as a percentage of sales relatively low as our new services provided on our website become more popular. We are seeking the co-operation of well known schools which have a quality guarantee on the exam materials due to their experiences and restricted systems. If we can successfully grow our revenues through providing download services for the exam materials of named schools, we can meet the expectation in future periods due to higher margin of these services. In addition, volume discounts will be available if we are successful in achieving sales growth in the future, which will further reduce our cost of revenue as a percentage of sales.

Expenses

Selling, general and administrative expenses for the three-month and nine-month periods ended September 30, 2005 were $36,191 and $57,354, respectively. The expenses were primarily attributable to the salaries, the initial set up costs and website creation. The increase in selling, general and administrative expenses in the third quarter was due primarily to increase in salaries of salesman for promotion.

We expect increases in expenses through the year 2005 as we move towards developing our business plan in the following aspects:

-	Buildup of infrastructure to ensure fast access and to satisfy the volume coming with increasing demand ;
-	Boost market shares via nation-wide advertising campaigns;
-	Investment in the education training remediation program.

-	Investment in human resources to improve the quality of services;
-	Opening branch offices in key cities.

Index

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

Income / Losses

      We had net income of $315,051 and $460,651 for the three-month and nine-month periods ended September 30, 2005, respectively. The increase in net income in the third quarter of 2005 was due primarily to the increase in sales, which was caused by both the increase in online advertisement and the sales from our education training remediation program.

Impact of inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and capital resources

 Cash flows provided by operations were $458,424 for the nine months ended September 30, 2005. Cash flows provided by operations were primarily attributable to $147,527 in depreciation of our fixed assets for the nine months ended September 30, 2005 and the taxes payable of $235,430.

Net cash flows used in investing activities were $222,281 for the nine months ended September 30, 2005. The cash used in investment in the first nine months of 2005 was primarily due to the purchase of property and equipment and additions to decoration.

Cash flows generated by financing activities were $28,096 for the nine months ended September 30, 2005. Cash flows from the nine months of 2005 were from a $23,500 stockholder loan, offset by the payment of $19,182 on the convertible note.

    We believe that there is potential for more growth in profits due to the significant increase in customer visits to our website and the types of additional services that we plan to provide.

    Our success will be dependent upon implementing our plan of operations and the managing the risks associated with our business plans. We plan to strengthen our position in several educational markets in China. We also plan to expand our operations through aggressively marketing our on-line business and our business concept.

Index

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

CASH AND EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

ACCOUNTS RECEIVABLE - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of September 30, 2005, no provision for doubtful accounts was considered necessary.

INVENTORIES - Inventories are stated at lower of cost or market value, cost being determined on a first in first out method. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. The Company’s inventory consists of purchased debit cards held for sale to distributors.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings                                       20 Years
Communication equipment             10 Years
Motor vehicles                                5 Years
Furniture, fixtures and equipment      5 Years

LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standards No. 121 and 142, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

REVENUE RECOGNITION - The Company recognizes revenue from the sales of debit cards used to obtain educational materials posted on the Company’s website at the time of delivery, when title to the products transfers and the customer bears the risk of loss.

Index

The debit cards are also sold to distributors who sell the predetermined debit cards to individuals. The Company recognizes revenue on the debit cards at the time of sale to the distributors as the Company has no record of when and the extent the debit cards purchased were used by the customers. Unused debit cards have no cash value after their purchase and the Company does not refund purchases by distributors.

Revenues from summer vacation courses, which are generally short-term in duration, are recognized when the courses are provided.

Advertising income is recognized when earned under the terms of the contractual arrangement with the advertising agency, provided that collection is probable.

INCOME TAXES - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company’s applicable tax rate has been 33% and income tax expense for the period was $237,627.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The respective carrying value of certain on-balance sheet financial instruments approximates their fair values. These financial instruments include cash, accounts payable and accrued liabilities, indebtedness to related parties and notes payable. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

FOREIGN CURRENCY TRANSLATION - The functional currency of the Company is the Chinese Renminbi (“RMB”). Translations denominated in currencies other than the RMB are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital translation occurred. Net gains and losses resulting from foreign exchange translations are included in the statement of operations and stockholders’ equity as other comprehensive income (loss).

EARINGS (LOSS) PER SHARE - Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of September 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Index

ITEM 3. CONTROLS AND PROCEDURES

■ Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Yu, Xi Qun ("CEO"), and Wang, Chunqing, our Chief Financial Officer. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Index

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.  Articles of Incorporation with amendments and By-Laws are incorporated by reference from Exhibit No. 1 of Form SB-2 as amended, filed with the Commission on April 2001.

31.1 CEO Certification pursuant to Section 302
31.2 CFO Certification pursuant to Section 302
32.1 CEO Certification pursuant to Section 906
32.2 CFO Certification pursuant to Section 906

(b) Reports on Form 8-K

None

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC. (Registrant)

Date: November 18, 2005	By:	/s/ Yu, Xi Qun
Yu, Xi Qun President