Form 10KSB/A
CHINA EDUCATION ALLIANCE INC.
filed 2005-12-12
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 3

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

The debit cards are sold to the customers by distributors who sell the predetermined debit cards to individuals. The Company recognizes revenue on the debit cards at the time of sale by the distributors as the Company has no record of when and the extent the debit cards purchased were used by the customers. Unused debit cards have no cash value after their purchase and the Company does not refund purchases by distributors.

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
14.1. Code of Ethics*
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *
32.1. Section 1350 Certifications of Chief Executive Officer *
32.2. Section 1350 Certifications of Chief Financial Officer *
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

Year Ended December 31	2004

Audit Fees (1)	$20,000(2)
Audit-Related Fees (3)	-
Tax Fees (4)	-
All Other Fees (5)	-
Total Accounting Fees and Services	$20,000
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

CHINA EDUCATION ALLIANCE, INC. (Registrant)

Date: December 9, 2005	By:	/s/ Yu, Xi Qun
Yu, Xi Qun President and Chief Executive Officer