Form 10KSB/A
period 2004-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2006-02-28
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 4

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________to __________

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
(Issuer’s telephone number)

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer’s net revenues for its most recent fiscal year: $51,700

As of March 31, 2005, there were 57,915,000 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.33 reported by brokers) held by non-affiliates was approximately $3,255,450.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2005: 57,915,000

Number of shares of preferred stock outstanding as of March 31, 2005: -0-

EXPLANATORY NOTE

China Education Alliance, Inc., is filing this Amendment No. 4 on Form 10-KSB/A to our Annual Report on Form 10-KSB, solely for the purpose of filing the following exhibits herewith:

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934,

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934,

32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1340

32.2	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1340

Except as specifically indicated herein, no other information included in the Annual Report on Form 10-KSB/A is amended by this Agreement.