Form 10QSB/A
period 2005-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2006-02-28
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No.1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CHINA EDUCATION ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction	(IRS Employer identification No.)
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

EXPLANATION NOTE

This Amendment on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.  This Amendment is being filed solely to change the certifications filed with the report as Exhibits 31.1, 31.2.

Except as specifically indicated herein, no other information included in the Annual Report on Form 10-KSB/A is amended by this Amendment