Form 10KSB
period 2005-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2006-04-17
CIK 1203900

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-101167

CHINA EDUCATION ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

80 Heng Shan Rd. Kun Lun Shopping Mall
Harbin, P.R. China 150090
(Address of principal executive offices)

011-86-451-8233-5794
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

State issuer's revenues for its most recent year: $3,112,732

As of March 31, 2006, there were 57,915,000 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid and ask closing prices of $.875) held by non-affiliates was approximately $16,475,617.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange after the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: April 14, 2006: 57,915,000 common shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I

Item 1. Business

General

China Education Alliance, Inc. (the "Company") is a technology company engaged in the online education industry in China. The Company is a holding company which conducts its business primarily through its wholly owned subsidiaries, Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”) and the Zhonghe Education Training Center. The Company conducts educational services through three main channels: a large educational online portal, an education center and educational software and media. The Company’s educational services and material focus on supplemental education and test preparation material for grades kindergarten through high school.

The Company’s products include on-line test preparation materials, teachers’ materials, study guides, and audio recordings of popular classes. The products’ scope includes pre-school education, elementary and middle school education, vocational education, continuing education, enterprise training education, intelligence authentication, agricultural labor education, education for the disabled, first-time employment education, re-employment education, study abroad, and education for aged people. The Company provides its services and materials through distance learning technology, education resource development, education project planning and promotion, teaching platforms, class development and scheduling, education information and technical services.

The Company works in conjunction with several independent and state owned entities allowing the Company to enhance the services and products of the Company and to promote its products and services. The Company has historical relationships with the Chinese vocational educational society, the government education information center, the authentication training center, and other government departments and education entities. The Company further promotes its materials and services through cooperation with more than one thousand professors, over two thousand membership schools, over three thousand school principals, more than fifty thousand school teachers, one hundred news media outlets, and twenty scholarly research organizations.

Corporate History

CEDA was incorporated in the State of North Carolina on December 2, 1996 under the name of ABC Realty Co. to engage in residential real estate transactions as a broker or agent. In performing these residential real estate services. The Company changed its name several times and engaged in several types of business before it became inactive.

On September 15, 2004, the Company executed a Plan of Exchange (the "Agreement"), between and among the Company, Zhong He Li Da Education Technology, Inc., a corporation organized and existing under the laws of the People's Republic of China ("ZHLD"), the shareholders of ZHLD (the "ZHLD Shareholders"), and Duane Bennett, Chairman of the Board and controlling shareholder of the Company.

At the closing of the Plan of Exchange which occurred on December 13, 2004, the Company issued the ZHLD Shareholders 55,000,000 shares of common stock of the Company, or 95% of the Company's then outstanding common stock, in exchange for all of the shares of capital stock of ZHLD owned by the ZHLD shareholders. Immediately upon the closing, the Company cancelled 11,000,000 shares of common stock controlled by Duane Bennett, and, as a result, the Company had 2,915,000 shares issued and outstanding before the issuance of the 55,000,000 new shares. Payment for the cancelled shares was made by ZHLD and/or the ZHLD Shareholders in the amount of $400,000 in the aggregate (composed of $300,000 in cash and $100,000 in a promissory note).

On November 17, 2004, the Company changed its name to China Education Alliance, Inc.

Educational Operations

Since the reverse merger was consummated, the Company has continued the operations of ZHLD.

ZHLD is a technology company engaged in the online education industry in The People’s Republic of China (“China”). There is a significant market in China for education and education related products. It has been reported that the education budget established by the Chinese government is over $60 billion (U.S.) every year, which accounts for 3.41% of the GDP in China. It is expected to increase. Currently, ZHLD owns www.edu-chn.com, which is the only website in China having copyrights of examination materials of Chinese primary schools and middle schools, and ZHLD legally provides target users in the age group of 7 to 18 years with downloadable examination materials. ZHLD plans to provide other services such as text book downloading and SMS. When the visits to its web site increase, and its membership base expands, ZHLD plans to expand its products into the advanced education market and adult education market.

ZHLD has developed some successful educational software independently and owns a database covering all levels of basic education. Through cooperation with local education committees and schools, ZHLD started its business in the City of Harbin in Heilongjiang Province in northern China. ZHLD’s plans for expansion of its business operations include the following:

-	Buildup the infrastructure to ensure fast access and to satisfy the volume that would develop with increasing demand ;
-	Boost market shares via nation-wide advertising campaigns;
-	Invest in human resources to improve the quality of its services; and
-	Open branch offices in key cities.

Competition. The Company has been taking steps to address the competition in the Chinese online educational industry. In order to increase market share and revenue, the Company has determined to establish offices in Beijing, Shanghai, Xian, Hubei and Guangzhou where the educational industry is comparatively well-established. It will continue to make use of its strategy of growth through the use of computer web sites. The Company will also take the following steps to increase sales and implement its marketing strategy:

1.	Market penetration,

2.	Establish resale networks, and

3.	Seek strategic partners

It is expected that there will be more competitors from both domestic and overseas companies because the Chinese educational market is large and growing. In order to avoid or minimize the potential of low-price competition in the future, the Company has determined to increase its competitiveness in the educational markets.

Employees.  The Company’s employees are located in northern China. The Company has 99 employees, including 33 employees at its education training center and 22 marketing employees. The need for employees and their availability will be addressed in connection with the business development plans of the Company in the ordinary course of its business.

Regulation. No government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sector in the near future.

Additional Financing. The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through the issuance of common stock or debt securities, such securities may also have rights to the Company's common stock, such as warrants or options. Shareholders may experience dilution from the exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all.

Lack of Property and General Liability Insurance. The Company and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on its financial condition and operations.

Risk of Doing Business in China. Doing business in China involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the government of China has been reforming the Chinese economic system. These reforms have resulted in significant economic growth and social progress. These policies and measure may from time to time be modified or revised. Adverse changes in economic policies of the Chinese government or in its laws and regulations could have a material adverse effect on the overall economic growth of China, and could adversely affect our business operations.

Risks of China Foreign Currency Conversion Policies. The Chinese currency, “Renminbi”, is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations.

Fluctuations in the exchange rate between the Chinese currency and the United States dollar could adversely affect our operating results.

The functional currency of our operations in China is “Renminbi”. Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

In order for the China subsidiaries of the Company to pay dividends to the Company, a conversion of Renminbi into US dollars is required. Under current Chinese law, the authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of the Company to meet is cash needs, and to pay dividends to its shareholders. However, the principal subsidiary of the Company is presently classified as a wholly-owned foreign enterprise (“WOFE”) in China that have verifiable foreign investment in the PRC, funding having been made through an official China banking channel. Because the subsidiary of the Company qualifies for treatment as a WOFE, the subsidiaries can declare dividends and their funds can be repatriated to the Company in the United States under current laws and regulations in China.

Dividends. Dividends paid to the Company, as the U.S. parent company, would be subject to U.S. corporate income tax. The Company has not accrued any tax liability associated with the possible payment of dividends to the U.S. parent company.

No Bank Deposit Insurance. The Company maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance.

Item 2. Properties

The Company's main office building is located at 80 Heng Shan Road Kun Lun Shopping Mall Harbin, P.R. China 150090, which is owned by the Company that has a total area of 4,177 square feet. This space is adequate for the Company's present and their planned future operations. No other businesses operate from this office. The Company also owns two other buildings comprised of a 7,196 square foot building that it is used for its education training center. The Company has no current plans to occupy other or additional office space.

Item 3. Legal Proceedings

The Company is not aware of any pending or threatened legal proceedings. In addition, the Company is not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to the stockholders for a vote during the fourth quarter.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

General

The Common Stock of the Company is currently traded on the NASD Electronic Bulletin Board over-the-counter (OTC-BB) market, and is quoted under the symbol CEDA.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company as reported by Pink Sheets, LLC (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions).

Year Ended December 31, 2004	High Closing Bid Price		Low Closing Bid Price

1 st Quarter	$	---	$	---
2 nd Quarter		$0.10		$0.05
3 rd Quarter		$1.25		$0.10
4 th Quarter		$0.40		$0.23

Year Ended December 31, 2005	High Closing Bid Price	Low Closing Bid Price

1 st Quarter	$0.55	$0.25
2 nd Quarter	$0.30	$0.17
3 rd Quarter	$0.36	$0.20
4 th Quarter	$0.30	$0.08

Year Ending December 31, 2006	High Closing Bid Price	Low Closing Bid Price

1 st Quarter	$0.86	$0.10

The closing bid sale price of the Common Stock of the Company on March 31, 2006 was $0.85 per share.

The approximate number of holders of record of the Company’s Common Stock as of December 31, 2005 was 533.

The Company has not paid dividends from inception to date and does not currently intend to do so.

The Company has no outstanding options and no outstanding warrants.

The stock transfer agent and registrar for the common stock of the Company is Florida Atlantic Stock Transfer Inc., 7130 Nob Hill Road, Tamarac, Florida 33321; telephone 1-954-726-4954.

Item 6. Management’s Discussion and Analysis or Plan of Operation

This Form 10-KSB contains forward-looking statements that involve substantial risks of uncertainties. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “plans”, “intends”, “anticipate”, “believe”, “estimate” and “continue” or similar words and are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss its future expectations, contain projections of its future results of operations or of its financial condition or state other “forward-looking” information. The Company believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or control. The factors listed above in the section captioned “Risk Factors”, as well as any differ materially from the expectations the Company describe in its forward-looking statements.

China Education Alliance, Inc. was incorporated in the State of North Carolina on December 2, 1996 under the name of ABC Realty Co. to engage in residential real estate transactions as a broker or agent. The business the Company operates changed into education related internet high tech business in the People’s Republic of China after the Company acquired Zhong He Li Da Education Technology, Inc. (ZHLD), a technology company engaged in the online education industry in China, after the Company acquired ZHLD in December 2004.

The Company’s core business involves the following three main areas: large educational on line portal, education center, and educational software and media. CEDA has developed and growing income through all three business areas in the year of 2005. The Company owns the only website, www.edu-chn.com, in China having copyrights of examination materials for elementary schools, middles schools, and high schools for target users from age 7 through 18. The company also twice, in March and July, expanded the scope of the website to increase the contents and extend the e-business horizon in 2005. The education center not only provides middle and high school related classes but also occupational training. We have achieved 167,640 training head count as of end of 2005. Electronic book and other education related media are also developed. The Company has been developing its business in the area of Harbin city of Heilongjiang province and its nearby regions in 2005.

In 2006, the company will:

•	Strengthen its markets in Heilongjiang province.
•	Develop markets in Jilin and Liaoning province.
•	Further improve web portal and on line business network.
•	Develop and/or improve on line occupational education.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

Property and Equipment. We include all property and equipment in the financial statements at cost and make provisions for depreciation of property and equipment using the straight-line method. Estimated useful lives generally range from three to ten years for our furniture and equipment, 5 to 10 years for leasehold improvements, 20 years for the buildings. Changes in circumstances, such as changes in our curricula and technological advances, may result in the actual useful lives of our property, equipment and capitalized software differing from our estimates. We regularly review and evaluate the estimated useful lives of our property and equipment and capitalized software. Although we believe our assumptions and estimates are reasonable, deviations from our assumptions and estimates could produce a materially different result.

Recognition of Revenue. The revenues from the general and specific study cards are recorded when they were either actually used or expired since these study cards are not refundable after the expiration date. Tuition revenue is recorded on a straight-line basis over the length of the applicable course. The revenues from e-business, advertisement, and domain name service are recorded when the services were provided and completed.

Results of Operations

The Company has revenue of $3,112,732 for the period ending December 31, 2005. The revenues were primarily from the sales of debit cards for use to obtain educational materials posted on the Company's website at the time of the delivery, when title to the products transfers and the customer bears the risk of loss. New revenues developed in 2005 such as tuitions, advertisement, and other e-business also contributed one third of the total revenues. The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated.

Description	2004		2005
Revenue	$51,700	100.0%	$3,112,732	100.0%
Cost of Goods Sold	$17,073	33.0%	$1,017,374	32.7%
Operating Expense	$139,795	270.4%	$417,043	13.4%
Net Income	$(109,721)	-212.2%	$1,703,186	54.7%

The cost of goods sold includes material cost for the debit cards, teaching material cost, e-business commission, prelection cost, and depreciation, etc. The percent of cost of goods sold relative to the revenue remained about the same in the cost structure.

Operating expense includes staffing in support to the website and education center, depreciation, professional services, advertisement, etc. The percentage of operation expenses relative to the revenue was 13.4% indicating good utilization efficiency.

The Company is profitable in 2005 with net income to be 54.7% of revenue. We believe this trend will continue to grow as we expand out market as planned.

Liquidity and Capital Resources

Liquidity is a measure of the company's cash position. It keeps a company in business in the short run. The company has net increase in cash of $507,703 in the year ended December 31, 2005. Net cash provided by operating activities were $2,299,422.

Cash flows used in investing activities were $1,765,982 for the period ending December 31, 2005. Cash flows for the 2005 were for the purchase of fixed assets.

Cash flows provided by financing activities were $23,763 for the period ending December 31, 2005. Cash flows for the 2005 were $23,763 in proceeds from notes payable.

The company's liquidity position is fairly good. The operating income was sufficient to support all the expenses and investment needs for the year 2005. If profitability and revenue continually move higher, the company should be able to elevate its position over time.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations since inception. The Company believes that they can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenue increased $3,061,032, or 5920%, to $3,112,732 in the year ended December 31, 2005 from $51,700 in the year ended December 31, 2004, primarily due to:

•	A strong increase in the sales of general study cards including e-business income;
•	New tuition income generated from our education center;
•	New income from advertisement, domain name service, and other technical services;

Cost of good sold increased $1,000,301, or 5859%, to $1,017,374 in the year ended December 31, 2005 from $17,073 in the year ended December 31, 2004, primarily due to:

•	Increase volume in business operation;
•	Depreciation incurred in 2005;
•	Prelection cost due to the material obtained for our database;

The 2005 cost of goods sold relative percentage to the total revenue remained about the same of 33% as in 2004.

Operating expenses increased $277,248, or 198%, to $417,043 in the year ended December 31, 2005 from $139,795 in the year ended December 31, 2004, primarily due to:

•	Increase in staffing to support the operation;
•	Increase in depreciation incurred in 2005;

The operating expense for 2005 is 13.4% of the total revenue, a drastic decrease from factor of 2.7 in 2004, indicating our business has entered into a healthy profitable operation.

Operating income for 2005 is $1,678,315 with gross margin of 67% compared to an operation loss in 2004. We expect the operating income continue to grow in 2006.

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

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)". SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Instruments with Characteristics of Both Debt and Equity" (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) Mandatory redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) Freestanding written put options and forward purchase contracts on a company's own shares that obligate the company to deliver cash or other assets, and 3) Contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on the Company's financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated using option- pricing models adjusted for the unique characteristics of these instruments.

The statement is effective for the quarter beginning January 1, 2006.

 SFAS No. 152 "Accounting for Real Estate Time Sharing Transactions", SFAS No. 153 "Exchange of Nonmonetary Assets", SFAS No. 154 "Accounting for Changes and Error Corrections", SFAS No. 155 "Accounting for Certain Hybrid Financing Instruments", and SFAS No. 156 "Accounting for Servicing of Final Assets" were recently issued but have no current applicability to the Company and have no effect on the consolidated financial statements.

Item 7. Financial Statements

The consolidated financial statements of the Company for its fiscal year ended December 31, 2005, are provided with this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

During the year ended December 31, 2005, the Company changed its independent certified public accountants from Jimmy C.H. Cheung & Co. to e-Fang Accountancy Corp., & C.P.A.

Jimmy C.H. Cheung & Co., the previous independent registered public accounting firm of the Company for the fiscal year ended December 31, 2004, was terminated on January 15, 2006, from further audit services to the Company. During the fiscal year ended December 31, 2004, the consolidated financial statements of the Company did not contain any adverse option or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles. An uncertainty regarding the ability to continue as a going concern was noted in the accountant’s report of the 2004 year ended financial statements. For the fiscal year ended December 31, 2004, and the subsequent interim period ended September 30, 2005, there were no disagreements between the Company and Jimmy C.H. Cheung & Co. on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices which if not resolve to the satisfaction of Jimmy C.H. Cheung & Co. would have caused Jimmy C.H. Cheung & Co. to make reference to the subject matter of the disagreement in connection with its reports.

On January 18, 2006, the Company executed an engagement letter with e-Fang Accountancy Corp, & C.P.A., located at 17800 Castleton Street, Suite 208, City of Industry, CA 91748, to audit the consolidated financial statements of the Company for its fiscal year ended December 31, 2005, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. The Board of Directors approved the appointment of e-Fang Accountancy Corp., C.P.A. effective January 15, 2006. During the two most recent fiscal years or any subsequent interim period, the new independent registered public accounting firm had not previously been engaged as either the principal accountant of the Company to audit its consolidated financial statements or of any significant subsidiary, nor has the Company consulted with the firm regarding any accounting issue, auditing or financial reporting issue regarding such consolidated financial statements or any reportable event prior to December 31, 2005.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and the Company’s principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for December 31, 2005, have concluded that as of the evaluation date that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report on 10-KSB was being prepared.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Item 8B. Other Information

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.

Name	Age	Position

Xinqun Yu	38	Chairman of the Board of Directors, Chief Executive Officer, President and Director
Chunqing Wang	46	Vice Chairman of the Board of Directors and Chief Financial Officer
Yuhong Yang	40	Vice President and Director
Yanzhi Liu	37	Director
Yuzhong Wu	35	Director

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

    Mr. Wang holds a Certificate of Senior Accountant in China. Mr. Wang has extensive experience in financial management. Prior to joining the Registrant, from 1986 to 1989, he served as a Financial Director for Harbin Battery Manufacturing Company. From 1989 to 1992, he was a Financial Director with Harbin Tianrun Chemical Joint-Stock Company. From 1992 to 2001, he assumed the CFO position for Tianrun Group. Since 2001, he has been the CFO with Zelda. Mr. Wang is a graduate in industrial accounting from the Harbin College of Economic Carde Management.

    Mr. Yang was the Managing Director and Chief Editor of the Qitaihe Evening Paper, a Vice President with the Orient Realty Development Co., Ltd. and the President of Harbin Runtong Group before joining the Company. He is also a member of the Council of Heilongjiang Young Enterpriser Association. Mr. Yang is a specialist in capital deployment and asset management, and is excellent in human resource cultivation. He earned his Master of Business Administration from Hong Kong Public University.

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

    Mr. Wu is a graduate in enterprise management and a Certificate holder of Economist. Mr. Wu was a Marketing Manager for Harbin Kaida Wood Products Company, and later was an Administration Officer and Strategic Planning Manager for Heilongjiang Retong Advertising Co., Ltd. Mr. Wu has planned many provincial and municipal activities. He doesn't own any shares of the registrant

Audit Committee Financial Expert

    The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While the members and current directors do not meet the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 Annual Statement of Changes in Beneficial Ownership was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Xiqun Yu, current Chairman of the Board of Directors, Chief Executive Officer and President	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Duanne C. Bennett, former President and director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The following tables set forth the ownership, as of December 31, 2005, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Title of Class	Name and Address	Number of Shares	Current % Owned
Common	Xiqun Yu 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	38,050,000	65.7%
Common	Guilan Feng 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	10,000,000	17.3%
Common	Chunqing Wang 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	3,000	$.001
Common	Yuhong Yang 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	----	0%
Common	Yanzhi Liu 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	15,000.001%
Common	Yuzhong Wu 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	1,017,723	1.76%
Common	Directors and officers as a group	39,085,723	67.5%

Item 12. Certain Relationships and Related Transactions

Pursuant to and at the closing of the Plan of Exchange dated September 15, 2004, which occurred on December 13, 2004, the Company issued the former ZHLD Shareholders 55,000,000 shares of common stock of the Company (including present directors and officers of the Company), or 95% of the Company's then outstanding common stock, in exchange for all of the shares of capital stock of ZHLD. Immediately upon the closing, the Company accepted the cancellation of 11,000,000 shares of common stock from Duane Bennett, and, as a result, the Company had 2,915,000 shares of common stock issued and outstanding before the issuance of the 55,000,000 new shares of common stock.

During December 2004 in connection with the reverse merge between the Company and ZHLD, Mr. Xi Qun Yu, a director and the Chief Executive Officer and President of the Company, made a loan of $100,000 to the Company with interest at 9% that matures during 2006. Mr. Yu has the right to convert the principal amount of the loan and accrued interest into the common stock of the Company the market price of its common stock on the date of the loan. As of December 31, 2005, the outstanding balance of the loan with accrued interest was $117,945.

Item 13. Exhibits

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc.

10.3	Stock Transaction Agreement between and among the Company and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of the Company

10.4	Organization Constitution of Heilongjiang Zhonge Education Training Center dated June 15, 2005, a wholly owned subsidiary of the Company

10.5	Business licenses of Harbin Zhonghelinda Educational Technology Company Limited, a wholly owned subsidiary of the Company

10.6	Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd.

10.7	Employment contract with Liansheng Zhang effective February 21, 2006

10.8	Consulting Agreement with Conceptual Management Limited dated March 20, 2006

23	List of subsidiaries

31.1	Certification of Xigun Yun

31.2	Certification of Chunqing Wang

32	Certification of Xigun Yun and Chunqing Wang

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by our principal accounting firms for fees billed for the fiscal years ended December 31, 2005 and 2004 are as follows:

Name	Audit Fees (1)	Tax Fees (2)	All Other Fees

Jimmy C.H. Cheung & Co. for fiscal years ended
December 31, 2005	$12,295	$0	$0
December 31, 2004	$20,000	$0	$0

e-Fang Accountancy Corp., & CPA for fiscal years ended
December 31, 2005	$30,000	$0	$0
December 31, 2004	$0	$0	$0

(1)
Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company’s Form 10-QSB quarterly reports, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

(2)	Includes the aggregate fees for professional services for tax compliance, tax advice, and tax planning.

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company’s Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

CHINA EDUCATION ALLIANCE AND SUBSIDIARIES AUDITED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

China Education Alliance And Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
China Education Alliance and Subsidiaries
(Incorporated in the State of North Carolina, USA)

We have audited the accompanying balance sheets of Harbin China Education Alliance and its subsidiaries (the “Company”) as of December 31, 2005 and the related statements of operations, retained earnings and cash flows for the years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Education Alliance and its subsidiaries as of December 31, 2005 and the Company’s results of its operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eva Yi-Fang Tsai

e-Fang Accountancy Corp., & CPA
Certified Public Accountants
City of Industry, USA
March 28, 2006

CHINA EDUCATION ALLIANCE AND SUBSIDIARIES
Consolidated Balance Sheet
As Of December 31, 2005
(Expressed in US dollars)

ASSETS

Current Assets
Cash and Cash Equivalents (Note 5)	$597,444
Inventories (Note 6)	521
Prepayment Account (Note 3)	68,178
Other Receivables (Note 3)	8,263
Total Current Assets	674,406
Property and Equipment
Fixed Assets, Net of Accumulated Depreciation (Note 7)	3,926,613
Total Property and Equipment	3,926,613
Total Assets	$4,601,019

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses (Note 8)	$76,855
Advances on accounts (Note 9)	297,125
Loan from shareholder (Note 15)	117,945
Wages Payable	5,853
Welfare Payable	376
Taxes Payable (Note 10)	24,449
Total Current Liabilities	522,603
Total Liabilities	522,603
Commitment and Contingency (Note 14)

Shareholders' Equity
Registered Capital	57,915
Additional Paid-in Capital	2,407,969
Currency Conversion Adjustment (Note 3)	19,067
Retained Earnings (Note 12)	1,593,465
Total Shareholders' Equity	4,078,416
Total Liabilities and Shareholders' Equity	$4,601,019

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION ALLIANCE AND SUBSIDIARIES
Consolidated Statement of Operations
For the Year Ended December 31, 2005
(Expressed in US dollars)

REVENUES (Note 3)	$3,112,732

Less: Cost of Good Sold	1,017,374
Gross Profit	2,095,358

OPERATING EXPENSES
Operating Expenses	212,787
Administrative Expenses	204,256
Total Operating Expenses	417,043
Net Income after Operating Expense	1,678,315
Other Expenses (Income)
Other Income	(26,869)
Other Expenses	1,229
Finance Income	(1,559)
Total Other Expenses (Income)	(27,199)

Net Income before Income Taxes	1,705,514
Less: Provision for Income Taxes (Note 11)	2,328
Net Income	$1,703,186

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION ALLIANCE AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2005
(Expressed in US dollars)

Cash flows from operating activities:
Net income	$1,703,186

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	214,449

Changes in assets and liabilities -
Decrease in inventories	10,644
Increase in prepaid expense	(68,178)
Increase in other receivable	(8,263)
Increase in accounts payable and accrued expenses	56,855
Increase in advance on account	297,125
Increase in wages payable	5,853
Increase in welfare payable	376
Increase in taxes payable	18,809
Net cash provided by operating activities	2,299,422

Cash flows from investing activities:
Purchases of fixed assets	(1,765,982)
Net cash used by investing activities	(1,765,982)

Cash flows from financing activities:
Increase in notes payable	23,763
Net cash provided by financing activities	23,763

Effect of foreign currency exchange rate changes	19,067

Net increase in cash	507,703
Cash at beginning of year	89,741
Cash at end of year	$597,444

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION ALLIANCE AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Year Ended December 31, 2005
(Expressed in US dollars)

	Registered Capital	Additional Paid-in Capital	Currency Conversion Adjustment	Capital Reserve	Retained Earnings	Due to Shareholders	Total shareholders’ equity

Balance at December 31, 2004	$57,915	$2,407,969	$-	$670	$(110,391)	$5,000	$2,361,163
Net income for the year 2005	-	-	-	-	1,703,186	-	1,703,186
Currency Conversion Adjustment	-	-	19,067	-	-	-	19,067
Transfer to Capital Reserve	-	-	-	88,087	(88,087)	-	-
Transfer to Notes Payable	-	-	-	-	-	(5,000)	(5,000)
Balance at December 31, 2005	$57,915	$2,407,969	$19,067	$88,757	$1,504,708	$-	$4,078,416

The accompanying notes are an integral part of these financial statements.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

1.	Description of Business

Nature of organization

China Education Alliance, Inc. (CEDA), formerly known as ABC Realty Co., was originally organized under the laws of the State of North Carolina on December 2, 1996. The main function for the ABC Realty was to engage in residential real estate transactions as a broker or agent. On September 15, 2004, ABC Realty was reorganized pursuant to the Plan of Exchange to acquire Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a Corporation formed on August 9, 2004 in the city of Harbin of Heilongjiang Province, the People’s Republic of China, with an authorized capital of $60,386 (RMB500,000).

On September 15, 2004, ABC Realty Co. executed a Plan of Exchange with ZHLD, and Duane C. Bennett, Chairman of ABC Realty Co., pursuant to which ZHLD exchanged all of its registered capital of $60,386 for 55,000,000 shares, or approximately 95% of the common stock of China Education Alliance, Inc. On November 17, 2004, ABC Realty Co. changed its name to China Education Alliance, Inc. On December 13, 2004, China Education Alliance, Inc. consummated the Plan of Exchange with ZHLD. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a capital transaction and a recapitalization by the accounting acquirer, ZHLD and as reorganization by the accounting acquired, China Education Alliance, Inc.

China Education Alliance, Inc. is only a holding company, it has no revenues.

ZHLD is a technology company engaged in the online education industry in China. Its mission is to impel the distance learning development in China, to improve the efficiency and effectiveness of elementary education, higher education, vocational education, skill education, continuing education, and professional training programs, and to integrate with the international education system. As a multiplicative, comprehensive, and authoritative education frontrunner, the Company has firmly occupied its hegemonic position in the online education industry through its abundant teachers, rich teaching knowledge, and plentiful teaching achievements.

Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the People’s Republic of China on July 8, 2005 with a registered capital of $60,386, is the wholly owned subsidiary of ZHLD.

Description of business

China Education Alliance, Inc. is only a holding company, it has no revenues. The Company carries its business mainly through its wholly owned subsidiaries, ZHLD and the Zhonghe Education Training Center in the business of online education in China.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

1.	Description of Business (Continued)

The Company’s online education business has established leading positions in several high growth segments, including supplemental education and the test preparation for grades kindergarten through high school.

The Company’s products include on-line test preparation materials, teachers’ materials, study guides and audio recordings of popular classes. It is a full range professional education resource service provider. The business scope includes distance learning technology, education resource development, education project planning and promoting, teaching platform, and the class development and schedule, education information, and technical service. The products cover all education ranges, including pre-school education, elementary and middle school education, vocational education, continuing education, enterprise training program, intelligence authentication, agricultural labor education, education for the disabled, first time employment education, re-employment education, study abroad, education for the aged people.

The Company has formed several strategic alliances with the Chinese vocational education society, the government educated information center, the authentication training center, and other multitudinous government department and education department to enhance the influence of the Company, as well as its products and service provided.

The Company has carried out various level cooperation with over one thousand professors in their respective expertise fields, more than two thousand membership schools, school principals exceeding three thousand, and school teachers in excess of fifty thousand, as well as over one hundred news media and twenty scholarly research organizations.

2.	Basis of Preparation of Financial Statements

The China Education Alliance is only a holding company; it has no revenues but only minor maintenance expenses. The functional currency for its subsidiaries is denominated in “Renminbi” (“RMB”) or “Yuan”. ZHLD and Zhonghe Education Training Center maintain its books and accounting records in Renminbi ("RMB"). It is the currency of the primary economic environment in which the entities operates, and in accordance with law and accounting requirements of People’s Republic of China law and accounting practices.

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see paragraph “Foreign Currency Translation Methodology” below).

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

2.	Basis of Preparation of Financial Statements (Continued)

The accompanying financial statements differ from the financial statements used for statutory purposes in PRC in that they reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with US GAAP. The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, accounting for derivatives, and depreciation and valuation of property and equipment and intangible assets.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, China Education Alliance, ZHLD, Zhonghe Education Training Center. All inter-company transactions and balances were eliminated.

3.	Summary of Significant Accounting Policies

Use of estimates - The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock option valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

Inventories - inventories were accounted for using the first-in, first-out method and included freight-in, materials, packing materials, labor and overhead costs and were stated at the lower of cost or market, cost being determined by a moving weighted average. Provision is made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

Property and equipment - Property and equipment are stated at the historical cost, less accumulated depreciation. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets after taking into account estimated residual value of 5% of cost or valuation for both financial and income tax reporting purposes as follows:

Buildings	20 years
Communication Equipments	10 years
Motor vehicles	5 years
Furniture, Fixtures, and Equipments	5 years

Expenditures for renewals and betterments were capitalized while repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss was recorded in the Consolidated Statements of Operations.

Property and equipment are evaluated for impairment in value annually or whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair vale.

Foreign currency translation - These financial statements have been prepared in U.S. dollars. China Education Alliance is only a holding company; it has no revenues with minor expenses, except those related to its ownership interest in ZHLD and Zhonghe Education Training Center. The functional currency for the ZHLD and Zhonghe Education Training is denominated in “Renminbi” (“RMB”) or “Yuan”. ZHLD and Zhonghe Education Training maintain its books and accounting records in Renminbi ("RMB"). It is the currency of the primary economic environment in which the entities operates.

FASB Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” requires differentials to be calculated and allocated using the current rate method if the foreign entity’s functional and local currencies are the same. Non-monetary assets and liabilities are translated at historical exchange rates. Monetary assets and liabilities are translated at the exchange rates in effect at the end of the year. The income statement accounts are translated at average exchange rates.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

The conversion gains and losses are not recognized in the income statement under the functional currency approach. They are accumulated in a separate account in stockholders’ equity (i.e., the cumulative foreign exchange translation adjustments account). This treatment is based on the FASB’s view that translation gains or losses are not directly related to the foreign entities’ operating cash flows. As a result, the Company recognized in equity the effect of currency translation in the amount of $19,067.

The official exchange rates as of December 31, 2005 and 2004, for one US dollar were 8.08 RMB and 8.28 RMB, respectively.

Income recognition - Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon customers download prepaid debit card. Revenue is reduced by provisions for estimated returns and allowances, which are based on historical averages that have not varied significantly for the periods presented, as well as specific known claims, if any.

Prepaid debit cards allow our subscribers to make a predetermined monetary amount of download materials posted on our website. Our new system is able to track usage of the debit card once the end user uses the debit cards for our service. At the time that the prepaid debit card is purchased, the receipt of cash is recorded as a subscriber prepayment. Revenues are recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenues when the prepaid debit card has expired.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable

Prepayments Account-Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video.

Other Receivable - Other Receivable is prepaid account included advances to employees, that included cash prepaid to employees for their travel, entertainment and transportation expenditures.

Subscriber Prepayments -Amounts received in advance of services being provided to subscribers are deferred and not recognized as revenues until the related services have been provided to subscribers.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets - The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable, the Company compares the undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets.

When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. During the years ended December 31, 2005 and 2004, no such impairments have occurred.

Advertising - The Company expensed advertising costs the first time the respective advertising took place. These costs were included in selling, general and administrative expenses. The total advertising expenses accrued for year 2005 was $140,445.

Income Taxes - Provision is made in the financial statements for taxation of profits in accordance with PRC legislation currently in force. The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred income taxes reflect the future tax consequences of temporary differences between the tax and financial statement basis of assets and liabilities and are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized in the future. These evaluations are based on the expectations of future taxable income and reversals of the various taxable temporary differences.

Provision for The People’s Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

Enterprise income tax (“EIT”) is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in The People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

According to “Agriculture Product Value Added Tax Rate Adjustment and Certain Items’ Value Added Tax Waiver” published by the Ministry of Finance and the National Tax Affairs Bureau, the value added tax for agriculture related products are to be taxed at 13%. Furthermore, traditional Chinese medicine and medicinal plant are by definition agriculture related products.

Contingent liabilities and contingent assets - A contingent liability is a possible obligation hat arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

A contingent liability is not recognized but is disclosed in the notes to the financial statements. When a change in the probability of an outflow occurs so that outflow is probable, they will then be recognized as a provision.

A contingent asset is a possible asset that arises from past events and whose existence will be confirmed only by the occurrence or non-occurrence of one or more uncertain events not wholly within the control of the Company.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

Contingent assets are not recognized but are disclosed in the notes to the financial statements when an inflow of economic benefits is probable. When inflow is virtually certain, an asset is recognized.

Related companies - A related company is a company in which the director has beneficial interests in and in which the Company has significant influence.

Retirement benefit costs - According to The People’s Republic of China regulations on pension, the Company contributes to a defined contribution retirement scheme organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the scheme.

Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at December 31, 2005 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements - In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As of December 31, 2005, the Company had no financial instruments with these characteristics.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46, and to defer certain entities from adopting until the end of the first interim or annual reporting period ending after March 15, 2004. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We believe we have no arrangements that would require the application of FIN 46R. We have no material off-balance sheet arrangements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging actives under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2005, the Company had no derivative or hedging activities.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. Management believes adoption of this new statement will not have any significant effect on the Company’s financial condition or results of operations.

In November 2002, the FASB approved FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's consolidated financial statements

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions. Concentration of credit risk with respect to trade receivables are limited due to the Company's' large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk. 90 percent the age of the Company’s accounts receivable are less than 60 days.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

5.	Cash and Cash Equivalents

As of December 31, 2005, Cash and cash equivalents consist of the following:

Cash and Cash Equivalents	2005
Cash on Hand	$1,247
Bank Deposits	596,197
Total Cash and Cash Equivalents	$597,444

6.	Inventories

The Company values its inventories at the lower of cost or market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include finished products.

As of December 31, 2005, Inventories consist of the following:

Inventory	2005
Debit Cards & materials	$521
Total Inventory	$521

7.	Property and Equipment

As of December 31, 2005, Property and Equipment consist of the following:

Property and Equipment	2005
Buildings	$2,735,873
Transportation Vehicles	110,475
Office Equipments	323,035
Machinery	1,004,198
Total Property and Equipment	4,173,581
Less: Accumulated Depreciation	(246,968)
Property and Equipment, Net	$3,926,613

For the year ended December 31, 2005, depreciation expenses totals $ 214,449.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

8.	Accounts Payable and Accrued Expense

As of December 31, 2005, Accounts Payable and Accrued Expense consist of the following:

Accounts Payable and Accrued Expense	2005
Accounts Payable and Accrued Expense	$54,795
Other Accounts Payable	21,569
Other Current Liabilities	491
Total Accounts Payable and Accrued Exp	$76,855

9.	Advances on accounts

Advances on accounts include subscriber prepayments and education fee prepayments. Subscriber prepayments represents customer prepayments for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching video clips. The Company values the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues to the Company. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent customer prepayments for the service provided by the Company of teaching and educating the customers for their specific need at their desired education level. There are various levels existed for the customers to choose the best one that fits their individual needs. As of December 31, 2005, the Company has $297,125 on subscriber prepayment.

10.	Taxes Payable

As of December 31, 2005, taxes payable consist of the following:

Taxes Payable	2005
Value Added Tax	$20,249
City Tax	3,812
Payroll Tax	388
Total Taxes Payable	$24,449

11.	Income Taxes

The Company commences business in the PRC which is governed by the Income Tax Law of the PRC concerning Enterprises and various local income tax laws (the “Income Tax Laws"). Under the Income Tax Laws, enterprises generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

11.	Income Taxes (Continued)

On September 15, 2004, China Education Alliance executed a Plan of Exchange with Zhong He Li Da Education Technology, Inc. (“ZHLD”). a corporation organized and existing under the laws of People’s Republic of China. ZHLD applied to be as a foreign invested company right after the merger, which business license has been approved as a foreign invested company on April 8, 2005. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. ZHLD is a Company under the category of all three. Therefore the Company enjoys this income tax exemption policy from April 8, 2005 the date approval as a foreign invested company. The formal documents about income tax exemption in advance issued on December 26, 2005. The Company was still obliged for the first quarter income tax in the amount of US$2,328 in view of the fact the exempt approval is effective on April 8, 2005.

12.	Non-Distributable Reserves

As stipulated by the relevant laws and regulations applicable to China's foreign investment enterprises, the Company is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to non-distributable reserves which include a general reserve, an enterprises expansion reserve and employee welfare and bonus reserves. In accordance with the provisions of the Company’s Memorandum and Articles of Association, the Company is required to appropriate 10% of the net distributable profit after enterprises income tax to capital reserve.

The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. The Company may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the Company. The enterprise expansion reserve is used for the expansion of the Company and can be converted to capital subject to approval by the relevant authorities. The Company recorded reserves of capital of $88,087 in 2005. No such adjustments are required under accounting principles generally accepted in the United States of America in 2005.

13.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on State pension scheme, both employees and employers have to contribute pension. The pension contributions are ranging from 8% that was contributed by individuals (employees) and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005
(Expressed in US Dollars)

14.	Commitments and Contingencies

In the event that the Company succeeds in its business strategy, in all likelihood, competition will develop. The degree of competition cannot presently be ascertained. However, there can be no assurances that the Company will have the resources to compete effectively, especially to the extent that the market experiences rapid growth.

No government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

15.	Loans from Shareholder

In connection with ABC Realty Merger (see Note 1), the shareholder, Xiqun Yu loan the Company for $100,000 at a 9% interest rate originally signed in December 2004. Annual amount of interest is payable together with principal. The amount outstanding as of December 31, 2005 is $117,945. The loan matures in 2006. The loan from shareholder has the option to convert in two years to company common stock at the market price on the date the Company incurred the loan.

16.	Subsequent Events

The Company has changed its lawyer, advisor, and accountant on January 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC. (Registrant)

Date: April 14, 2006	By:	/s/ Xi Qun Yu
Xi Qun Yu Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2006	By:	/s/ Xi Qun Yun
Xi Qun Yun, Director, Chief Executive Officer and President

By:	/s/ Yuhong Yang
Yuhong Yang, Director and Vice President

President

	By:	/s/ Yanzhi Liu
Yanzhi Liu, Director

By:	/s/ Yuzhong Wu
Yuzhong Wu, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

The Company has not distributed an annual report or proxy statement to its stockholders. If the Company distributes an annual report or proxy material subsequent to the filing of this Form 10-KSB annual report, the Company will furnish copies of such material to the Commission when it is sent to its stockholders.

EXHIBIT INDEX

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc.

10.3	Stock Transaction Agreement between and among the Company and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of the Company

10.4	Organization Constitution of Heilongjiang Zhonge Education Training Center dated June 15, 2005, a wholly owned subsidiary of the Company

10.5	Business licenses of Harbin Zhonghelinda Educational Technology Company Limited, a wholly owned subsidiary of the Company

10.6	Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd.

10.7	Employment contract with Liansheng Zhang effective February 21, 2006

10.8	Consulting Agreement with Conceptual Management Limited dated March 20, 2006

23	List of subsidiaries

31.1	Certification of Xigun Yun

31.2	Certification of Chunqing Wang

32	Certification of Xigun Yun and Chunqing Wang