Form 10QSB
period 2006-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2006-05-15
CIK 1203900

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 333-101167

China Education Alliance, Inc.
(Exact name of small business issuer as
specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2012361 (I.R.S. Employer Identification No.)

80 Heng Shan Rd. Kun Lun Shopping Mall
Harbin, P.R. China 150090
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)

001-86-451-8233-5794
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes      ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 57,915,000 shares as of May 12, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA EDUCATION ALLIANCE, INC.
INDEX

PART I. FINANCIAL INFORMATION

i

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
as of March 31, 2006
(Expressed in US dollars)
(Unaudited)

3/31/06
ASSETS

Current Assets
Cash and Cash Equivalents (Note 5)	$1,546,659
Inventories (Note 6)	2,790
Prepaid expense (Note 3)	113,684
Other receivable (Note 3)	8,315
Total Current Assets	1,671,448
Property and Equipment
Fixed Assets, Net of Accumulated Depreciation (Note 7)	3,909,037
Total Property and Equipment	3,909,037
Total Assets	$5,580,485

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses (Note 8)	$22,060
Advances on Accounts (Note 9)	533,278
Loan from Shareholder (Note 15)	177,358
Wages Payable	5,662
Welfare Payable	7,796
Taxes Payable (Note 10)	25,797
Total Current Liabilities	771,951
Total Liabilities	771,951

Shareholders' Equity
Registered Capital	57,915
Capital Reserve	2,407,969
Currency Conversion Adjustment (Note 3)	69,233
Retained Earnings	2,273,417
Total Shareholders' Equity	4,808,534
Total Liabilities and Shareholders' Equity	$5,580,485

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2006
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
REVENUES
Sales and Tuition (Note 3)	$1,347,403	$78,617

Less: Cost of Good Sold	493,751	25,638
Gross Profit	853,652	52,979

OPERATING EXPENSES
Operating Expenses	114,023	45,654
Administrative Expenses	60,573	-
Total Operating Expenses	174,596	45,654

OTHER EXPENSES (INCOME)
Finance Costs (Income)	(896)	2,732
Total Other Expenses (Income)	(896)	2,732

Net Income before Income Taxes	679,952	4,593
Less: Provision for Income Taxes (Note 11)	-	3,613
Net Income	$679,952	$980

Earnings per share attributed to China Education Alliance common stock:

Basic income per share	0.0123
Diluted income per share	0.0123
Basic weighted average shares outstanding	55,364,375	57,915,000

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flow
For the Three Months Ended March 31, 2006
(Expressed in US dollars)
(Unaudited)

Cash flows from operating activities:
Net income	$679,952

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	81,128

Changes in assets and liabilities -
Inventories	(2,269)
Prepaid Expense	(45,506)
Other receivable	(52)
Accounts payable and accrued expenses	(54,795)
Advance on account	236,153
Wages payable	(191)
Welfare payable	7,420
Taxes payable	1,348
Net cash provided by operating activities	903,188

Cash flows from investing activities:
Purchases/(transfer) of fixed assets	(63,552)
Net cash used by investing activities	(63,552)

Cash flows from financing activities:
Loan from shareholders	40,346
Net cash provided by financing activities	40,346

Currency Conversion adjustments	69,233

Net increase in cash	949,215
Cash at beginning of year	597,444
Cash at end of year	$1,546,659

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2006
(Expressed in US dollars)
(Unaudited)

	Registered Capital	Additional Paid-in Capital	Currency Conversion Adjustment	Capital Reserve	Retained Earnings	Total shareholders’ equity

Balance at December 31, 2005	$57,915	$2,407,969	$19,067	$88,757	$1,504,708	$4,078,416
Net income for the three months ended March 31, 2006					679,952	679,952
Currency Conversion Adjustment			50,166			50,166
Transfer to Capital Reserve				68,457	(68,457)
Balance at March 31, 2006	$57,915	$2,407,969	$69,233	$157,214	$2,116,203	$4,808,534

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

China Education Alliance, Inc. is only a holding company, it has no revenues. The Company carries its business mainly through its wholly owned subsidiaries, ZHLD and the Zhonghe Education Training Center in the business of online education and training center in China.

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

Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the People’s Republic of China on July 8, 2005 with a registered capital of $60,386, is the wholly owned subsidiary of ZHLD. ZHLD owns 99% of interest in the ZHTC with a de minimis number of 1% shares owned by present executive officer, Xi Qun Yu of ZHLD and ZHTC, as required by People’s Republic China’s Business Enterprise law.

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

3.	Summary of Significant Accounting Policies (Continued)

The conversion gains and losses are not recognized in the income statement under the functional currency approach. They are accumulated in a separate account in stockholders’ equity (i.e., the cumulative foreign exchange translation adjustments account). This treatment is based on the FASB’s view that translation gains or losses are not directly related to the foreign entities’ operating cash flows. As a result, the Company recognized in equity the effect of currency translation in the amount of $69,233.

The official exchange rates as of March 31, 2005 and 2004, for one US dollar were 8.0167 RMB and 8.28 RMB, respectively.

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

Prepaid debit cards allow our subscribers to make a predetermined monetary amount of download materials posted on our website. The Company new system is able to track usage of the debit card once the end user uses the debit cards for its service. At the time that the prepaid debit card is purchased, the receipt of cash is recorded as a subscriber prepayment. Revenues are recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenues when the prepaid debit card has expired.

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

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. During the periods ended March 31, 2006 and 2005, no such impairments have occurred.

Advertising - The Company expensed advertising costs the first time the respective advertising took place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for period ended March 31, 2006 was $0.

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

Provision for The People’s Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward. As of March 31, 2006, The Company is still enjoying the income tax exemption suitable as foreign invested company.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

3.	Summary of Significant Accounting Policies (Continued)

Enterprise income tax (“EIT”) is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

As a foreign investment Company, the Company is exempt from income tax in the first and second profit making years and allowed a 50% reduction in the third to fifth years. If a foreign investment enterprise, among above mentioned enterprises, has got a technologically advanced enterprise certificate, the enterprise income tax at a reduced rate of 10% can be extended for three more years after the expiration of the period of reduction of or exemption from enterprise income tax in accordance with the provision of the State.

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

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

5.	Cash and Cash Equivalents

As of March 31, 2006, Cash and cash equivalents consist of the following:

Cash and Cash Equivalents	03/31/06
Cash on Hand	$1,760
Bank Deposits	1,544,899
Total Cash and Cash Equivalents	$1,546,659

6.	Inventories

The Company values its inventories at the lower of cost or market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include finished products.

As of March 31, 2006, Inventories consist of the following:

Inventory	03/31/06
Debit Cards & materials	$2,790
Total Inventory	$2,790

7.	Property and Equipment

As of March 31, 2006, Property and Equipment consist of the following:

Property and Equipment	03/31/06
Buildings	$2,766,787
Transportation Vehicles	113,390
Office Equipments	326,318
Machinery	1,030,638
Total Property and Equipment	4,237,133
Less: Accumulated Depreciation	(328,096)
Property and Equipment, Net	$3,909,037

For the year ended March 31, 2006, depreciation expenses totals $ 81,128.

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

8.	Accounts Payable and Accrued Expense

As of March 31, 2006, the Accounts Payable and Accrued Expense consist of the following:

Accounts Payable and Accrued Expense	03/31/06
Accounts Payable and Accrued Expense	$22,060
Wages & Welfare Benefit Payable	13,458
Other Current Liabilities	412
Total Accounts Payable and Accrued Exp	$35,930

9.	Advances on accounts

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

As of March 31, 2006, the Company has $533,278 on subscriber prepayment and prepayments instruction fees.

10.	Taxes Payable

As of March 31, 2006, taxes payable consist of the following:

Taxes Payable	03/31/06
Value Added Tax	$20,668
City Tax	4,819
Payroll Tax	310
Total Taxes Payable	$25,797

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

On September 15, 2004, China Education Alliance executed a Plan of Exchange with Zhong He Li Da Education Technology, Inc. (“ZHLD”). a corporation organized and existing under the laws of People’s Republic of China. ZHLD applied to be as a foreign invested company right after the merger, which business license has been approved as a foreign invested company on April 8, 2005. According to Chinese taxation policy, there is income tax exemption for first two profit making years and allowed a 50% reduction in the third to fifth years suitable to foreign invested company, advanced Technology Company or software Development Company. ZHLD is a Company under the category of all three. Therefore the Company enjoys this income tax exemption policy from April 8, 2005 the date approval as a foreign invested company. The formal documents about income tax exemption in advance issued on December 26, 2005. The Company is still enjoyed the income tax exempt status as of March 31, 2006.

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

The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. The Company may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the Company. The enterprise expansion reserve is used for the expansion of the Company and can be converted to capital subject to approval by the relevant authorities. The Company recorded reserves of capital of $68,457 on March 31, 2006. No such adjustments are required under accounting principles generally accepted in the United States of America in 2006.

China Education Alliance, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Expressed in US Dollars)
Unaudited

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

In connection with ABC Realty Merger (see Note 1), the shareholder, Xiqun Yu loaned the Company for $100,000 at a 9% interest rate originally signed in December 2004. Annual amount of interest is payable together with principal. In addition, Mr. Xiqun Yu paid for the December 31, 2006 annual audit fees and the other related travel and out of pocket expenses by his personal account. The total amount of shareholder loan outstanding as of March 31, 2005 is $177,358. The loan matures in December 2006. The loan from shareholder has the option to convert in two years to company common stock at the market price on the date the Company incurred the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(1) Caution Regarding Forward-Looking Information

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

General

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

The Company’s core business involves the following three main areas: large educational on line portal, education center, and educational software and media. CEDA has developed and growing income through all three business areas in the year of 2005. The Company owns the only website, www.edu-chn.com, in China having copyrights of examination materials for elementary schools, middles schools, and high schools for target users from age 7 through 18. The company also twice, in March and July, expanded the scope of the website to increase the contents and extend the e-business horizon in 2005. Electronic book and other education related media are also developed.

The education center not only provides middle and high school related classes but also occupational training. The center invites the most famous teachers to teach in the training center. Several phases of classes including exam preparation classes the center provided have successfully attracted very good responses in 2006.

Our 2006 objectives incude:

1.  Strengthen its markets in Heilongjiang province.
2.  Develop markets in Jilin and Liauning province.
3.  Further improve web portal and on line business network.
4.  Develop and expand classroom education through training centers.

Results of Operations

The Company achieved revenue from sales and tuition of $1,347,403 for the period ended March 31, 2006. Both the sales of debit cards are used to obtain educational materials posted on the Company's website and tuition from various classes provided by the training centers have made significant progress. The following table sets forth the percentage relationship of certain unaudited statement of income data to revenue for the periods indicated.

	March 31,2006		March 31, 2005
Sales and Tuition	$1,347,403		$78,617
Cost of Good Sold	$493,751		$25,638
Total Operating Expenses	$174,596		$45,654
Net Income before Income Taxes	$679,952	50%	$4,593	6%

The cost of goods sold includes the costs for the debit cards, teaching material costs, e-business commissions, prelection costs, etc. The percent of cost of goods sold relative to the revenue remained about the same in the cost structure.

Operating expense includes staffing in support of the Company’s website and education center, depreciation, professional services, advertisement, etc. The percentage of operating expenses relative to the revenue was 13%.

Net income before income taxes was 50% of the sales and tuition revenue. We believe this is a healthy profit margin amid our market expansion activities.

Liquidity and Capital Resources

Liquidity is a measure of the Company's cash position. The Company has net increase in cash of $949,215 in the period ended March 31, 2006. Net cash provided by operating activities were $903,188 for the first quarter of 2006.

Cash flows used in investing activities were $63,552 for the period ended March 31, 2006. Cash flows for the period ended March 31, 2006 were for the purchase/(transfer) of fixed assets.

Cash flows provided by financing activities were $40,346 for the period ended March 31, 2006. Cash flows for the period ended March 31, 2006 were $40,346 in proceeds from loans from shareholders.

The Company's liquidity position is fairly good. The operating income was sufficient to support all the expenses and investment needs of the Company for the period ended March 31, 2006.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations since inception. The Company believes that they can offset any inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Period ended March 31, 2006 compared with period ended March 31, 2005

Revenue increased $1,268,786, or 1614%, to $1,347,403 in the period ended March 31, 2006 from $78,617 in the period ended March 31, 2005, primarily due to:
▪	A strong increase in the sales of general study cards, including e-business income;
▪	New tuition income generated from our education center which did not occur until later periods in 2005;

Cost of goods sold increased $468,113, or 1826%, to $493,751 in the period ended March 31, 2006 from $25,638 in the period ended March 31, 2005, primarily due to increases in sales volume and expansion in operations.

The 2005 cost of goods sold relative percentage to the total revenue remained about the same at 37%.

Operating expenses increased $128,942, or 282%, to $174,596 in the period ended March 31, 2006 from $45,654 in the period ended March 31, 2005, primarily due to:
▪	Increase in staffing to support the operation; and the
▪	Increase in scale of operation;

The operating expenses for the period ended March 31, 2006 is 13% of the total revenue, a large decrease from 58% for the same period in 2005, indicating our business is currently operating under a healthy profitable situation.

Net income increased $678,792, or a factor of almost 700%, to $679,952 for the period ended March 31, 2006 from $980 in the period ended March 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEMS 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1	Articles of Incorporation are hereby incorporated herein by reference to Exhibit 3.1 to the Form SB-2 registration statement (File No. 333-101167) of the Company
3.2	Articles of Amendment Business Corporation are hereby incorporated by reference to Exhibit 3.2 to the Form SB-2 registration statement (File No. 333-101167) of the Company
3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc.
3.4	Bylaws of the Company are hereby incorporated herein by reference to Exhibit 3.3 to the Form SB-2 registration statement (File No. 333-101167) of the Company
10.1
Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd. is incorporated by reference herein to Exhibit 10.6 to the Form 10-KSB annual report of the Company for its fiscal year ended December 31, 2005

10.2
Employment contract with Liansheng Zhang effective February 21, 2006 is incorporated by reference herein to Exhibit 10.7 to the Form 10-KSB annual report of the Company for its fiscal year ended December 31, 2005

10.3
Consulting Agreement with Conceptual Management Limited dated March 20, 2006 is incorporated by reference herein to Exhibit 10.8 to the Form 10-KSB annual report of the Company for its fiscal year ended December 31, 2005

16.2
Letter dated March 16, 2006, of former independent certified public accountants, Jimmy C.H. Cheung & Co. is hereby incorporated herein by reference to Exhibit 16.1 to the Form 8-K/A current report of the Company filed on March 20, 2006

23	List of subsidiaries is incorporated herein by reference to Exhibit 23 to the Form 10-KSB annual report of the Company for its fiscal year ended December 31, 2006
31.1	Certification of Xi, Qun Yu
31.2	Certification of Wang, Chunqing
32	Certification of Xi Qun Yu and Wang Chunqing

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Education Alliance, Inc.

Date: May 15, 2006	By:	/s/ Qun Yu Xi
Xi, Qun Yu
Chief Executive Officer and President

By:	/s/ Chunqing Wang
Wang, Chunqing
Chief Financial Officer