Form 10QSB
period 2006-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2006-08-18
CIK 1203900

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 333-101167

China Education Alliance, Inc.
(Exact name of small business issuer as
specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

80 Heng Shan Rd. Kun Lun Shopping Mall
Harbin, P.R. China 150090
(Address of principal executive offices)

001-86-451-8233-5794
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 57,915,000 shares as of August 16, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA EDUCATION ALLIANCE, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Information:

Condensed Consolidated Balance Sheet as of June 30, 2006

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005

Notes to the Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Current Assets
Cash and Cash Equivalents (Note 5)	$2,774,961
Inventories (Note 6)	1,166
Prepaid Expense	115,549
Other Receivable	-
Total Current Assets	2,891,676
Property and Equipment
Fixed Assets, Net of Accum. Depreciation (Note 7)	3,832,515
Total Property and Equipment	3,832,515
Total Assets	$6,724,191
Current Liabilities
Accounts Payable and Accrued Expenses (Note 8)	$7,989
Advances on Accounts (Note 9)	290,016
Loan from Shareholder (Note 15)	229,423
Wages Payable	4,567
Welfare Payable	6,575
Taxes Payable (Note 10)	65,594
Total Current Liabilities	604,164
Total Liabilities	604,164

Shareholders' Equity
Preferred Stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-
Common Stock ($0.001 par value, 150,000,000 shares authorized, 57,915,000 issued and outstanding)	57,915
Additional Paid-in Capital	2,407,969
Currency Conversion Adjustment (Note 3)	77,767
Retained Earnings	3,576,376
Total Shareholders' Equity	6,120,027
Total Liabilities and Shareholders' Equity	$6,724,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA EDUCATION ALLIANCE AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
for the three months and six months ended June 30, 2006
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES (Note 3)
Sales and Tuition	$2,166,854	$285,411	$3,514,257	$364,028

Less: Cost of Good Sold	663,612	30,656	1,157,363	56,294
Gross Profit	1,503,242	254,755	2,356,894	307,734

OPERATING EXPENSES
Selling , General and Administrative Expenses	204,309	33,815	378,905	78,261
Total Operating Expenses	204,309	33,815	378,905	78,261

OTHER EXPENSES (INCOME)
Finance Costs (Income)	(4,026)	2,219	(4,922)	6,159
Total Other Expenses (Income)	(4,026)	2,219	(4,922)	6,159

Net Income before Income Taxes	1,302,959	218,721	1,982,911	223,314
Less:Provision for Income Taxes (Note 11)	-	74,101	-	77,714
Net Income	$1,302,959	$144,620	$1,982,911	$145,600

Earnings per share attributed to China Education Alliance common stock:
Basic income per share	$0.0225	$0.0025	$0.0342	$0.0025
Diluted income per share	$0.0225	$0.0025	$0.0342	$0.0025
Basic weighted average shares outstanding	57,915,000	57,915,000	57,915,000	57,915,000

The accompanying notes are an integral part of these condensed consolidate financial statements.

CHINA EDUCATION ALLIANCE AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the Six Months Ended June 30, 2006
(Unaudited)

	For the six months ended
	6/30/06	6/30/05
Cash flows from operating activities:
Net income	$1,302,959	$144,620
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	78,477	48,778
Changes in assets and liabilities -
Decrease in inventories	1,624	5,042
Increase in prepaid expense	(1,865)	-
Decrease in other receivable	8,315	362
Decrease in accounts payable and accrued expenses	(14,071)	(22,409)
Decrease in advance on account	(243,262)	-
Decrease in wages payable	(1,095)	-
Decrease in welfare payable	(1,221)	-
Increase in taxes payable	39,797	72,215
Net cash provided by operating activities	1,169,658	248,608
Cash flows from investing activities:
Purchases/(transfer) of fixed assets	(1,955)	-
Net cash used by investing activities	(1,955)	-
Cash flows from financing activities:
Increase in loan from shareholders	52,065	7,827
Proceeds from stockholder		10,000
Net cash provided by financing activities	52,065	17,827
Currency conversion adjustments	8,534	-
Net increase in cash	1,228,302	266,435
Cash at beginning of year	1,546,659	156,863
Cash at end of year	$2,774,961	$423,298

The accompanying notes are an integral part of these condensed consolidate financial statements.

China Education Alliance and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2006
(Unaudited)

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

On September 15, 2004, ABC Realty Co. executed a Plan of Exchange with ZHLD, and Duane C. Bennett, Chairman of ABC Realty Co., pursuant to which ZHLD exchanged all of its registered capital of $60,386 for 55,000,000 shares, or approximately 95% of the common stock. On November 17, 2004, ABC Realty Co. changed its name to China Education Alliance, Inc. On December 13, 2004, China Education Alliance, Inc. consummated the Plan of Exchange with ZHLD. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a capital transaction and a recapitalization by the accounting acquirer, ZHLD and as reorganization by the accounting acquired, China Education Alliance, Inc.

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

2.	Basis of Preparation of Financial Statements

China Education Alliance is only a holding company; it has no revenues but only minor maintenance expenses. The functional currency for its subsidiaries is denominated in “Renminbi” (“RMB”) or “Yuan”. ZHLD and Zhonghe Education Training Center maintain its books and accounting records in Renminbi (“RMB”). It is the currency of the primary economic environment in which the entities operates, and in accordance with law and accounting requirements of People’s Republic of China law and accounting practices.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the
Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, China Education Alliance, ZHLD, and Zhonghe Education Training Center. All inter-company transactions and balances were eliminated.

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

The conversion gains and losses are not recognized in the income statement under the functional currency approach. They are accumulated in a separate account in stockholders’ equity (i.e., the cumulative foreign exchange translation adjustments account). This treatment is based on the FASB’s view that translation gains or losses are not directly related to the foreign entities’ operating cash flows. As a result, the Company recognized in equity the effect of currency translation in the amount of $77,767.

The official exchange rates as of June 30, 2006 for one US dollar, were 8.0065 RMB.

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

Deferred Revenue/Subscriber Prepayments - Deferred revenue related to subscription services represents the portion of unearned subscription revenue, which is amortized on a monthly, straight-line basis, as earned. Deferred revenue related to education service website advertising service, or technology services represents that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy.

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

When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. During the periods ended June 30, 2006, no such impairments have occurred.

Advertising - The Company expensed advertising costs the first time the respective advertising took place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for period ended June 30, 2006 was $24,878.

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

Provision for The People’s Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward. As of June 30, 2006, The Company is still enjoyed the income tax exemption for 2 years and half for 3 years suitable as foreign invested company.

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

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of June 30, 2006 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements -

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, replacement of APB Opinion NO. 20 and FASB Statements NO 3. SFAS NO. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Boards ("APB") Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 had no material effect on the Company's consolidated financial statements.

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

5.	Cash and Cash Equivalents

As of June 30, 2006, Cash and cash equivalents consist of the following:

06/30/06
Cash and Cash Equivalents
Cash on Hand	$10,168
Bank Deposits	2,764,793
Total Cash and Cash Equivalents	$2,774,961

6.	Inventories

The Company values its inventories at the lower of cost or market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include finished products.

As of June 30, 2006, Inventories consist of the following:

06/30/06
Inventory
Debit Cards & materials	$1,166
Total Inventory	$1,166

7.	Property and Equipment

As of June 30, 2006, Property and Equipment consist of the following:

06/30/06
Property and Equipment
Buildings	$2,766,787
Transportation Vehicles	113,390
Office Equipments	328,273
Machinery	1,030,638
Total Property and Equipment	4,239,088
Less: Accumulated Depreciation	(406,573)
Property and Equipment, Net	$3,832,515

For the year ended June 30, 2006, depreciation expenses totals $78,477.

8.	Accounts Payable and Accrued Expense

As of June 30, 2006, Total Accounts Payable and Accrued Expense consist of the following:

06/30/06
Total Accounts Payable and Accrued Expense
Accounts Payable and Accrued Expense	$7,989
Wages Payable	5,662
Welfare Payable	7,796
Total Accounts Payable and Accrued Exp	$21,447

9.	Advances on accounts

Advances on accounts include subscriber prepayments and education fee prepayments. Subscriber prepayments represents customer prepayments for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching video clips. The Company values the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues to the Company. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent customer prepayments for the service provided by the Company of teaching and educating the customers for their specific need at their desired education level. There are various levels existed for the customers to choose the best one that fits their individual needs. During the period, a great portion of advances were consumed and recognized as income, due to occurrences of several state-wide entrance exams for junior middle schools, high schools, and universities. During the period, more advances were paid by customers for the summer classes at the time of registration. As of June 30, 2006, the Company has $290,016 on subscriber prepayment and prepayments instruction fees.

10.	Taxes Payable

As of June 30, 2006, taxes payable consist of the following:

06/30/06
Taxes Payable
Value Added Tax	$46,689
Operation Tax	5,978
Stamp Tax	175
Individual Income Tax	11,852
Flood and Security Prevention Fund	884
Living Garbage Fees	16
Total Taxes Payable	$65,594

11.	Income Taxes

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

On September 15, 2004, China Education Alliance executed a Plan of Exchange with Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation organized and existing under the laws of People’s Republic of China. ZHLD applied to be as a foreign invested company right after the merger, which business license has been approved as a foreign invested company on April 8, 2005. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. ZHLD is a Company under the category of all three. Therefore the Company enjoys this income tax exemption policy from April 8, 2005 the date approval as a foreign invested company. The formal documents about income tax exemption in advance issued on December 26, 2005. The Company was still enjoyed the income tax exempt status as of June 30, 2006.

12.	Capital Reserves

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

The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. The Company may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the Company. The enterprise expansion reserve is used for the expansion of the Company and can be converted to capital subject to approval by the relevant authorities. The Company recorded reserves of capital of $130,296 on June 30, 2006. No such adjustments are required under accounting principles generally accepted in the United States of America in 2006.

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

In connection with ABC Realty Merger (see Note 1), the shareholder, Xiqun Yu loaned the Company for $100,000 at a 9% interest rate originally signed in December 2004. Annual amount of interest is payable together with principal. The shareholder pays all necessary oversea consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of June 30, 2006 is $229,423. The loan matures in end of 2006. The loan from shareholder has the option to convert in two years to company common stock at the market price on the date the Company incurred the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

The statements contained in this report include forward-looking statements about information of possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions or the negative of such words or expressions. These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company’s actual results may differ materially from those expressed in these forward-looking statements.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The discussion that follows is based on our consolidated results of operations for the three months period ended June 30, 2006 and 2005.

OVERVIEW

China Education Alliance, Inc. (“CEDA”), formerly known as ABC Realty, Inc., is registered in the state of North Carolina, USA. The company’s primary business activity is online education and on-site training services. It offers large scale of high-quality educational resources, and focuses on network education as well as on-site training. It is mainly operated through its wholly owned subsidiaries, Harbin Zhonghelida Education Technology Company Limited with registered website domain www.edu-chn.com for its online education and Heilongjiang Zhonghe Education Center for its on-site training services.

China Education Alliance, Inc. dedicates to develop IT education industry and offer network solution for the education course of China. As an excellent education resources provider and operator, CEDA has a leading interactive business platform. It made full use of the network resources, and broke through the time and space limits of the traditional teaching methods and the face-to-face constraints on high-quality resources. Through the physical integrations and successful case spreading, it serves to change the uneven education resources distribution and create a better sharing of education resources across China. Meanwhile, it is promoting the Chinese education by opening schools and training agencies. It has shaped www.edu-chn.com to become a leading functional portal website, through the enforcement of the “on-site” training business. It has become a network and physical training agency.

As a provider and operator of high-quality education resources, China Education Alliances, Inc., based on its know-how of the educational market in China and its own strengths, currently takes the exam-oriented education in junior middle and high school as its core business. The company combined its superior network operating experience with rich education resources integrating experience, and takes the company’s website as a platform to carry out services like “Famed Instructors Test Paper Store” through its service charging system by way of rechargeable learning cards. The learners can study via online classrooms or materials downloading for offline education. The company also provides on-site teaching services under the “Big Classroom of the Famed Instructors” program through its state-of-the-art training center.

www.edu-chn.com is a major functional education resources portal website in China. It provides plenty of client resources and strong brand promotion for business developing. Under the website, there are four modules, eight alliances, nine platforms and eight columns of interactive entertainment columns. It provides informative education products through the updated communication tools under www.edu-chn.com. It provides multi-media resources such as college school, middle school and elementary school test papers, courseware, and video data since 1980s, owning intellectual property rights for more than 300,000 sets of courseware and test papers. www.edu-chn.com is a major enterprise-class comprehensive education network platform which based on the network video technology and the large data sources of elementary education resources. It provides online education and material download for customers by integrating “the big classroom of the famed instructors”. By the end of 2005, more than 3 million visitors had viewed the website.

Heilongjiang Zhonghe Education Center engages in the on-site training services and face-to-face tutorship under “The Big Classroom of the Famed Instructors” program and its VOD courseware resources. The usable area for the training center is about 3400 square meters, with 17 modern classrooms that has capacity of 1,200 students. The courses covered each phases of compulsory education, and take the junior middle and high school as the key part.

While the company is focusing on the exam-oriented education in junior middle and high school as its core business, it is also developing new services to fulfill the blanks of online vocational training services. www.360ve.com is a “high-quality vocational teaching resource supermarket” to be launched in the coming future. Based on the body of joint enrollment of vocational education, the portal website will join China Vocational Education Society to conduct online vocation training and the relevant certificate offering services. It aims to forge an “online supermarket” for vocation trainees, as well as vocational training agencies. While www.360ve.com is a “selling mall” of network platform which combines its own educational resources with other authenticable educational resources, it almost concludes content in every sector so as to meet the different needs of different vocation learners. CEDA will integrate the vocational education resources in www.edu-chn.com, and join the China Vocation Education Society to set up www.360ve.com. In the future, it will become a powerful search engine for the vocational education enrollment and a guider for the learners. The core business is to offer network-based marketing and promoting solutions for training agencies, and to hold display and all-round promotions for training agencies. Meanwhile, with the assistance of China Vocational Education Society, www.360ve.com will establish cooperating agencies with provincial education bureau as well as Branch Society of China Vocational Education to attract investment and carry out strategic cooperation with the outstanding training agencies in local area, especially in the aspects of joint enrollment, resources exchanging and on-site training agencies establishment. www.360ve.com is expected to become a dominant media and battlefield for China’s vocation education. It would present the trend and states of the vocational education to the public so as to create a dynamic and interactive vocation training system. Once it is fully integrated, the vocation certificating center is expected to be an essential part of CEDA business. Through the authorizing of China Vocation Education Society, the vocational certificating center will contact and coordinate education ministry, labor ministry and other authorized government agencies to draw up benchmark for different education training sectors and organize performance evaluation.

The Company has formed several strategic alliances with the Chinese vocational education society, the government educated information center, the authentication training center, and other multitudinous government department and education department to enhance the influence of the Company, as well as its products and services provided.

The Company has carried out various level cooperation with over one thousand professors in their respective expertise fields, more than two thousand membership schools, school principals exceeding three thousand, and school teachers in excess of fifty thousand, as well as over one hundred news media and twenty scholarly research organizations.

In order for the company to continue developing products, expanding services, and growing in the long-term, CEDA plans to finance $6 million through equity financing in the international capital market. About $4 million will be used to duplicate exam-oriented model from regional to national. The balance will be used as initial input for vocational market development and its “Millions of College Students Employment Crossroad” program. The fund will also used to better assist the utilizing of unlimited space of network to promote resource sharing network solutions featured with on-line instructors teaching and resource downloading to put down the barriers among different markets. With www.edu-chn.com is building instructors’ resource base, an overall business operations can be completed as the on-site training offered. The Regional Development will start with the establishment of the regional instructors’ resource base to build local tutorship centers by rental or cooperation. Once complete, it will start to install local www.edu-chn.com station that is consisted of 15 to 20 servers to spread the educational resources and promoting the company. With the completion of Exam-oriented-education market layout to be set nationwide. CEDA will take every chance to integrate existing vocation education resource and come up with the solution of vocation education resource sharing.

RESULTS OF OPERATIONS

Results from Operations - Comparison of Three-month Period Ended June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
Sales	$2,166,854	$285,411
Less: Cost of Goods Sold	663,612	30,656
Gross Profit	$1,503,242	$254,755

Revenues increased by 659% in the second quarter to $2,166,854 in 2006 from $285,411 in 2005, resulting in net income of $1,302,959 for the second quarter of 2006 compared to net income of $292,822 for 2005. The company was in its initial state of operation on December 2004, prior to June 30, 2005, the company devoted to build up its business model, the business started expanding since then. In addition, this year the company started its marketing for the state-wide entrance exams for junior middle schools, high schools, and universities, those exams are held between May and July each year. More educational courses were viewed and more materials were downloaded during such spam of time by the students. The income from the stimulation test download was around $345,400. The training center was not in operation prior to June 30, 2005. Gross revenue from training center was around $424,700 in the second quarter, 2006, the gross profit was around $223,200 and the gross margin was 52% in the three months ended period ended June 30, 2006. The income was also attributable to the increase of advertising income earned. The company has contract with a reputable advertising company to handle its internet commercial accounts. The sales from advertising were around $342,200.

Cost of sales increased by 2065% to $663,612 in the second quarter of 2006 as compared to $30,656 of 2005. This was primarily due to the increase of sales, which results the cost of teachers, booklets and simulation test material to increase.

Gross profit margin increased by 490% for the second quarter of 2006. Gross profit margins vary from product to product depending on a number of factors including: (a) cost of materials; (b) overall market demand and individual customer demand; (c) cost of intellectual property rights; and (d) competitor pricing policies.

Selling and operating expenses represented expenditures in connection with the distribution and selling of properties as well as expenses incurred for the operating of the business.

	June 30, 2006	June 30, 2005
Operating Expenses
Selling, General and Administrative	$204,309	$33,815
Total Operating Expenses	204,309	33,815

Other Income (Expenses)
Interest Income	4,026	(2,219)
Total Other Income (Expenses)	$4,026	$(2,219)

Selling, general and administrative expenses increased by $170,494 or 504% from $33,815 in the second quarter of 2005 to $204,309 in the second quarter of 2006. The unfavorable variance was mainly attributed to the increases in business promotion, advertising events, and salaries to sales staffs.

Depreciation increased by $29,699 or 60% to $78,477 for the second quarter of 2006 compared to $48,778 for 2005. This was mainly attributable to the increase in one building and the additional office equipments.

LIQUIDITY AND CAPITAL RESOURCES

The company’s assets primarily consist of its operating subsidiaries, marketable properties for sales, cash and cash equivalents.

The Company has $2,774,961 in cash and cash equivalent at June 30, 2006 compares to $285,411 at June 30, 2005. The Company’s current ratio at June 30, 2006 was 4.79. Its primary sources of funds include cash balances, cash flow from operations, the potentially, the proceeds of prepayments made by customers, in addition, shareholder loaned to company to pay certain USA office maintenance fees. The management endeavors to ensure that the funds are always available to take advantage of new investment opportunity and they are sufficient to meet future liquidity and capital needs. Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. For future operating, management plans to finance $6 million through equity financing in the international capital market.

Cash and cash equivalents increased by $2,351,663 or 556% to $2,774,961 as of June 30, 2006 compared to $423,298 as of June 30, 2005 were mainly due to the increase of sales.

There was no restrictive bank deposit pledged as of June 30, 2006 and 2005. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Inventories decreased by $3,568 or 75% to $1,166 as of June 30, 2006 from $4,734 as of June 30, 2005. The decrease in inventories is primarily due to the significant increase in sales. The cost of making debt cards is very small.

Prepaid expense recorded $115,549 as of June 30, 2006 (2005: $nil). Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video. The company was still in the initial stage of launching numeral programs. Prior to June 30, 2005, therefore, no prepaid expense occurred during the period prior to June 30, 2005.

Properties and equipment stated at cost less accumulated depreciation and amortization consist of:

	June 30, 2006	June 30, 2005
Property and Equipments	4,239,088	2,407,600
Less: Accumulated Depreciation	(406,573)	(130,077)
Property and Equipment, Net	$3,832,515	$2,277,523

Net book value of fixed assets increased by $1,554,992 or 68% to $3,832,515 as of June 30, 2006 compared to $2,277,523 as of June 30, 2005 was mainly attributable to the purchase of new building and office equipments and furniture in the amount of about $1.8 million, less accumulated depreciation.

Depreciation expense for the three months ended June 30, 2006 was $78,477.

	June 30, 2006	June 30, 2005
Current Liabilities
Accounts payables and accrued expenses	$7,989	$11,515
Advances on accounts	290,016	-
Loan from shareholder	229,423	97,365
Wages payable	4,567	-
Welfare payable	6,575	-
Taxes payable	65,594	77,714
Total Current Liabilities	$604,164	$186,594

Current liabilities increased by $417,570 or 224% to $604,164 as of June 30, 2006 compared to $186,594 as of June 30, 2005 were attributable to the increase in advances on accounts and other business expense payable. The shareholder pays all necessary oversea consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of June 30, 2006 is $229,423 compared to $97,365 as June 30, 2005.

Accounts payable and accrued expenses decreased by $3,526 or 31% to $7,989 as of June 30, 2006 compared to $11,515 as of June 30, 2005 was attributable to the decrease in accrued expense.

Advances on accounts recorded $290,016 as of June 30, 2006 (2005: $nil) was attributable to the usage of the prepaid debit card system. Advances on accounts are deferred revenues prepaid by customers for the future download of materials thru company website.

Loan from shareholder increased by $132,058 or 135% to $229,423 as of June 30, 2006 compared to $97,365 as of June 30, 2005 was attributable to the shareholder payments on behalf of the company to oversea financial advisors, consultants and accounting fees for services provided.

Capital reserve represented that amount appropriated from net income after tax (Enterprise Income Tax) for the year. As stipulated by the relevant laws and regulations applicable to China's foreign invested enterprises, the company is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to the statutory surplus reserves which include a general reserve, an enterprises expansion reserve, and employee welfare and bonus reserves. Pursuant to the relevant PRC regulations and the provisions of the Company’s Memorandum and Articles of Association, the Company is required to appropriate 10% of the net distributable profit after enterprise income tax to capital reserve, profit attributable to the shareholders shall be appropriated in the following sequence; the general reserve is used to offset future extraordinary losses as defined under PRC GAAP. The company may, upon a resolution passed by the owners, convert the general reserve into capital.

The employee welfare and bonus reserve is used for the collective welfare of the employees of the company. The enterprise expansion reserve is used for the expansion of the company and can be converted to capital subject to approval by the relevant authorities. The Company record reserves of $130,296 for the three months ended June 30, 2006. No such adjustments are required under accounting principles generally accepted in the United States of America in 2006.

INDUSTRY AND MARKET OUTLOOK

The education resources distribution is uneven in different areas across China; most of the excellent teachers are in the developed areas and key middle schools. Among the 15998 high schools in China, 847 of them are key schools, which account for 5.29û. Most of the excellent teachers’ resources are in the key high schools, the ratio of college entrance of key high school is higher than 90%, but the national average ratio of college entrance is about 55%.

Most of high-quality resources of China elementary education often centralize in a few of key schools, and its amount and the scale are quite limited. Because the college entrance rate of key high schools is higher than that of the ordinary high schools, so, each student expects to enter the key high school where they can obtain the most excellent teaching resources. The students who have poor performance but want to enter into the key high school must pay additional “school selecting fees”. According to the Chinese Nanfang Daily, in China the school selecting fees was more than RMB 27 billion in 2005, which is over $3 billion. There are even about 20% students entering into high school through sponsorship and school selecting fee in China. Thus it can be noted that the China elementary and secondary education is in urgent need for high-quality education resources.

On the whole, the China online education market is still at the preliminary stage. In 2004, China online education market turnover reached RMB 14.4 billion, about $1.8 billion. As China becomes more information-oriented, while people become increasingly aware of the network’ function, the size of the online education market will increase dramatically. iResearch, a well-known market consulting firm, forecasts the China online market turnover in 2005, 2006, and 2007 will reach RMB 18.1 billion, RMB 23.3 billion, and RMB 29.6 billion respectively.

According to the China Network Information Center’s statistics as of December 31, 2005, the total number of internet users in China was 111 million, ranked second over the world, a increase of 17 million compared with the same period a year earlier or 18.1% higher. The students account for 35.7%, about 39.627 million (objects of exam-oriented education); company staff accounted for 29.70%, about 32.967 million (objects of profession education); the jobless accounted for 6.9%, about 7.657 million (objects of vocational education); the China online education market is of great potential.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

The Company’s balance sheet includes amount of assets and liabilities whose fair values are subject to market risk. Market risk is the risk of loss arising from adverse changes in market prices or interest rates. Generally, the Company’s borrowing is short to medium term in nature and therefore approximate fair value. The Company currently has interest rate risk as it related to its fixed maturity mortgage participation interest. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs by closely monitoring its interest rate debt.

The Company’s equity risk as it related to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company and its subsidiaries are mainly located in China, there were no significant changes in exchange rates, and however, unforeseen developments may cause a significant change in exchange rates. The Company is subject to commodity price risks arising from price of construction materials.

The Company’s expansion risk is in connection with the rapid development of Internet and growth of its users. Online learning will become one of the dominant and efficient ways of learning for students. This is the main risk for business development, considering the habits of customers and the popularization of broadband business. The management team worked out a solution by direct communicating with students in forefront, lightening up the idea that training is far beyond face-to-face teaching, various of ways should be occupied, such as downloading learning, online learning and other ways to attract students to use, familiar with and rely on the internet and services, including but not limited to individual service and interactive entertainment service of www.edu-chn.com.

The company’s competition risk lies with its education resources. As the provider of education resource, the high-quality education resource is the core competitive power for education enterprises. Currently, Chinese high-quality elementary education resource is not balanced on a provincial-basis and locally focused featuring key schools. The schools that have the local education resource can open the local learning website, and have strong competitive power. CEDA will duplicate the regional model in national market, with the strong internet operational capability; it will build the national leading educational service system and top brand of education service; integrate the advanced resource of local education organizations by united means and provide partial educational resource for the public schools. Under the principle of providing operating platform, CEDA plans to build the regional educational organizations, and reach a win-win situation with public schools, and to realize the CEDA’s ambition of sharing high-grade resources.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEMS 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

(a) Exhibits.

31.1	Certification of Xi Qun Yu

31.2	Certification of Wang Chunqing

32	Certification of Xi Qun Yu and Wang Chunqing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Education Alliance, Inc.

Date: August 17, 2006	By:
Xi Qun Yu Chief Executive Officer and President

By:
Wang Chunqing Chief Financial Officer