Form 10QSB
period 2006-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2006-11-14
CIK 1203900

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 000-52092

China Education Alliance, Inc.
(Exact name of small business issuer as
specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

80 Heng Shan Rd. Kun Lun Shopping Mall
Harbin, P.R. China 150090
(Address of principal executive offices)

001-86-451-8233-5794
(Issuer's telephone number)

N/A.
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 57,935,000 shares as of November 13, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA EDUCATION ALLIANCE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

China Education Alliance and Subsidiaries
Condensed Consolidated Balance Sheet
As of September 30, 2006
(Expressed in US Dollars)
(Unaudited)

ASSETS

Current Assets
Cash and Cash Equivalents (Note 5)	$5,610,885
Inventories (Note 6)	72
Prepaid Expense	142,088
Total Current Assets	5,753,045
Property and Equipment
Fixed Assets, Net of Accum. Depreciation (Note 7)	3,905,808
Total Property and Equipment	3,905,808
Investment
Total Assets	$9,658,853

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$2,021
Advances on Accounts (Note 8)	477,496
Loan from Shareholder (Note 14)	281,503
Wages Payable	8,766
Welfare Payable	6,649
Taxes Payable (Note 9)	38,090
Notes Payable (Note 10)	1,530,000
Total Current Liabilities	2,344,525
Total Liabilities	2,344,525
Commitments and Contingencies (Note 15)

Shareholders' Equity
Preferred Stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-
Common Stock ($0.001 par value, 150,000,000 shares authorized, 57,935,000 issued and outstanding)	57,935
Additional Paid-in Capital	2,414,949
Currency Conversion Adjustment (Note 3)	68,910
Retained Earnings	4,772,534
Total Shareholders' Equity	7,314,328
Total Liabilities and Shareholders' Equity	$9,658,853

China Education Alliance and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
REVENUES

Sales and Tuition (Note 3)	$2,284,521	$1,019,020	$5,798,779	$1,383,048

Less: Cost of Good Sold	734,034	477,445	1,891,397	533,739
Gross Profit	1,550,487	541,575	3,907,382	849,309

OPERATING EXPENSES
General, Administrative and Selling Expenses	359,456	65,931	738,361	144,192
Total Operating Expenses	359,456	65,931	738,361	144,192

Income from Operations	1,191,031	475,644	3,169,021	705,117

Other Expense (Income)
Interest Expense (Income)	(5,127)	629	(10,049)	5,552
Other Expense	-	51	-	1,287
Total Other Expense (Income)	(5,127)	680	(10,049)	6,839

Income before Tax Provision	1,196,158	474,964	3,179,070	698,278
Less: Provision for Income Taxes (Note 11)	-	159,913	-	237,627

Net Income	$1,196,158	$315,051	$3,179,070	$460,651

Earnings per share attributed to China Education Alliance common stock:

Basic income per share	$0.021	$0.005	$0.055	$0.008
Diluted income per share	$0.021	$0.005	$0.055	$0.008
Basic weighted average shares outstanding	57,921,667	57,915,000	57,917,222	57,915,000

China Education Alliance and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006
(Expressed in US Dollars)
(Unaudited)

	For the Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net income	$3,179,070	$460,651

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	238,621	147,527

Changes in assets and liabilities -
Increase in accounts receivable		(18,421)
Decrease in inventories	449	(5,963)
Increase in prepaid expense	(65,647)	(370,222)
Decrease in accounts payable and accrued expenses	(74,834)	9,422
Decrease in advance on account	180,371
Increase in wages payable	2,912
Increase in welfare payable	6,273
Decrease in taxes payable	13,641	235,430
Net cash provided by operating activities	3,480,856	458,424

Cash flows from investing activities:
Purchases of fixed assets	(217,816)	(222,281)
Net cash used by investing activities	(217,816)	(222,281)

Cash flows from financing activities:
issuance of common stock	7,000	23,778
Increase in loan from shareholders	163,558	23,500
Increase in notes payable	1,530,000	(19,182)
Net cash provided by financing activities	1,700,558	28,096

Currency conversion adjustments	49,843	9,747

Net increase in cash	5,013,441	273,986
Cash at beginning of year	597,444	89,741
Cash at end of year	$5,610,885	$363,727

1.	Description of Business

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

Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in The People’s Republic of China on July 8, 2005 with a registered capital of $60,386, is the wholly owned subsidiary of ZHLD. ZHLD owns 99% of interest in the ZHTC with a de minimis number of 1% shares owned by present executive officer, Xi Qun Yu of ZHLD and ZHTC, as required by The People’s Republic China’s Business Enterprise law.

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd (“BHYHZ”). BHYHZ was formed on September 30, 2006。It is a development stage company.

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

2.	Basis of Preparation of Financial Statements

China Education Alliance is only a holding company; it has no revenues but only minor maintenance expenses. The functional currency for its subsidiaries is denominated in “Renminbi” (“RMB”) or “Yuan”. The subsidiaries, ZHLD, Zhonghe Education Training Center and Beijing Hua Yu Hui Zhong Technology Developments Co., Ltd. maintain the books and accounting records in Renminbi (“RMB”). It is the currency of the primary economic environment in which the entities operates, and in accordance with law and accounting requirements of The People’s Republic of China law and accounting practices.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, ZHLD, Zhonghe Education Training Center and Beijing Hua Yu Hui Zhong Technology Developments Co., Ltd. All inter-company transactions and balances were eliminated.

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

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss was recorded in the Condensed Consolidated Statements of Operations.

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

The conversion gains and losses are not recognized in the income statement under the functional currency approach. They are accumulated in a separate account in stockholders’ equity (i.e., the cumulative foreign exchange translation adjustments account). This treatment is based on the FASB’s view that translation gains or losses are not directly related to the foreign entities’ operating cash flows. As a result, the Company recognized in equity the effect of currency translation in the amount of $68,910.

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

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable

Prepayments Account-Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video. It also includes other receivable that acts as a prepaid account including advances to employees, cash prepaid to employees for their travel, entertainment and transportation expenditures.

Advances on Accounts - Advances on accounts include deferred revenue and subscriber prepayments that related to subscription services represents the portion of unearned subscription revenue, which is amortized on a monthly, straight-line basis, as earned. Deferred revenue related to education service website advertising service, or technology services represents that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy.

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

When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. During the periods ended September 30, 2006, no such impairments have occurred.

Advertising - The Company expensed advertising costs the first time the respective advertising took place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for period ended September 30, 2006 was $1,478.

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

Provision for The People’s Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward. As of September 30, 2006, the Company is still enjoyed the income tax exemption for 2 years and half for 3 years suitable as foreign invested company.

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

Contingent liabilities and contingent assets - A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

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

Retirement benefit costs - According to The People’s Republic of China regulations on pensions, the Company contributes to a defined contribution retirement scheme organized by the municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of September 30, 2006 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements -In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation under SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We do not expect its implementation to be material to our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk.

5.	Cash and Cash Equivalents

As of September 30, 2006, Cash and cash equivalents consist of the following:

Cash and Cash Equivalents	09/30/06
Cash on Hand	$2,426
Bank Deposits	5,608,459
Total Cash and Cash Equivalents	$5,610,885

6.	Inventories

The Company values its inventories at the lower of cost or market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include finished products.

6.	Inventories (Continued)

As of September 30, 2006, Inventories consist of the following:

Inventory	09/30/06
Debit Cards & materials	$72
Total Inventory	$72

7.	Property and Equipment

As of September 30, 2006, Property and Equipment consist of the following:

Property and Equipment	09/30/06
Buildings	$2,766,787
Transportation Vehicles	127,916
Office Equipments	328,273
Machinery	1,168,421
Total Property and Equipment	4,391,397
Less: Accumulated Depreciation	(485,589)
Property and Equipment, Net	$3,905,808

For the three months period ended September 30, 2006, depreciation expenses totaled $79,016.

8.	Advances on accounts

Advances on accounts include subscriber prepayments and education fee prepayments. Subscriber prepayments represents customer prepayments for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching video clips. The Company values the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues to the Company. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent customer prepayments for the service provided by the Company of teaching and educating the customers for their specific need at their desired education level. There are various levels existed for the customers to choose the best one that fits their individual needs. During the period, a great portion of advances were consumed and recognized as income, due to occurrences of several state-wide entrance exams for junior middle schools, high schools, and universities. During the period, more advances were paid by customers for the summer classes at the time of registration. As of September 30, 2006, the Company has $477,496 on subscriber prepayment and prepayments instruction fees.

9.	Taxes Payable

As of September 30, 2006, taxes payable consist of the following:

Taxes Payable	09/30/06
Value Added Tax	$27,544
Operation Tax	9,572
Stamp Tax	133
Individual Income Tax	183
Other Tax	658
Total Taxes Payable	$38,090

10.	Notes Payable

On September 29, 2006 China Education Alliance, Inc., a North Carolina corporation, consummated a bridge financing pursuant to which the Company issued $1,530,000 aggregate principal amount of secured promissory notes and warrants to acquire an aggregate number of shares of common stock of the registrant equal to the highest dollar amount of the principal prior to the Maturity Date for an exercise price per share of $ 0.50.

Each Note accrues interest at the rate of 6% per annum from September 29, 2006 to March 29, 2007, with interest payable each month commencing from November 1, 2006 and terminating on March 1, 2007, as well as March 29, 2007, which is the maturity date for each Note.

The Notes constitute senior indebtedness of the Company. The Notes are guaranteed by ZHLD, ZHTC and Harbin Zhonghelida Educational Technology Company Limited, and Xinqun Yu, the chief executive officer and principal stockholder of the Company. The guarantee of Xinqun Yu is secured by his pledge of a number of shares of common stock of the Company to be determined from time to time as provided therein, with a value of $3,060,000. The number of shares initially pledged is 7,859,598.

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

On September 15, 2004, China Education Alliance executed a Plan of Exchange with Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation organized and existing under the laws of People’s Republic of China. ZHLD applied to be as a foreign invested company right after the merger, which business license has been approved as a foreign invested company on April 8, 2005. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. ZHLD is a Company under the category of all three. Therefore the Company enjoys this income tax exemption policy from April 8, 2005 the date approval as a foreign invested company. The formal documents about income tax exemption in advance issued on December 26, 2005. The Company was still enjoyed the income tax exempt status as of September 30, 2006.

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

The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. The Company may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the Company. The enterprise expansion reserve is used for the expansion of the Company and can be converted to capital subject to approval by the relevant authorities. The Company recorded reserves of capital of $407,126 as of September 30, 2006. No such adjustments are required under accounting principles generally accepted in the United States of America in 2006.

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

In connection with ABC Realty Merger (see Note 1), the shareholder, Xiqun Yu loaned the Company for $100,000 at a 9% interest rate originally signed in December 2004. Annual amount of interest is payable together with principal. The shareholder pays all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of September 30, 2006 is $281,503. The loan matures in 2006. The loan from shareholder has the option to convert in two years to company common stock at the market price on the date the Company incurred the loan.

15.	Commitments and Contingencies

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

16.	Warrants

On September 29, 2006 China Education Alliance, Inc., a North Carolina corporation, consummated a bridge financing pursuant to which the Company issued $1,530,000 aggregate principal amount of secured promissory notes and warrants to acquire an aggregate number of shares of common stock of the registrant equal to the highest dollar amount of the principal prior to the maturity date for an exercise price per share of $ 0.50.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPER ATION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

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

The discussion that follows is based on our consolidated results of operations for the periods ended September 30, 2006 and September 30, 2005.

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

The company is also providing new services to fulfill the market needs of online vocational training services. The core business for CEDA’s vocation education will be in three main areas: vocation education enrollment, vocational certification, and career development for college graduates. CEDA has collaborated with the China Vocation Education Society in setting up www.360ve.com. This website will be the credible site for vocational education enrollment providing customers with reliable information regarding vocation training schools and vocation trainings both on-line and on-site. Pilot version of the www.360ve.com, a “high-quality vocational teaching resource supermarket”, has been launched during this reporting period. CEDA leverages the existing resources of China Vocational Education Society which as members including provincial education bureau and more than one thousand vocational training schools across the country in carry out its fast expansion strategic cooperation with the outstanding training agencies in local area, especially in the aspects of joint enrollment, resources exchanging and on-site training agencies establishments. The Company has carried out various level cooperation with over one thousand professors in their respective expertise fields, more than two thousand membership schools, over three thousand school principals, over fifty thousand school teachers, as well as over one hundred news media and twenty scholarly research organizations.

Through the authorizing of China Vocation Education Society, the vocational certificating center will contact and coordinate education ministry, labor ministry and other authorized government agencies to draw up benchmark for different education training sectors and organize performance evaluation. CEDA will become not only the provider of on-line vocational education but also the administrator for various vocational certifications. CEDA has currently received three authorizations in certification of Nutrition Analyst, Logistic Management, and Real Estate Planer.

CEDA’s “Millions of College Students Employment Crossroad” program is developed in response to the high jobless rate for China’s current college graduates. More than 35% of the college graduates can not find a job in the year of graduation. Many of the college graduates pursue vocational training after college education. CEDA’s “Millions of College Students Employment Crossroad” program is to establish a long term training program for college students to build connections with corporations and obtain education programs prescribed by the hiring corporations.

RESULTS OF OPERATION

Comparison of Three-Month Period Ended September 30, 2006 and September 30, 2005

	September 30, 2006	September 30, 2005
Sales	$2,284,521	$1,019,020
Less: Cost of Goods Sold	734,034	477,445
Gross Profit	$1,550,487	$541,575

Comparison of Nine-Month Period Ended September 30, 2006 and September 30, 2005

	September 30, 2006	September 30, 2005
Sales	$5,798,779	$1,383,048
Less: Cost of Goods Sold	1,891,397	533,739
Gross Profit	$3,907,381	$849,309

Revenues increased by $1,265,501 or 124% in the third quarter of 2006 to $2,284,521 as compared to $1,019,020 in the same quarter of 2005, resulting in gross income of $1,550,487 for the third quarter of 2006 as compared to gross income of $541,575 in the same quarter of 2005. For the nine-months ended September 30, 2006, sales increased by $4,415,731 or 320% to $5,798,779 as compared to $1,383,048 in the same period of 2005, resulting in gross income of $3,907,381 for the nine months ended September 30, 2006 as compared to gross income of $849,309 in the same period of 2005. This was mainly attributable to the income generated from the training center, new programs, and advertising income. The training center was established during the third quarter of 2005, providing little income at its initial stage of operation, and expanded tremendously afterwards. During 2006, the Company has added several new programs for vocational studies and certification programs, which provides new source of income. Advertising income was increased as the result of the increase awareness of the Company’s website, which resulted more viewers coming to the company’s website, which enables the Company to increase its advertising income.

Cost of sales increased by $256,589 to $734,034 in the third quarter of 2006 as compared to $477,445 in the same quarter of 2005. Cost of sales as a percentage of sales decreased by 15% to 32% for the third quarter of 2006 as compared to 47% for the third quarter of 2005. For the nine-months ended September 30, 2006, cost of sales increased by $1,357,658 to $1,891,397 as compared to $533.739 in the same period of 2005. Cost of sales as a percentage of sales decreased by 6% to 33% for the nine-months ended September 30, 2006 as compared to 39% for the same period of 2005. This was primarily due to the increase of sales, which results the cost of booklets and simulation tests to increase.

Gross profit margin increased by 15% for the third quarter of 2006 as compared to the third quarter of 2005. Gross profit margins vary from product to product depending on a number of factors including: (a) cost of materials; (b) overall market demand and individual customer demand; (c) cost of intellectual property rights; and (d) competitor pricing policies.

Expenses

Comparison of Three-Month Period Ended September 30, 2006 and September 30, 2005

	September 30, 2006	September 30, 2005
Operating Expenses
General, Selling and Operating Expenses	$359,456	$65,931
Total Operating Expenses	359,456	65,931

Other Income (Expenses)
Interest Income (Expense)	5,127	(680)
Total Other Income (Expenses)	$5,127	$(680)

Comparison of Nine-Month Period Ended September 30, 2006 and September 30, 2005

	September 30, 2006	September 30, 2005
Operating Expenses
General, Selling and Operating Expenses	$738,361	$144,192
Total Operating Expenses	738,361	144,192

Other Income (Expenses)
Interest Income (Expense)	10,049	(6,839)
Total Other Income (Expenses)	$10,049	$(6,839)

Selling, general and operating expenses (“S, G & A”) represented expenditures in connection with the distribution and selling of properties as well as expenses incurred for the operating of the business. S, G&A increased by $293,525 to $359,456 in the third quarter of 2006 as compared to $65,931 in the same quarter of 2005. S, G & A as a percentage of sales increased by 10% to 16% in the third quarter of 2006 as compared to 6% for the same quarter of 2005. For the nine-months ended September 30, 2006, S, G &A increased by $594,169 to $738,361 as compared to $144,192 for the same period of 2005. S, G & A as a percentage of sales increased by 3% to 13% in the nine-months of 2006 as compared to 10% in the same period of 2005. The increase in S, G & A are mainly due to the expanding of the companies business.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets primarily consist of its operating subsidiaries, marketable properties for sales, cash and cash equivalents.

Cash and Cash Equivalents increased by 1,443% or $5,247,158 to $5,610,885 at September 30, 2006 as compared to $363,727 at September 30, 2005. The increase in cash and cash equivalents was mainly due to bank deposits fund generated from a bridge loan of $1,530,000 and sales receipts during the period.

The Company’s current ratio at September 30, 2006 was 2.45. Its primary sources of funds include cash balances, cash flow from operations, the potentially, the proceeds of prepayments made by customers or offering of equity. The management endeavors to ensure that the funds are always available to take advantage of new investment opportunity and they are sufficient to meet future liquidity and capital needs. Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. For future operating, management plans to finance $6 million through equity financing in the international capital market.

There was no restrictive bank deposit pledged as of Sept. 30, 2006. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

There was no restrictive bank deposit pledged as of September 30, 2006 and September 30, 2005. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Inventories decreased by $17,056 to $72 as of September 30, 2006 from $12,790 as of September 30, 2005. The decrease in inventories is primarily due to the increase awareness of the company’s debit card services. More students purchased the rechargeable debit cards in order to obtain materials and lectures from the company’s website to study for various state-wide entrance exams. The cost of debit cards has been decreased dramatically, which lower the cost of inventory on hand.

Prepaid expense decreased by $228,134 or 62% to $142,088 as of September 30, 2006 compared to $370,222 as of September 30, 2005. Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video.

Properties and equipments, stated at cost less accumulated depreciation and amortization, consist of:

	September 30, 2006	September 30, 2005
Properties and Equipments	$4,391,384	$2,629,880
Total Property and Equipments	4,391,384	2,629,880
Less: Accumulated Depreciation	(485,589)	(180,046)
Property and Equipment, Net	$3,905,808	$2,449,834

Total properties and equipments increased by 67% or $1,761,504 to $4,391,384 as of September 30, 2006 as compared to $2,629,880 as of September 30, 2005.

Current Liabilities	September 30, 2006	September 30, 2005
Accounts payables and accrued expenses	$2,021	$32,866
Advances on accounts	477,496	-
Loan from shareholder	281,503	98,500
Wages payable	8,766	-
Welfare payable	6,649	-
Taxes payable	38,090	237,627
Notes payable	1,530,000	-
Total Current Liabilities	$2,344,525	$340,493

Current liabilities increased by $2,004,032 to $2,344,525 as of September 30, 2006 as compared to $340,493 as of September 30, 2005 were attributable to the increase in advances on accounts, notes payable, and other business expense payable.

Accounts payable and accrued expenses decreased by $30,845 or 94% to $2,021 as of September 30, 2006 as compared to $32,866 as of September 30, 2005 was mainly attributable to the decrease in accrued expense.

Advances on accounts recorded $477,496 as of September 30, 2006 (2005: $nil) was attributable to the usage of the prepaid debit card system. Advances on accounts are deferred revenues prepaid by customers for the future download of materials thru company website.

Loan from shareholder increased by $183,003 or 186% to $281,503 as of September 30, 2006 as compared to $98,500 as of September 30, 2005 was mainly attributable to the shareholder payments on behalf of the company to oversea financial advisors and consultants for services provided.

Taxes payable decreased by $199,537 or 84% to $38,090 as of September 30, 2006 as compared to $237,627 as of September 30, 2005 was mainly attributable to the enterprise income tax exemption the company now enjoyed.

Notes payable recorded $1,530,000 as of September 30, 2006 (2005: $nil) was attributable to the bridge loan that the Company entered into with third party on September 29, 2006.

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

The employee welfare and bonus reserve is used for the collective welfare of the employees of the company. The enterprise expansion reserve is used for the expansion of the company and can be converted to capital subject to approval by the relevant authorities. The Company record reserves of $407,824 for the three months ended September 30, 2006. No such adjustments are required under accounting principles generally accepted in the United States of America in 2006.

INDUSTRY AND MARKET OUTLOOK

The education resources distribution is uneven in different areas across China, most of the excellent teachers are in the developed areas and key middle schools. Among the 15,998 high schools in China, 847 of them are key schools, which account for 5.29. Most of the excellent teachers’ resources are in the key high schools, the ratio of college entrance of key high school is higher than 90%, but the national average ratio of college entrance is about 55%.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006 and September 30, 2005, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

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

CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 121-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure and procedures were effective as of the end of the period covered by this quarterly report.

There was no change in the Company's internal controls over financial reporting or in other factors during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 6, 2006, the Company issued 20,000 shares of restricted common stock to Stephen A. Zrenda, Jr., P.C. for legal services in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

On September 29, 2006, the Company completed a debt financing of $1,530,00. In connection with the debt financing, the Company issued warrants to purchase shares of its common stock at an exercise price of $.50 per share for a term of two years in reliance upon Section 4(2) under the Securities Act of 1933, as amended, to the lenders and their representatives. See Item 5 below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEMS 5. OTHER INFORMATION

On September 29, 2006, the Company consummated a bridge financing pursuant to which the Company issued $1,530,000 aggregate principal amount of secured promissory notes (each, a “NOTE” and collectively, the “NOTES”) and warrants to acquire an aggregate number of shares of common stock of the Company equal to the highest dollar amount of the principal prior to the maturity date for an exercise price per share of $.50. The Notes were issued in favor of each of the following: (i) Hong Kong League Central Credit Union, a Hong Kong Credit Union and SBI Advisors, LLC, in its capacity as agent for lender (the “AGENT”) for an aggregate principal amount of US $530,000, (ii) HIT Credit Union, a Hong Kong Credit Union and the Agent for an aggregate principal amount of US $470,000, (iii) Sean Wallace and the Agent for an aggregate principal amount of US $100,000, (iv) R. Ralph Parks and the Agent for an aggregate principal amount of US $100,000, (v) Cambria Fund Investment, L.P., a California limited partnership, and the Agent for an aggregate principal amount of US $200,000, (vi) The Angeloff Family L.P., a California limited partnership and the Agent for an aggregate principal amount of $100,000, and (vii) The Angeloff Family, LLC, a California limited liability company and the Agent for an aggregate principal amount of $30,000.

Each Note accrues interest at the rate of 6% per annum from September 29, 2006 to March 29, 2007, with interest payable each month commencing from November 1, 2006 and terminating on March 1, 2007, as well as March 29, 2007, which is the maturity date for each Note.

The Notes constitute senior indebtedness of the Registrant. The Notes are guaranteed by Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si, Heilonghiang Zhonge Educational Training Center and Harbin Zhonghelida Educational Technology Company Limited, (collectively, the “Subsidiary Guarantors”), and Xinqun Yu (together with the Subsidiary Guarantors, the “Guarantors”), the Chief Executive Officer and principal stockholder of the Company. The guarantee of Xinqun Yu is secured by his pledge of a number of shares of common stock of the Company to be determined from time to time as provided therein, with a value of approximately $3,060,000. The number of shares initially pledged is 7,859,598 shares of common stock.

ITEM 6. EXHIBITS

(a)   Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Form of Promissory Note dated September 29, 2006, by the Registrant is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Registrant on November 2, 2006.

10.2	Stock Pledge Agreement dated September 29, 2006, between Xinqun Yu and the Agent is hereby incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of the Registrant on November 2, 2006.

10.3
Guarantee Agreement dated as of September 29, 2006, among Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si, Heilonghiang Zhonge Education Training Center, Harbin Zhonghelida Educational Technology Company Limited, Xinqun Yu, and the Agent is hereby incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of the Registrant on November 2, 2006.

10.4	Investor Relations Agreement dated November 1, 2006, with Taylor Rafferty Associates, Inc.

31.1	Certification of Xi Qun Yu

31.2	Certification of Wang Chunqing

32	Certification of Xi Qun Yu and Wang Chunqing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Education Alliance, Inc.

Date: November 13, 2006	By:
Xi Qun Yu Chief Executive Officer and President

By:
Wang Chunqing Chief Financial Officer