Form 10KSB
period 2006-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2007-04-03
CIK 1203900

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File Number: 000-52092

CHINA EDUCATION ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

80 Heng Shan Road, Kun Lun Shopping Mall
Harbin, The People’s Republic of China 150090

(Address of principal executive offices)

011-86-451-8233-5794

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

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
Yes [x] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12(b) of the Exchange Act).
Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ྈ

State issuer's net revenues for its most recent fiscal year: $8,324,473

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked sale price of such common equity, as of a specified date within the past 60 days: $13,074,848 as of March 26, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ྑ No ྑ

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 57,965,000 shares as of March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

Cautionary Statement Regarding Forward Looking Information

The discussion contained in this 10-KSB filed under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which the Company indicates by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. The Company bases its forward-looking statements on information currently available to it, and the Company assumes no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements.

PART I

ITEM 1. Description of Business

General

China Education Alliance, Inc. (the "Company") is an education service company in China. The Company is a holding company which conducts its business through its wholly owned subsidiaries, Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”) and the Zhonghe Education Training Center. The Company conducts educational services through three main channels: a large educational on-line portal, education and vocational training centers, and educational software and media. The Company’s educational services and material focus primarily on supplemental education and test preparation material for grades kindergarten through high school.

The Company’s products include on-line test preparation materials, teachers’ materials, study guides, and audio recordings of popular classes. The products’ scope includes pre-school education, elementary and middle school education, vocational education, continuing education, enterprise training education, intelligence authentication, agricultural labor education, education for the disabled, first-time employment education, re-employment education, study abroad, and education for seniors. The Company provides its services and materials primarily through distance learning technology, education resource development, education project planning and promotion, teaching platforms, class development and scheduling, education information and technical services.

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

ZHLD is a company engaged in the on-line education industry in The People’s Republic of China (“China”). There is a significant market in China for education and education related products and services. It has been reported that the education budget established by the Chinese government is over $60 billion (U.S.) every year, which accounts for 3.41% of the GDP in China. It is expected to increase. Currently, ZHLD owns www.edu-chn.com, which is the only website in China having copyrights of examination materials of Chinese primary schools and middle schools, and ZHLD legally provides target users in the age group of 7 to 18 years with downloadable examination materials. ZHLD plans to provide other services such as text book downloading and SMS. When the visits to its web site increase, and its membership base expands, ZHLD plans to expand its products into the advanced education market and adult education market.

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

The Company’s principal purpose is to engage in the education industry and offer network solutions for education courses in China. As an education resources provider and operator, the Company has a leading interactive business platform. It makes full use of its internet network resources beyond the traditional teaching methods and face-to-face constraints. Through the physical integration and successful education case spreading, it serves to change the uneven distribution of education resources and creates a better sharing of education resources across China. Meanwhile, it is promoting the Chinese education system by assisting in opening schools and training agencies. It has shaped www.edu-chn.com to become a leading functional portal website through the enforcement of the “on-site” training business. It has become an internet network and physical training agency.

As a provider and operator of high-quality education resources, the Company, based on its know-how of the educational market in China, currently takes the exam-oriented education in junior, middle, and high school as its core business. The Company combined its network operating experience with its education resources integrating its experience, and using takes the Company’s website as a platform to carry out services like “Famed Instructors Test Paper Store” through its service charging system by way of rechargeable learning debit cards. The learners can study via on-line classrooms or materials downloaded for off-line education. The Company also provides on-site teaching services under the “Big Classroom of the Famed Instructors” program through its state-of-the-art training center.

www.edu-chn.com is a functional education resources portal website in China. It provides numerous resources and strong brand promotion for business development. Under the website, there are four modules, eight alliances, nine platforms and eight columns of interactive entertainment columns. It has provided informative educational products through the updated communication tools under www.edu-chn.com. It provides multi-media resources such as college, middle school and elementary school test papers, courseware, and video data since the 1980’s, owning intellectual property rights for more than 300,000 sets of courseware and test papers. www.edu-chn.com is an enterprise-class comprehensive education network platform which is based on network video technology and the large data sources of elementary education resources. It provides on-line education and material to download for customers by integrating “the big classroom of the famed instructors”.

Heilongjiang Zhonghe Education Center engages in on-site training services and face-to-face tutorship under “The Big Classroom of the Famed Instructors” program and its VOD courseware resources. The useable area for the training center is about 3,400 square meters, with 17 modern classrooms that has a capacity for 1,200 students. The courses cover each phase of compulsory education, of which junior, middle and high school as the key part.

The Company also provides new services to fulfill the market needs of on-line vocational training services. The core business for its vocation education is in three main areas: vocation education enrollment, vocational certification, and career development for college graduates. The Company has collaborated with the China Vocation Education Society in setting up www.360ve.com. This website is a substantial site for vocational education enrollment providing customers with reliable information regarding vocational training schools and vocation trainings both on-line and on-site. Pilot version of the www.360ve.com, a “high-quality vocational teaching resource supermarket”, has been launched. The Company leverages the existing resources of China Vocational Education Society which has numerous members, including provincial education bureaus and more than one thousand vocational training schools across China. The Company intends to expand its strategic cooperation with training agencies, especially in the aspects of joint enrollment, the exchange of resources and on-site training agencies facilities. The Company has carried out various levels of cooperation with over one thousand professors in their respective expertise fields, more than two thousand membership schools, over three thousand school principals, over fifty thousand school teachers, as well as over one hundred news media and twenty scholarly research organizations.

Through the authorization of the China Vocation Education Society, the vocational certificating center contacts and coordinate with the education ministry, labor ministry and other authorized government agencies to draw up benchmarks for different education training sectors and organize performance evaluation. The Company has been become not only the provider of on-line vocational education but also the administrator for various vocational certifications.

The Company’s “Millions of College Students Employment Crossroad” program has been developed in response to the high jobless rate for China’s current college graduates. More than 35% of college graduates can not find a job in the year of graduation. Many of the college graduates pursue vocational training after college education. The Company’s “Millions of College Students Employment Crossroad” program is designed to establish a long term training program for college students to build connections with corporations and complete education programs prescribed by the hiring corporations.

Recent Acquisition and Expansion

During December 2006, the Company acquired all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“HNCC”) for $1,010,230. HNCC has been engaged in the business of providing on-line education resources to computer vocational training school students. The expansion of its on-line education programs into the vocational training market is expected to complement its on-line education programs in elementary schools, middle schools, high schools, and colleges.

As a result of this acquisition, the Company has become the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in China for vocational training. The acquisition includes six classrooms for on-site education classes, six computer rooms and patented course materials. HNCC currently has two principal education programs focused on network engineering and ACCP software engineering.

Employees

The Company had 225 employees as of December 31, 2006. The employees were comprised of five executives, six administrative and finance employees, 47 marketing and sales personnel, seven research and development staff, eight information employees, six design staff, 132 teaching and education administrative staff, and 14 other employees engaged in security, planning, human resources and other activities.

We have no collective bargaining agreements, and we believe that we have good relations with our employees.

Competition

The Company has been taking steps to address the competition in the Chinese on-line educational industry. In order to increase market share and revenue, the Company has determined to establish offices in Liaoning, Jilin and Inner Mongolia. It will continue to make use of its strategy of growth through the use of computer web sites. The Company will also take the following steps to increase sales and implement its marketing strategy:

1. Market penetration,
2. Establish resale networks, and
3. Seek strategic partners

It is expected that there will be more competitors from both domestic and overseas companies because the educational market in China is large and growing. In order to avoid or minimize the potential of low-priced competition in the future, the Company has determined to increase its competitiveness in various educational markets.

Education Systems in China

Since 1949 when the People's Republic of China was founded, the government in China has considered education an important component of its economic and social development.  Recently, with the emergence of its market economy, education has become a priority in China.

According to the National Bureau of Statistics of China for 2003, the gross domestic product (“GDP”) of the country was calculated at $1.41 trillion (~ RMB11.67 trillion), with an annual real rate of GDP growth at 9.1%; 1.1 percentage points more than 2002.  The average Chinese family sets aside 10% of its savings for education according to the United Nations Educational, Scientific, and Cultural Organization.  We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement.  The educational system in China is under pressure to reform and develop.  China understands the country's international competitiveness will depend greatly on the quality of its human resources.  On March 14, 2004, the second session of the 10th National’s People’s Congress concluded that China advocates “putting people first” as its development model. The Chinese government sets education as a strategic priority in the China Agenda for Education.

The central government in China, through the Ministry of Education, manages education in China at a macro level, responsible for carrying out related laws, regulations, guidelines and policies of the central government; planning development of the education sector; integrating and coordinating educational initiatives and programs nationwide; maneuvering and guiding education reform countrywide.  To a large degree, the provincial governments are left to implement basic education through development of teaching plans to supplement the required coursework from the central Ministry of Education and the funding of basic education in poorer areas.  Provincial level governments have the main responsibilities for implementing basic education on a day to day basis.  China has set up an education system with government as the major investor and social partners as co-investors.

Since 1978, the government in China has promulgated such codes as Degree Statute of the People's Republic of China, Law of Compulsory Education of the People's Republic of China, Law of Teachers of the People's Republic of China, Law of Protection over Juveniles of the People's Republic of China, Education Law of the People's Republic of China, Statute for Teacher's Eligibility and Law of Higher education of the People's Republic of China, and released more than ten sets of education administration regulations. The Ministry of Education, within its jurisdiction, has issued more than 200 sets of administrative rules and regulations, significantly facilitating development of education of different natures.

Education is funded by a variety of sources: schools directly controlled by the central government are generally funded from the central financial pool; schools controlled by local governments are supported by local governments, the Central Government and fund raising projects initiated by these schools themselves; schools sponsored by township and village governments and by public institutions are mainly financed by the sponsor institutions and subsidized by local governments; private schools are funded by sponsors (including collecting tuition from students and soliciting contributions).

In China, primary and secondary education takes 12 years to complete.  Primary education generally is six years, and junior middle school and senior middle school is three years each. Children generally begin primary school at the age of six.  In 1986, China passed the Compulsory Education Law of the People's Republic of China (the "Compulsory Education Law"), which dictates that nine years of compulsory education (grades 1 through 9) is to become mandatory and requires that Provincial and local governments take the necessary steps to ensure that all students receive at least the required nine years of education. The goal of the Compulsory Education Law, as well as the subsequent Guidelines for the Reform and Development of Education in China, put forth by the Chinese State Education Commission in 1993, was to universalize compulsory education and to eliminate illiteracy among the Chinese people. According to the Bulletin of Statistics on National Educational Development in 1999 issued by the Ministry of Education, the nine-year compulsory education has covered 80% of China's population since its inception.  In 2002, China began to aggressively incorporate English into its elementary school curriculum.

On March 3, 2004, the State Council approved and disseminated the 2003-2007 Action Plan for Invigorating Education in the 21st Century, which was formulated by the Ministry of Education.  The plan recognizes the need to make China competitive in the world economy and provides a blue print to speed up educational reform and development in China.  The plan is based on two fundamental concepts to “Rejuvenating China Through Science and Education” and “Reinvigorating China through Human Resource Development.”  The objectives of the plan are to establish a well-to-do society and perfect the socialistic market economy in China.  The plan has the following guidelines:

Consolidate Achievements.  Consolidate and universalize the Nine-Year Compulsory Education plan in the areas inhabited by 92% of the population and eradicate illiteracy among young and middle-aged groups.  Maintain the achievements in senior secondary education, especially secondary vocational education and the achievements in mass higher education with a goal of a gross enrollment rate of 17%.

Deepen Reform.  Deepen educational reform gradually from macro level to micro level with overall planning and clear priorities. Promote reform and innovation in training modes, management system, curriculum, teaching methodologies and teaching content effectively.

Quality Improvement.  Further change governmental functions to carry out administration by laws, govern the practices in education strictly and strengthen management. While accelerating the development, regard quality improvement as the most important task to have a rational understanding of quality, improve the quality assessment system and guide the educational institutions into justified competition.

Continue Development.  Devotion to the educational development so that the public will have access to high-quality education.  Consider the sustainable development of education as well as the cohesive development between education and economy and society.

Although China has had remarkable achievements in educational development and educational reform, it recognizes that it faces challenges for future educational development with an increasing demand for education and limitations on resources and capacity.  China recognizes that the infrastructure, teacher training, management system and operations of the educational system must be improved to meet the needs of modernization.  China has highlighted two strategic priorities to focus on major issues and define key solutions:

Rural Area Educational Development:  The comprehensive educational reform in rural areas will be deepened and the new management system with the county-level government as the main management body will be implemented.  In addition, the system for facilitating students with poor economic background will be improved and the efforts in building up a teaching cohort in primary and secondary schools will be further intensified.  Moreover, the “Program for Modern Distance Education in Primary and Secondary Schools in Rural Areas” will be implemented as well.

Major Projects Initiative:  Six major projects are included into the 2003-2007 Action Plan to cover all the educational undertakings that must be completed before 2007:

1.
The ‘Project for Quality-Oriented Education in the New Century’ aims at promoting quality-oriented education, strengthening moral education in schools, deepening curriculum reform and the reform of evaluation system in basic education, actively developing senior secondary education, pre-school education and special education, thoroughly improving the physical well-being, moral integrity, and artistic attainment of the students, promoting the studies of Chinese language and Chinese characters.

2.
The ‘Program on Innovation in Vocational Education and Training’ to change the mode of vocational education into an employment-oriented one and to adopt an ‘order-form style’ or ‘module style’ characterized by a close link between employers and vocational schools. We will speed up the cultivation of a large pool of urgently needed technical human resource, especially the senior technicians of all types to actively contribute the transfer of labor force from rural areas and agriculture to urban areas and non-agricultural industries. The ‘Programme on Teaching Quality and Teaching Reform in Higher Education Institutions’ places emphasis and efforts on the teaching reform and the establishment of an evaluation and quality assurance system.

3.
The ‘Program on Employment Promotion for University Graduates’ to strengthen the construction of leadership system, operation mechanism, policy framework and service system for university graduates employment, and to deepen reforms both in and outside the domain of education orientated by the labor market.

4.
The ‘Educational Informationization Construction Program’ to intensify efforts in infrastructure construction, resource building, talents training, and the application of IT inside the educational circle.

5.
The ‘Program on Building Up A Competent Teaching and Administrating Cohort’  to prioritize personnel system reform for teaching staff to reinforce the management of school scale so that all the teaching positions and different units inside schools can be planned scientifically.  A teacher certificate system will be implemented with the policy of ‘accessing with qualifications, competing for vacancies, and working with employment contracts’. Additionally, this new Action Plan will further promote this practice and improve the teacher training system and the further education system for in-service teachers.

The plan emphasizes the use of information technology in education and training.  The plan also calls for an increase in financing for education and contains a commitment by the Ministry of Education to raise educational appropriations in the budgets of the Provinces.

Our Authors

Our teaching materials are written by various authors in China.  These authors are usually teachers, university professors or experts in field in which they publish.  We contract with the authors to create the content for our web sites.  Under the terms of our contracts, we own the copyright on all materials produced for us by these authors.

We generally pay each author a fixed fee and a royalty based on sales.

We also enter into agreements to use and publish educational materials developed by others.

Marketing

We employ sales persons that make sales calls to the Ministry of Education and Provincial Education Commissions.  These education commissions are customers for our products, which approve the purchase of certain products for the various schools under their jurisdiction.  Information and requests obtained by our sales persons from the education commissions are also used to assist us in developing educational products and identifying new products and opportunities.  Our sales force is also actively involved with educators in developing curriculums based on the products we produce.  Our sales persons regularly visit provincial education officials, administrators, schools and teachers to market and sell our products.

We intend to use our web-based educational portal to assist us in marketing our educational products.

Since 2000, the Chinese government has been implementing policy reform to change the education system from one of memory learning to a more individualized creative approach.  This reform has created demand for new curriculum, updated educational materials, and educational resources.  Our portal enables our customers to access the new curriculum created by various levels of government and leading academic experts and fully endorsed by the Ministry of Education.

This curriculum reform is being mandated by the Ministry of Education and executed through its Curriculum Development Center (CDC), the leading authority for curriculum development for the kindergarten to grade 12 segment.

Competition

Financial Resources:  We compete with many larger, more established competitors.  Many of these competitors have diverse businesses and are better capitalized.  In some cases, these are new competitors that are entering the educational market in China and may offer products and services at lower costs to build market share.

Government-Owned Entities:  We compete directly with government-owned enterprises that receive subsidies, funding and other support from local governments.  Government-owned enterprises are not normally run as profit-enterprises and may sell educational materials at lower cost.  Government-owned enterprises may receive approval for their educational materials more promptly than private enterprises, and government-owned enterprises are generally able to distribute all of the materials they publish.  Currently there are restrictions on a private company’s ability to publish textbooks so we are required to use government-owned publishers to publish certain educational materials.  Government-owned publishers may publish and print their educational materials at lower costs.

Product Offerings:  Many of our competitors offer complete lines of educational products, textbooks and services.  Our competitors may be able to offer their products at lower costs based on their ability to offer a comprehensive line of educational products to customers.  These competitors may also offer educational products that are integrated and sold in packages.  Our strategy is to focus on underserved niche segments in the market and to develop and sell products to serve unique demands.

Sales Channels:  Many of our competitors have existing sales and distribution channels for their products.  Government-owned enterprises have existing long-term relationships with the Xinhua Bookstore system, the largest bookstore chain in China that is government owned

We believe that we can successfully differentiate our educational products and services from those of our competitors by developing quality products and services for underserved niche segments in the market.  Our strategy also allows us to avoid direct competition with larger competitors by developing educational materials for subjects and areas that may not be practicable or economical for larger competitors to compete.  We also are able to develop educational materials more quickly than larger competitors or government-owned entities, which may be subject to more burdensome internal procedures and requirements.  We do not employ salaried authors to prepare our educational materials; instead, we use third-party authors that are experts and recognized in their respective academic fields, which may allow us to develop higher quality educational products than our competitors.  Finally, we employ professional sales persons, many who have regularly visited provincial education officials, administrators, schools and teachers to market and sell our products for many years.

We could face competition from competitors that offer similar products and services on the Internet to the educational community or other websites specializing in educational products.  In addition, we could face competition from existing websites that expand to offer information and permit sharing of information related to education.  At this time we are unable to fully predict which entities will introduce portals that will compete directly or the nature and scope of services our competitors will offer.

While the potential exists for competition to provide some services and products of a similar nature, we believe that it would be very difficult for a competitor to provide a portal offering all the products and services that we currently offer because of agreements we have entered into which give us certain exclusive rights to provide certain products and services.

Chinese practices and policies have limited contracting with non-Chinese entities in the education industry.  In addition, our business is subject to numerous Chinese rules and regulations, including restrictions on foreign ownership of Internet and education companies and regulation of Internet content.  Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the Internet are politically sensitive areas of the economy.  We believe that the Ministry of Education and the various Provincial Education Commissions prefer to contract with Chinese companies in the industry of education.  As a result, all of our Chinese subsidiaries are staffed with Chinese nationals.  Where practicable, we retain Chinese legal counsel to review our agreements and to assist us in structuring our corporate organization.  All of our revenue is derived from our Chinese subsidiaries, and our success is dependent on the skill and experience of our subsidiaries.

Risk Factors

We depend upon our subsidiaries in China and their affiliates to conduct our business in China.

In the education industry in China, contracts are not often made with non-Chinese entities.  As a result, the Company is not a party to many of the contracts of our subsidiaries.  We believe that the Ministry of Education and the various Provincial Education Commissions prefer to contract with China companies in the industry of education.  As a result, our material agreements in China are entered into by our subsidiaries and all of our China operations are conducted by our China subsidiaries.  All of our revenue is derived from our China subsidiaries, and our success is dependent on the skill and experience of our subsidiaries.

We and our affiliates and agents may not be able to enforce our agreements in China.

China law governs most of our material agreements, many of which are with China government entities.  Although we use local lawyers in China to assist us in preparing our agreements, there can be no assurance that we can enforce any of our material agreements or that remedies will be available outside of China.  China's system of laws and the enforcement of existing laws may not be as certain in implementation and interpretation as U.S. or other laws.  The judiciary in China is comparatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation.  Even where adequate law exists in China, it may be impossible to obtain swift and equitable enforcement of such law, or to obtain enforcement of the judgment by a court of another jurisdiction.  The inability to enforce or obtain a remedy under the foregoing agreements would have a material adverse impact on us.

We are subject to numerous Chinese rules and regulations which restrict the scope of our business and could have a material adverse impact on us.

We are subject to numerous rules and regulations in China, including, without limitation, restrictions on foreign ownership of Internet and education companies and regulation of Internet content.  Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the Internet are politically sensitive areas of the economy.  We are not aware that any of our agreements or our current organizational structure is in violation of any governmental requirements or restrictions, explicit or implicit.  However, there can be no assurance that we are in compliance now, or will be in the future.  Moreover, operating in China involves a high risk that restrictive rules and regulations could change.  Indeed, even changes of personnel at certain ministries of the government could have a negative impact on us.  The determination that our structure or agreements are in violation of governmental rules or regulations in China would have a material adverse impact on us, our business and on our financial results.

Our business is subject to seasonal and cyclical fluctuations in sales.

We may experience seasonal fluctuations in our sales.  The operations of our business are seasonal, with a substantial part of operating income in China recognized in the second half of the fiscal year.  The seasonality of the education market is significantly influenced by national, provincial and local school schedules and because certain purchases by students are generally made just prior to the start or at the beginning of the school year in the autumn.  We are required to produce inventory prior to those periods in order to meet customer delivery requirements.  This seasonality causes significant pressure on us to monitor production and distribution accurately to satisfy these delivery requirements.  Lower than expected sales during the adoption period of a new or updated educational material or a general economic downturn in our market or industry could have a material adverse effect on the timing of our cash flows and, therefore, on our ability to service our obligations.

We depend on certain key personnel to manage our business effectively.

Our success depends on the management skills of Mr. Xiqun Yu, our Chief Executive Officer and President, and Mr. Chunqing Wang, our Vice Chairman and Chief Financial Officer, and the relationships they have with educators, administrators and other business contacts they have in China.  We also depend on successfully recruiting and retaining highly skilled and experienced authors, teachers, managers, sales persons and other personnel who can function effectively in China.  In some cases, the market for these skilled employees is highly competitive.  We may not be able to retain or recruit such personnel, which could materially and adversely affect our business, prospects and financial condition.

We do not maintain key person insurance on these individuals.  The loss of either Mr. Yu or Mr. Wang would delay our ability to implement our business plan and would adversely affect our business.

We may not be successful in protecting our intellectual property and proprietary rights.

We rely on authors and educators to develop our materials and educational curriculum products.  Our proprietary software products are primarily protected by trade secret laws.  We execute agreements with our authors and confidentiality and non-disclosure agreements with our software development employees and contractors.  We limit access to and distribution of our proprietary information and source code.  On October 27, 2001, China's National People's Congress passed new copyright laws that specifically cover software and significantly expanded the rights of copyright owners.  We do not know what impact, if any, these new laws will have on our relationships with our authors.

Our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, a competitor's use of our processes could have a material adverse effect on our business, financial condition and results of operations.

Others may bring defamation and infringement actions against us, which could be time-consuming, difficult and expensive to defend.

As a distributor of educational materials, we face potential liability for negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute.  Any claims could result in us incurring significant costs to investigate and defend.  We do not carry general liability insurance that would cover any potential or actual claims.

The launch of any suit against us or any of our affiliates, successful or unsuccessful, could require us to suspend or discontinue the distribution of educational material or require us to allocate resources to investigating or defending claims.

We depend upon the acquisition and maintenance of licenses to conduct our business in China.

We are dependent upon licenses in China, including, without limitation, general business licenses, and  an education service provider license to conduct our business.  While we believe that all steps necessary to maintain these licenses have been taken and will be taken, the loss or failure to obtain renewals of these licenses will have a material adverse impact on our business and financial condition.

Our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

Many schools in China, especially those in rural areas, do not have sufficient funds to purchase textbooks, educational materials or computers to use our web-based educational portal.  In addition, provincial and local governments may not have the funds to support the implementation of a curriculum using our educational products.  Accordingly, we may not be able to sell our products and services to schools in certain areas of China until they are able to procure the necessary funding, which may inhibit our growth.

The lack of teachers trained in the use of our products may inhibit schools from using them.

In order to use our materials, products and services, appropriate teacher training is necessary. Accordingly, we are and will continue to offer training in seminars through our branch offices.  However, we may not have the necessary resources to provide training for all teachers and their needs.  Schools that do not receive training may not be able to effectively use our curriculum, materials, products and services and are unlikely to purchase them.  The failure to increase teacher training could have a material adverse impact on the growth prospects of our business.

We face competition in each of our businesses.

Many of our competitors are better capitalized, more experienced, and have deeper ties in the educational market place in China.  We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial conditions.

We face the risk that changes in the policies of the government in China could have significant impacts upon the business we may be able to conduct in China and the profitability of such business.

The economy of China is a planned economy subject to five-year and annual plans adopted by the government that set down national economic development goals.  Policies of the government can have significant effects on the economic conditions of China.  The government in China has confirmed that economic development will follow a model of market economy under socialism.  Under this direction, we believe that the government will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces.  A change in the trend towards economic liberalization may materially affect our business, prospects and financial condition.

Inflation in China could negatively affect our profitability and growth.

While the economy in China has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in our costs, it may have an adverse effect on profitability. In order to control inflation in the past, the government has imposed controls in bank credits, limits on loans for fixed assets, and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth.

An outbreak of Severe Acute Respiratory Syndrome (“SARS”) may adversely affect our results of operations.

 In March 2003, Guangdong Province of China, Hong Kong, Singapore, Taiwan and several other Asian countries encountered an outbreak of SARS, a highly contagious form of atypical pneumonia.  In the future, if any of our employees or students is suspected to have contracted SARS, under certain circumstances such employees, students and affected areas of our premises may have to be quarantined.  As a result, we may have to temporarily suspend all or part of our operations.  Furthermore, a future outbreak of SARS may negatively impact our ability to effectively market our products and services.  We cannot rule out the possibility of a future outbreak or predict the effect any such future outbreak could have on our business.

Regulation of the Internet by the government of China could affect our ability to operate in China as well as our profitability.

China regulates its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the Chinese Internet sector and the existence and enforcement of content restrictions on the Internet.  Our web-based educational portal must comply with Chinese laws and regulation.  There are, however, substantial uncertainties regarding the proper interpretation of current Chinese Internet laws and regulations.

Issues, risks and uncertainties relating to government regulation of the Internet sector in China include, without limitation, the following:

*
a prohibition of foreign investment in businesses providing value added telecommunication services including computer information services or electronic mailbox services, may be applied to Internet related businesses which would adversely affect our web-based educational portal. Some officials of the Ministry of Information have taken the position that foreign investment in the Internet sector is prohibited.

*
The Ministry of Information has stated recently that it intends to adopt new laws or regulations governing foreign investment in the Chinese Internet sector in the near future. If these new laws or regulations forbid foreign investment in the Internet sector, they could severely impair our business.

*
The Ministry of Information has stated recently that the activities of Internet content providers are also subject to regulations by various government authorities, depending on the specific activities conducted by the Internet content provider. Areas of regulation may include on-line advertising and on-line news reporting. In addition, the new laws and regulations may require various government approvals in China for securities offering by companies engaged in the Internet sector in China.

*
The interpretation and application of existing laws and regulations, the stated position of the Ministry of Information in China and the possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investment in the Internet sector, and the business activities of Internet businesses, including our business.

Accordingly, it is possible that the relevant authorities in China could, at any time, assert that any portion or all of our existing or future ownership structure and businesses violate existing or future Chinese laws and regulations. It is also possible that new laws and regulations governing the Chinese Internet sector will prohibit or restrict foreign investment in our proposed businesses and operations, affect other aspects of our proposed businesses and operations or require governmental approvals. In addition, these new laws and regulations may be retroactively applied to us.  If the relevant authorities in China find us to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation, the following:

* levying fines;

* revoking our business and other licenses;

* requiring that we restructure our ownership or operations; and

* requiring that we discontinue any portion or all of our Internet related business.

Any of these actions could have a material adverse impact on our business and financial condition.

We are subject to currency exchange rate risks and limitations on our ability to convert Chinese currency.

China's national currency, the “Yuan” or “Renminbi” (Rmb), is not a freely convertible currency. Effective January 1, 1994, the Chinese foreign exchange system underwent fundamental changes. This reform was stated to be in line with China's commitment to establish a socialist market economy and to lay the foundation for making the Rmb convertible in the future. The currency reform is designed to turn the dual exchange rate system into a unified and managed floating exchange rate system.

A China Foreign Exchange Trading Centre was formed in April, 1994 to provide an interbank foreign exchange trading market whose main function is to facilitate the matching of long and short term foreign exchange positions of the state-designated banks, and to provide clearing and settlement services. The People's Bank of China publishes the state managed exchange rate daily based on the daily average rate from the previous day's interbank trading market, after considering fluctuations in the international foreign exchange markets. Based on these floating exchange rates, the state-designated banks list their own exchange rates within permitted margins, and purchase or sell foreign exchange with their customers.

The State Administration of Foreign Exchange ("SAFE") administers foreign exchange dealings and requires that they are transacted through designated financial institutions. All Foreign Investment Enterprises ("FIEs") may buy and sell foreign currency from designated financial institutions in connection with current account transactions, including, but not limited to, profit repatriation. With respect to foreign exchange needed for capital account transactions, such as equity investments, all enterprises in China (including FIEs) are required to seek approval of the SAFE to exchange Rmb into foreign currency. When applying for approval, such enterprises will be subject to review by the SAFE as to the source and nature of the Rmb funds.  According to the 1999 Circular on Relevant Questions Concerning the Remittance of Profits, Dividends and Bonuses out of China through Designated Foreign Exchange Banks, effective from 1 October 1999, an FIE is permitted to remit profits, dividends and bonuses out of China in proportion to the amount of registered capital that has been paid up, notwithstanding that its registered capital has not been paid up pursuant to its constitutional documents.

There can be no assurance that the Rmb relative to other currencies will not be volatile or that there will be no devaluation of the Rmb against other foreign currencies, including the U.S. dollar.  We do not currently engage in currency hedging transactions.

In order for our China subsidiaries to pay dividends to the Company, a conversion of Renminbi into US dollars is required which, if we were not allowed to do by the Chinese government, would cause an interruption in our operating cash flow. Under current Chinese law, the conversion of Renminbi into foreign currency generally required government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of the Company to meet its cash needs and to pay dividends to its shareholders. Although out subsidiaries’ classification as wholly-owned foreign enterprises (“WOFE”) under Chinese law permits them to declare dividends and repatriate their funds to the Company in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to the Company would in turn prevent payments of dividends to our shareholders.

Dividends paid to the Company, as the U.S. parent company would be subject to U.S. corporate income tax.

The Company has not accrued any tax liability associated with the possible payment of dividends to the U.S. parent company. Such a tax would be an added expense appearing on our balance sheet would reduce our net income.

Lack of bank deposit insurance puts our funds at risk of loss from bank foreclosures or insolvencies.

The Company maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance. As of December 31, 2006, the Company held $1,713,424 in bank accounts in China. If a Chinese bank holding funds experienced insolvency, it may not permit us to withdraw our funds which would result in a loss of such funds and a reduction of our net assets.

We are subject to uncertainty related to the tax systems in China.

Through our subsidiaries, we conduct all our business in China.  China currently has a number of laws related to various taxes imposed by both federal and regional governmental authorities. Applicable taxes include value added tax, corporate income tax (profits tax), and payroll (social) taxes, together with others.  Laws related to these taxes have not been in force for a significant period, in contrast to more developed market economies; therefore, implementing regulations are often unclear or nonexistent.  Often, differing opinions regarding legal interpretation exist both among and within government ministries and organizations; thus, creating uncertainties and areas of conflict.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose extremely severe fines, penalties and interest charges.

We do not carry fire, theft or liability insurance.

Due to the nature of our business and assets, our management has determined not to maintain fire, theft or general liability insurance at this time. There can be no assurance that any insurance coverage will be available to us in the future to cover losses or liability should we determine to obtain such insurance.  Should any of these events occur (fire or theft), we may suffer substantial losses in the absence of insurance.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving “a penny stock.”  Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  The market price of our shares over the year ended December 31, 2006 was generally less than $1.00 per share and our shares are deemed penny stock for the purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the U. S. Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

ITEM 2. Description of Property

The Company's main office building is located at 80 Heng Shan Road, Kun Lun Shopping Mall Harbin, The People’s Republic of China 150090, which is owned by the Company and has a total area of 4,177 square feet. This space is adequate for the Company's present and their planned future operations. No other businesses operate from this office. The Company has no current plans to occupy other or additional office space.

The Company also has a building in the City of Harbin, China, for its educational training center and a building for its vocational training center.

There is no private ownership of land in China; all land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee.

ITEM 3. Legal Proceedings

The Company may become subject to legal proceedings and claims which arise in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5. Market for Common Equity and Related Security Holder Matters

General

The Company is authorized to issue 150,000,000 shares of Common Stock, $.001 par value per share. At December 31, 2006, there were 57,935,000 shares of Common Stock issued and outstanding that were held by 531 stockholders of record.

Common Stock

Holders of Common Stock are entitled to one vote for each share held on all matters voted upon by stockholders, including the election of directors. The holders of Common Stock have no preemptive rights to purchase or subscribe for any stock of the Company now or hereafter authorized or for securities convertible into such stock. All of the outstanding shares of Common Stock are fully paid and nonassessable. Upon any liquidation of the Company, the holders of Common Stock are entitled to share ratably in assets available for distribution to such stockholders. Holders of Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the Board of Directors may from time to time determine.

Shareholders are not entitled to cumulative voting rights, and accordingly, the holders of a majority of the voting power of the shares voting for the election of directors can elect the entire class of directors to be elected each year if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person as a director of such class.

Dividends

The Company has not declared or paid any dividends on its Common Stock and presently does not expect to declare or pay any such dividends in the foreseeable future. The Company has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created. Payment of dividends to our shareholders would require payment of dividends by our China subsidiaries to the Company. This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the United States. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of the Company to meet its cash needs, and to pay dividends to its shareholders. Although, our subsidiaries’ classification as wholly-owned foreign enterprises (“WOFEs”) under Chinese law permits them to declare dividends and repatriate their funds to the Company in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to the Company would in turn prevent payments of dividends to our shareholders.

Market for Common Stock

The principal market in which the common stock is traded is the NASD Electronic Bulletin Board over-the-counter market (OTC-BB) with the trading symbol CEDA. The table below presents the closing bid price for the Company's Common Stock each quarter since its initial quotation in 2004 and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from the National Quotations Bureau, L.L.C.

Market Price

When the trading price of the Company’s Common Stock is below $5.00 per share, the Common Stock is considered to be “penny stock” that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15g-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission’s standardized risk disclosure document; (b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company as reported by National Quotations Bureau, L.L.C. for the periods indicated.

The closing price of the Common Stock of the Company on March 26, 2007, was $.575 per share.

Year ended December 31, 2004	High Closing Bid Price		Low Closing Bid Price
1st Quarter	$	---	$	---
2nd Quarter		$0.10		$0.05
3rd Quarter		$1.25		$0.10
4th Quarter		$0.40		$0.23

Year ended December 31, 2005
1st Quarter		$0.55		$0.25
2nd Quarter		$0.30		$0.17
3rd Quarter		$0.36		$0.20
4th Quarter		$0.30		$0.08

Year ended December 31, 2006
1st Quarter		$0.86		$0.10
2nd Quarter		$1.00		$0.31
3rd Quarter		$0.44		$0.22
4th Quarter		$0.81		$0.28

Sales of Unregistered Securities

On September 6, 2006, the Company issued 20,000 shares of restricted common stock to Stephen A. Zrenda, Jr. for legal services in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

On March 7, 2007, the Company issued 30,000 shares of restricted common stock to Taylor Raferty Associates Inc. for public relations services in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

Registrar and Stock Transfer Agent

The registrar and stock transfer agent of the Company is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

The statements contained in this report include forward-looking statements about information of possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” or similar expressions or the negative of such words or expressions. These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company’s actual results may differ materially from those expressed in these forward-looking statements.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2006 and December 31, 2005.

Overview

China Education Alliance, Inc. (“CEDA”), formerly known as ABC Realty, Inc., is a corporation organized in the State of North Carolina. The Company’s primary business activity is online education and on-site training services. It offers high-quality educational resources, and focuses on network education, and also provides on-site training. It is operated in China through its wholly owned subsidiaries, Harbin Zhonghelida Education Technology Company Limited with the registered website domain www.edu-chn.com for its online education, and Heilongjiang Zhonghe Education Center for its on-site education and vocational training services.

The Company is dedicated to becoming the leading provider of education services in China. As an education resources provider and operator, the Company has a leading interactive business platform. It makes full use of network resources. Through the integration of the Internet and of classes, it serves to change the uneven distribution of education resources creates a better sharing of education resources across China. Meanwhile, it is promoting Chinese education by opening schools and training agencies. It has shaped its website www.edu-chn.com to become a leading functional portal website, through the enhancement of its “on-site” training business. It has become a network and physical training agency.

As a provider and operator of high-quality educational resources, the Company, based on its know-how of the educational market in China, currently provides the exam-oriented education in junior, middle, and high school as its core business. The Company has combined its network operating experience with its education resources and its integrating experience, and takes the Company’s website as a platform to carry out services like “Famed Instructors Test Paper Store” through its service charging system by way of rechargeable debit learning cards. The learners can study via online classrooms or through materials downloading for offline education. The Company also provides on-site teaching services under the “Big Classroom of the Famed Instructors” program through its state-of-the-art training center.

www.edu-chn.com is a major functional education resources portal website in China. It provides a diverse variety of resources and provides strong brand promotion for its business development. Under the website, there are four modules, eight alliances, nine platforms and eight columns of interactive entertainment columns. It provides informative education products through its updated communication tools under www.edu-chn.com. It provides multi-media resources such as college school, middle school and elementary school test papers, courseware, and video data since the 1980s, owning intellectual property rights for more than 300,000 sets of courseware and test papers. www.edu-chn.com is an enterprise-class comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. It provides online education and material for download customers by integrating “the big classroom of the famed instructors”.

Heilongjiang Zhonghe Education Center engages in the on-site training services and face-to-face tutorship under “The Big Classroom of the Famed Instructors” program and its VOD courseware resources. The useable area for the training center is about 3,400 square meters, with 17 modern classrooms that has capacity of 1,200 students. The courses cover each phase of compulsory education, and its junior middle and high school as its key parts.

The Company is also providing new services to fulfill the market needs of online vocational training services. The core business for the Company’s vocation education will be in three main areas: vocation education enrollment, vocational certification, and career development for college graduates. The Company has collaborated with the China Vocation Education Society in setting up www.360ve.com. This website is a credible site for vocational education enrollment providing customers with reliable information regarding vocation training schools and vocation training both on-line and on-site. The Pilot version of the www.360ve.com, a “high-quality vocational teaching resource supermarket”, has been recently launched. The Company leverages the existing resources of the China Vocational Education Society which has members including provincial education bureaus and more than one thousand vocational training schools across the country to carry out its fast expansion strategic cooperation with the outstanding training agencies in local area, especially in the aspects of joint enrollment, resource exchanges and on-site training agencies establishments. The Company has carried out various levels of cooperation with over one thousand professors in their respective expertise fields, more than two thousand membership schools, over three thousand school principals, over fifty thousand school teachers, as well as over one hundred news media and twenty scholarly research organizations.

The Company’s “Millions of College Students Employment Crossroad” program was developed in response to the high jobless rate for China’s current college graduates. More than 35% of the college graduates can not find a job in the year of graduation. Many of the college graduates pursue vocational training after college education. The Company’s “Millions of College Students Employment Crossroad” program is to establish a long term training program for college students to build connections with corporations and obtain educational programs prescribed by the hiring corporations.

Results of Operation

Comparison of Years Ended December 31, 2006 and December 31, 2005

Revenues increased by $5,211,741 or 167% in 2006 to $8,324,473 as compared to $3,112,732 in 2005, resulting in gross profit of $5,760,583 for 2006 as compared to gross profit of $2,095,358 in 2005. This was mainly attributable to the income generated from the training center, new programs, and advertising income. The training center was established during the third quarter of 2005, initially providing little income, and which expanded afterwards. During 2006, the Company has added several new programs for vocational studies and certification programs, which provides new sources of income. Advertising income was increased as the results of the increased awareness of the Company’s website, which resulted in more viewers coming to the Company’s website, which enables the Company to increase its advertising income.

Cost of sales increased by $1,546,516 to $2,563,890 in 2006 as compared to $1,017,374 in 2005. Cost of sales as a percentage of sales decreased by 2% to 31% for 2006 as compared to 33% for 2005. This was primarily due to the increase in sales, which results in the cost of booklets and simulation tests to increase.

Gross profit margin increased by 2% for 2006 as compared to 2005. Gross profit margins vary from product to product depending on a number of factors including: (a) cost of materials; (b) overall market demand and individual customer demand; (c) the cost of intellectual property rights; and (d) competitor pricing policies.

Selling expenses increased by $1,234,518 or 727% to $1,404,319 from $169,801 in 2005 due to the increase in agency fees associated with increased sales and advertising.

Administrative expenses increased by $1,403,916 or 1,243% to $1,516,865 in 2006 as compared to $112,949 in 2005. The increase is due primarily to an increase in salaries due to bonuses paid at year end and the overall growth of the business of the Company.

Interest expense increased by $147,355 due to the issuance of notes payable and associated warrants.

Liquidity and Capital Resources

The Company’s assets primarily consist of its operating subsidiaries, marketable properties for sales, cash and cash equivalents.

Cash and Cash Equivalents increased by 208% or $1,240,895 to $1,838,339 at December 31, 2006 as compared to $597,444 at December 31, 2005. The increase in cash and cash equivalents was mainly due to bank deposits generated from bridge loans of $1,530,000 and sales receipts during the period.

The Company’s current ratio at December 31, 2006 was 1.53. Its primary sources of funds include cash balances, revenues, the proceeds of prepayments made by customers, or the sale of common stock. Management endeavors to ensure that the funds are always available to take advantage of new investment opportunities and that they are sufficient to meet future liquidity and capital needs. Management considers current working capital and borrowing capabilities adequate to cover the Company’s planned operating and capital requirements. For future operations, management plans to raise capital through equity financing in the international capital markets.
.

Any additional funding most likely through debt financing. In general, the commitment of funds to the acquisition of plant and equipment tends to impair liquidity. However, we believe that because of the upward trend in our revenues in recent years, even if this upward trend levels off, our income from operations coupled with such additional financing should provide sufficient liquidity to meet our needs.

There are no restrictive bank deposits pledged as of December 31, 2006 and December 31, 2005. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit accounts as security.

Industry and Market Outlook

The distribution of educational resources is uneven in different areas across China, most of the excellent teachers are in the developed areas and key middle schools. Among the 15,998 high schools in China, 847 of them are considered key schools, which account for 5.29% of the total schools. Most of the excellent teachers’ resources are in the key high schools, the ratio of college entrance of key high schools is higher than 90%, but the national average of college entrance is about 55%.

Most of the high-quality resources of China’s elementary education often centralize in a few of key schools, and its scale is quite limited. Because the college entrance rate of key high schools is higher than that of the ordinary high schools, each student expects to enter the key high school where they can obtain the best teaching resources. The students who have poor performance but want to enter into the key high school must pay additional “school selecting fees”. According to the Chinese Nanfang Daily in China, the school selecting fees was more than RMB 27 billion in 2005, which is over $3 billion. There are even about 20% students entering into high school through sponsorship and school selecting fee in China. Thus it can be noted that the China elementary and secondary education is in urgent need for high-quality education resources.

On the whole, the China’s online education market is still at the preliminary stage. In 2004, the China online education market turnover reached RMB 14.4 billion, about $1.8 billion. As China becomes more information-oriented, while people become increasingly aware of the network’s function, the size of the online education market is expected to increase dramatically. iResearch, a well-known market consulting firm, forecasts the China online market turnover in 2007 will reach RMB 29.6 in billings.

According to the China Network Information Center’s statistics as of December 31, 205, the total number of internet users in China was 111 million, ranked second over the world, a increase of 17 million compared with the same period a year earlier or 18.1 higher. The students account for 35.7%, about 39.627 million (objects of exam-oriented education); company staff accounted for 29.70%, about 32,967 million (objects of profession education); the jobless accounted for 6.9%, about 7.657 million (objects of vocational educational); the China online education market has of great potential.

Quantitative and Qualitative Disclosures About Market Risks

As of December 31, 2006 and December 31, 2005, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

The Company’s balance sheet includes assets and liabilities whose fair values are subject to market risk. Market risk is the risk of loss arising from adverse changes in market prices or interest rates. Generally, the Company’s borrowing is short to medium term in nature and therefore approximate fair value. The Company currently has interest rate risk and it related to its fixed maturity mortgage participation interest. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs by closing monitoring its interest rate debt.

The Company’s equity risk as it related to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company and its subsidiaries are all located in China. There were no significant changes in exchange rates, however, unforeseen developments may cause a significant change in exchange rates. The Company is subject to commodity price risks arising from the price of construction materials.

The Company’s expansion risk is in connection with the rapid development of the Internet and growth of its users. Online learning will become one of the dominant and efficient ways of learning for students. This is the main risk for business development, considering the habits of customers and the popularization of broadband business. The management team worked out a solution by direct communicating with students in forefront, promoting the idea that training is far beyond face-to-face teaching, various ways should be occupied, such as downloading learning, online learning and other ways to attract students to use, become familiar with and rely on the internet and services, including but not limited to individual service and interactive entertainment service of www.edu-chn.com.

The Company’s competition risk lies with its education resources. As the provider of education resource, high-quality education resource are the core competitive power for education enterprises. Currently, Chinese high-quality elementary education resource is not balanced on a provincial-basis and locally focused featuring key schools. The schools that have the local education resource an open the local learning website, and have strong competitive power. The Company will duplicate the regional model in national market, with the strong internet operational capability; it will build the national leading educational service system and top brand of education service; integrate the advanced resource of local education organizations by untitled means and provide partial educational resource for the public schools. Under the principle of providing operating platform, CEDA plans to build the regional educational organizations, and reach a win-win situation with public schools, and to realize the Company’s ambition of sharing high-grade resources.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which from our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates.

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, which we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most significant accounting policies are those related to revenue recognition and accounting for stock-based compensation.

New Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company's financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Item 7. Financial Statements

Refer to pages F-1 through F-20

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For fiscal 2005, the Company changed its independent auditors from Jimmy C.H.Cheng & Co., CPA to E-Fang Accountancy Corp., & CPA.

For fiscal 2006, the Company changed its independent auditors from E-Fang Accountancy Corp., & CPA to Murrell, Hall, Mcintosh & Co., PLLP.

The Company has not had any disagreements with its independent registered accountants regarding accounting or financial disclosure matters.

Item 8.A. Controls and Procedures

The Company’s Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

Item 8.B. Other Information

None
PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with
Section 16(a) of the Exchange Act

Directors and Executive Officers.

The following persons are the directors and executive officers of the Company.

Name	Age	Position

Xiqun Yu	39	Chairman of the Board of Directors, Chief Executive Officer, President and Director
Chunqing Wang	47	Vice Chairman of the Board of Directors and Chief Financial Officer
Yuhong Yang	41	Vice President and Director
Yanzhi Liu	38	Director
Yuzhong Wu	36	Director

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Mr. Yu has over 16 years of experience in senior management with several Northern China based enterprises. He was responsible for marketing, strategic planning and designing for many of these corporations. In addition to his posts with subsidiaries of the Company in China, he is also the CEO of RETONG.COM., as well as the Chairman of Harbin Zhonghelida Technology Corporation, Heilongjiang Retong Advertising Co., Ltd. and Heilongjiang Wantong Telecommunication Project Co., Ltd. Mr. Yu is a member of the Council of China Harbin Advertising Association and is a Director of the China Internet Network Association. Mr. Yu received a degree in English from the Harbin University of Science and Technology in 1989.

Mr. Wang holds a Certificate of Senior Accountant in China. Mr. Wang has extensive experience in financial management. Prior to joining the Company, from 1986 to 1989, he served as a Financial Director for Harbin Battery Manufacturing Company. From 1989 to 1992, he was a Financial Director with Harbin Tianrun Chemical Joint-Stock Company. From 1992 to 2001, he assumed the in CFO position for Tianrun Group. Since 2001, he has been the Chief Financial Officer of the subsidiaries of the Company. Mr. Wang is a graduate in industrial accounting from the Harbin College of Economic Carde Management.

Mr. Yang was the Managing Director and Chief Editor of the Qitaihe Evening Paper September 1992 to October 1995, a Vice President with the Orient Realty Development Co., Ltd. From October 1995 to March 2000, and was the President of Harbin Runtong Group before joining the Company. He is also a member of the Council of Heilongjiang Young Enterpriser Association. Mr. Yang is a specialist in capital deployment and asset management, and is excellent in human resource cultivation. He received a Business Administration degree from the Open University of Hong Kong in 2001.

Mr. Liu is a graduate in computer science, and holds a Certificate of Senior Engineer. Mr. Liu served as a Technical Manager for the Thermodynamic Company of the Harbin Power Station Group, and as the Technical Manager for the Heilongjiang Wantong Telecom Project Company. He is a specialist in telecommunications.

Mr. Wu is a graduate in enterprise management and is a certified economist. Mr. Wu was a Marketing Manager for Harbin Kaida Wood Products Company, and later was an Administration Officer and Strategic Planning Manager for Heilongjiang Retong Advertising Co., Ltd. Mr. Wu has planned many provincial and municipal activities. Mr. Wu is a graduate of Harbin University in 1993.

Audit Committee

The Company does not have a separately designated standing audit committee. The entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The U.S. Securities and Exchange Commission has adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While the members and current directors do not meet the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 31, 2006. The Company does not believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. It is expected that such reports will be filed within 30 days.

Item 10. Executive Compensation

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended December 31, 2006 and 2005.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards(s)	Securities Underlying Options	LTIP Payouts	Other
Xiqun Yu, current Chairman of the Board	2006	$65,500	$-	$-	$-	$-	$-	$-
of Directors, Chief Executive Officer and President	2005	$1,250	$-	$-	$-	$-	$-	$-
Duanne C. Bennett, former	2006	$-	$-	$-	$-	$-	$-	$-
President and director	2005	$-	$-	$-	$-	$-	$-	$-

Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosures under the rules of the U.S. Securities and Exchange Commission.

The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, or retirement benefits.

The Company has not entered into any employment agreements with their employees, officers or directors. The Company has no standard arrangements under which the Company will compensate their directors for their services provided to them.

Committees of the Board of Directors

The Company does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors. The Board of Directors plans to establish various committees in the future.

Benefit Plans

The Company does not have any stock option plan, stock bonus plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal year ended December 31, 2006.

Director and Officer Indemnification and Limitations on Liability

Article VIII of our Bylaws limits the liability of directors, officers and employees of the Company to the fullest extent permitted by North Carolina law. Consequently, our directors and officers may not be personally liable for monetary damages regarding their duties as directors.

Section 16:21, et seq. of the North Carolina Business Corporation Act (the “Act”), as amended, provides for broad indemnification of directors, officers and employees subject to certain exceptions. A North Carolina corporation may indemnify an individual who is made a party to a proceeding if he conducted himself in good faith, and he reasonably believed that his conduct was in its best interests and that his conduct was at least not opposed to its best interests. However, a corporation can not indemnify in connection with a proceeding by or in the right of the corporation in which a director was adjudged liable to the corporation or any other proceeding charging improper personal benefit to him. Section 17:12 of the Act provides for mandatory indemnification of officers to be the same extent as a director, unless on account of his activities which were, at the time taken, known or believed by him to be clearly in conflict with the best interest of the corporation.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of December 31, 2006, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, executive officers and our officers and directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Title of Class	Name and Address	Number of Shares	Percent of Total Outstanding Shares
Common	Xiqun Yu (1) 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	30,190,411 (1)	52.1%
Common	Guilan Feng 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	4,000,000	6.9%
Common	Chunqing Wang 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	3,000.001%
Common	Yuhong Yang 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	0	0%
Common	Yanzhi Liu 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	15,000.001%
Common	Yuzhong Wu 80 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	1,017,723	1.8%
Common	Officers and Directors as a group as a group	35,226,134	60.8%
----------------------------------
(1)
Mr. Yu has pledged 7,859,598 shares of his Common Stock of the Company as collateral for loans to the Company in the aggregate amount of $1,530,000 and accrued interest in connection with his personal guaranty of such loans.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Pursuant to and at the closing of the Plan of Exchange dated September 15, 2004, which occurred on December 31, 2004, the Company issued the former ZHLD Shareholders 55,000,000 shares of common stock of the Company (including present directors and officers of the Company), or 95% of the Company’s then outstanding common stock, in exchange for all of the shares of capital stock of ZHLD. Immediately upon the closing, the Company accepted the cancellation of 11,000,000 shares of common stock from Duane Bennett, and, as a result, the Company had 2,915,000 shares of common stock issued and outstanding before the issuance of the 55,000,000 new shares of common stock.

During December 2004 in connection with the reverse merge between the Company and ZHLD, Mr. Xi Qun Yu, a director and the Chief Executive Officer and President of the Company, made a loan of $100,000 to the Company with interest at 9%. Mr. Yu has the right to convert the principal amount of the loan and accrued interest into the common stock of the Company the market price of its common stock on the date of the loan. As of December 31, 2006, the outstanding balance of the loan with accrued interest was $135,944.

 ITEM13. Exhibits

3.1
Articles of Incorporation filed December 2, 1996 in the State of North Carolina is incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of the Company (File No. 333-101167) filed on November 13, 2002

3.2
Articles of Amendment Business Corporation dated May 23, 2002 is incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of the Company (File No. 333-101167) filed on November 13, 2002

3.3
Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005

3.4	ByLaws of the Company are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of the Company filed on February 7, 2003 (File No. 333-101167)

10.1
Stock Transaction Agreement between and among the Company and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 10-KSB filed on April 17, 2006 is hereby incorporated herein by reference to Exhibit 10-1 to the Form 10-SB Registration Statement of the Company filed on June 30, 2006.

10.2
Organization Constitution of Heilongjiang Zhonge Education Training Center dated June 15, 205, a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.4 filed with the Company’s Form 10-KSB filed on April 17, 2006 is incorporated herein by reference to Exhibit 10.2 to the Form 10-SB Registration Statement of the Company filed on June 30, 2006.

10.3
Business licenses of Harbin Zhonghelinda Educational Technology Company Limited, a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.5 filed with the Company’s Form 10-KSB filed on April 17, 206 is hereby incorporated herein by reference to Exhibit 10.3 to the Form 10-SB Registration Statement of the Company filed on June 30, 2006.

10.4
Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd. is incorporated herein by reference to Exhibit 10.4 to the Form 10-SB Registration Statement of the Company filed on June 30, 2006.

10.5
Employment contract with Liansheng Zhang effective February 21, 2006 is incorporated herein by reference to Exhibit 10.7 filed with the Company’s Form 10-KSB filed on April 17, 2006 is hereby incorporated herein by reference to Exhibit 10.5 to the Form 10-SB Registration Statement of the Company filed on June 30, 2006.

10.6
Consulting Agreement with Conceptual Management Limited dated March 20, 2006 is incorporated herein by reference to Exhibit 10.8 filed with the Company’s Form 10-KSB filed on April 17, 2006 is hereby incorporated herein by reference to Exhibit 10.6 to the Form 10-SB Registration Statement of the Company filed on June 30, 2006.

10.7	Form of Promissory Note dated September 29, 2006, by the Registrant is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Registrant on November 2, 2006.

10.8
Stock Pledge Agreement dated September 29, 2006, between Xinqun Yu and the Agent is hereby incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of the Registrant filed on November 2, 2006.

10.9
Guarantee Agreement dated as of September 29, 2006, among Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si, Heilongjiang Zhonghe Education Training Center, Harbin Zhonghelida Educational Technology Company Limited, Xinqun Yu, and the Agent is hereby incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of the Registrant filed on November 2, 2006.

10.10
Investor Relations Agreement dated November 1, 2006, with Taylor Rafferty Associates, Inc. is incorporated herein by reference to Exhibit 10.3 to the Form 10-QSB quarterly report of the Company for the period ended June 30, 2006

10.11	Purchase Contract dated December 28, 2006, to purchase assets of Harbin Nangang Compass Computer Training School.

16.	Letter on change in certifying accountant is incorporated hereby by reference to the Form 8-K current report of the Company dated January 4, 2007.

21.	Subsidiaries

23.1	Consent of registered certifying accounting firm - Murrell, Hall, McIntosh & Co., PLLP

23.2	Consent of registered accounting firm - eFang Accountancy & Co., CPA

31.1	Certification of Xiqun Yu

31.2	Certification of Chunqing Wang

32	Certification of Xiqun Yu and Chunqing Wang

ITEM 14. Principal Accountant Fees and Services

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

E-Fang Accountancy Corp., & CPA
December 31, 2005	$30,000	-0-	-0-	-0-
December 31, 2006	-0-	-0-	-0-	-0-

Murrell, Hall, McIntosh & Co., PLLP
December 31, 2005	-0-	-0-	-0-	-0-
December 31, 2006	$20,000	-0-	-0-	-0-

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of the scope and cost of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by its independent registered public accountants were pre-approved by the Board of Directors of the Company.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of China Education Alliance, Inc. as of December 31, 2006 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of China Education Alliance, Inc. as of December 31, 2005, were audited by other auditors whose report dated March 28, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Education Alliance, Inc. as of December 31, 2006 and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

March 16, 2007
Oklahoma City, Oklahoma

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

ASSETS

Current Assets
Cash and cash equivalents	$1,838,339
Other receivables	54,723
Prepaid expenses	1,321,448
Total current assets	3,214,510

Property and equipment, net	5,329,798

Franchise rights	689,642
Goodwill	43,696

$9,277,646

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$211,149
Deferred revenues	309,366
Loan from shareholder	135,944
Notes payable, net of loan discount of $81,563	1,448,437
Total current liabilities	2,104,896

Minority interest	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-
Common stock ($0.001 par value, 150,000,000 shares authorized,
57,935,000 issued and outstanding)	57,935
Additional paid-in capital	2,618,857
Accumulated other comprehensive income	277,833
Retained earnings	4,218,125
Total stockholders' equity	7,172,750

$9,277,646

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues
Online education revenues	$6,620,519	$2,424,173
Training center revenues	1,703,954	688,559
Total revenue	8,324,473	3,112,732

Cost of Goods Sold
Online education costs	1,766,442	727,344
Training center costs	797,448	290,030
Total cost of goods sold	2,563,890	1,017,374

Gross Profit	5,760,583	2,095,358

Operating Expenses
Selling expenses	1,404,319	169,801
Administrative	1,516,865	112,949
Depreciation and amortization	123,610	134,293
Total operating expenses	3,044,794	417,043

Other Income (Expense)
Other income	-	26,869
Interest income	12,530	1,559
Other expense	-	(1,229)
Interest expense	(147,355)	-
Total other income (expense)	(134,825)	27,199

Net Income Before Provision for Income Tax	2,580,964	1,705,514

Provision for Income Taxes
Current	-	2,328
Deferred	-	-
	-	2,328

Net Income Before Minority Interest	2,580,964	1,703,186

Minority Interest in loss of subsidary	43,696	-

Net Income	$2,624,660	$1,703,186

Basic and Diluted Earnings Per Share	$0.05	$0.03

Basic and Diluted Weighted Average Shares Outstanding	57,921,356	57,915,000

The Components of Other Comprehensive Income
Net Income	$2,624,660	$1,703,186
Foreign currency translation adjustment	258,766	19,067

Comprehensive Income	$2,883,426	$1,722,253

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock				Accumulated
	Number		Additional	Retained	Other	Total
	of	Par	Paid-In	Earnings	Comprehensive	Stockholders'
	Shares	Value	Capital	(Deficit)	Income	Equity

Balance at December 31, 2004	57,915,000	$57,915	$2,407,969	$(109,721)	$-	$2,356,163

Foreign currency translation adjustment	-	-	-	-	19,067	19,067

Net income for the year ended
December 31, 2005	-	-	-	1,703,186	-	1,703,186

Balance at December 31, 2005	57,915,000	57,915	2,407,969	1,593,465	19,067	4,078,416

Common stock issued for services	20,000	20	6,980	-	-	7,000

Warrants issued for loan discount			203,908			203,908

Foreign currency translation adjustment	-	-	-	-	258,766	258,766

Net income for the year ended
December 31, 2006	-	-	-	2,624,660	-	2,624,660

Balance at December 31, 2006	57,935,000	$57,935	$2,618,857	$4,218,125	$277,833	$7,172,750

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net Income	$2,624,660	$1,703,186
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	334,974	214,449
Amortization of loan discount	122,345	-
Minority interest in loss of subsidary	(43,696)	-
Stock issued for services	7,000	-
Net change in assets and liabilities
Other receivables	(46,460)	(8,263)
Prepaid expenses and other	(1,252,749)	(57,535)
Accounts payable and accrued liabilities	103,616	81,893
Advances by customers	12,241	297,125

Net cash provided by operating activities	1,861,931	2,230,855

Cash flows from investing activities
Purchases of fixed assets	(1,738,159)	(1,765,982)
Acquisition of franchise rights	(689,642)	-

Net cash (used in) investing activities	(2,427,801)	(1,765,982)

Cash flows from financing activities
Proceeds from loan from shareholder	17,999	23,763
Proceeds from notes payable	1,530,000	-

Net cash provided by financing activities	1,547,999	23,763

Effect of exchange rate	258,766	19,067

Net increase in cash	1,240,895	507,703

Cash and cash equivalents at beginning of year	597,444	89,741

Cash and cash equivalents at end of year	$1,838,339	$597,444

Supplemental disclosure of cash flow information

Interest paid	$25,010	$-
Taxes paid	$-	$-
Value of warrants issued in connection with
debt issuance	$203,908	-

The accompanying notes are an integral part of these financial statements.

1.	Description of Business

Nature of Organization - China Education Alliance, Inc. (the “Company”), formerly known as ABC Realty Co., was originally organized under the laws of the State of North Carolina on December 2, 1996. The main function for ABC Realty was to engage in residential real estate transactions as a broker or agent. On September 15, 2004, ABC Realty was reorganized pursuant to the Plan of Exchange to acquire Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation formed on August 9, 2004 in the City of Harbin of Heilongjiang Province, The People’s Republic of China, with an authorized capital of $60,386 (RMB500,000).

On September 15, 2004, ABC Realty Co. executed a Plan of Exchange with ZHLD, and Duane C. Bennett, Chairman of ABC Realty Co., pursuant to which ZHLD exchanged all of its registered capital of $60,386 for 55,000,000 shares, or approximately 95% of the common stock. On November 17, 2004, ABC Realty Co. changed its name to China Education Alliance, Inc. On December 13, 2004, China Education Alliance, Inc. consummated the Plan of Exchange with ZHLD. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a recapitalization of ZHLD.

ZHLD is a technology company engaged in the online education industry in China. Its mission is to promote the distance learning development in China, to improve the efficiency and effectiveness of elementary education, higher education, vocational education, skill education, continuing education, and professional training programs, and to integrate with the international education system.

Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in The People’s Republic of China on July 8, 2005 with a registered capital of $60,386 and is the wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZHTC with 1% held in trust by Xi Qun Yu for the benefit of China Education Alliance, Inc..

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd (“BHYHZ”). BHYHZ was formed on September 30, 2006. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. In consolidation, the 30% of BHYHZ’s gave to The Vocational Education Guidance Center of China was treated as goodwill in consolidation.

The Company’s online education business has established positions in several segments, including supplemental education and test preparation for grades kindergarten through high school.

The Company’s products include on-line test preparation materials, teachers’ materials, study guides and audio recordings of popular classes. It is a full range professional education resource service provider. The business scope includes distance learning technology, education resource development, education project planning and promoting, teaching platform, and class development and schedules, education information, and technical service. The products cover all education ranges, including pre-school education, elementary and middle school education, vocational education, continuing education, enterprise training program, intelligence authentication, agricultural labor education, education for the disabled, first time employment education, re-employment education, study abroad, and education for seniors.

2.	Basis of Preparation of Financial Statements

ZHLD, Zhonghe Education Training Center and Beijing Hua Yu Hui Zhong Technology Developments Co., Ltd. maintains its books and accounting records in Renminbi (“RMB”).

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see paragraph “Foreign Currency” below).

The accompanying financial statements differ from the financial statements used for statutory purposes in PRC in that they reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with US GAAP. The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, ZHLD, Zhonghe Education Training Center and Beijing Hua Yu Hui Zhong Technology Developments Co., Ltd. All inter-company transactions and balances were eliminated. Minority interest in the net assets and earnings or losses of BHYHZ are reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Cumulative losses applicable to minority interest that exceed the minority’s interest in the subsidiary’s capital, the losses in excess of the minority’s interest in the subsidiaries capital are charged against the majority interest. Subsequent profits earned by a subsidiary under such circumstances that are applicable to the minority interests should be allocated to the majority interest to the extent minority losses have been previously absorbed. For the year ended December 31, 2006, the Company was allocated $285,626 of minority interest losses in BHYHZ.

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

Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock warrant valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in The Peoples Republic of China and is not protected by FDIC insurance or any other similar insurance.

Property and equipment - Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets after taking into account a 5% residual value for both financial and income tax reporting purposes as follows:

Buildings	20 years
Communication Equipment	10 years
Motor vehicles	5 years
Furniture, Fixtures, and Equipment	5 years

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

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss is recorded in the Statements of Operations.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2006

Intangible Assets - Intangible assets consist of franchise rights acquired by the Company and are amortized over the lives of the rights agreements, which is five years. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2006.

Foreign Currency - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within shareholders’ equity.

Income recognition - Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon customers download prepaid study materials.

Prepaid debit cards allow our subscribers to purchase a predetermined monetary amount of download materials posted on our website. The Company’s new system is able to track usage of the debit card once the end user uses the debit cards for its service.

Prepaid service contracts are amortized to income on a straight line basis over the length of the service contract. These service contracts allow the user to have unlimited access to study materials for a designed period of time.

At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenues are recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenues when the prepaid debit card has expired.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable

Prepayments Account - Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video and prepaid advertising. At December 31, 2006, prepayments to teachers to provide online materials totaled $872,941, prepayment of rent expense totaled $299,057, and prepaid advertising totaled $149,450.

Goodwill - In connection with the organization of BHYHZ the Company gave an unrelated governmental entity a 30% ownership in interest in the contributed capital of BHYHZ. In consolidation, this transfer of ownership reflected as goodwill on the consolidated financial statements. At December 31, 2006, goodwill incurred in connection with this transaction was $43,696.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and prepaid service contract payments received.

Advertising - The Company expensed advertising costs the first time the respective advertising took place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for years ended December 31, 2006 and 2005 were $468,825 and $140,445, respectively.

Taxation - Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, , income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a “Wholly Foreign Owned Enterprise”. This exemption will end on April 8, 2007, at which time ZHLD will qualify under the current tax structure for a 50% reductions in the statutory enterprise income tax rates for an additional three years.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Related companies - A related company is a company in which a director or an officer has beneficial interests in and in which the Company has significant influence.

Retirement benefit costs - According to The People’s Republic of China regulations on pensions, the Company contributes to a defined contribution retirement program organized by the municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the program. Contributions to the program are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this program.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of December 31, 2006 because of the relatively short-term maturity of these instruments.

Reclassifications - Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent accounting pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees . Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon The Company’s adoption of SFAS No. 123(R) as the Company had not outstanding share awards as of the date of adoption and has not issued any share based awards during 2006.

Prior to adopting SFAS No. 123(R), The Company accounted for its fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had the Company elected the fair value provisions of SFAS No. 123(R), The Company’s 2005 net earnings and net earnings per share would not have differed from the amounts actually reported as no share-based payments were made during this period.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company does not expect its implementation to be material to our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

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

For the years ended December 31, 2006 and 2005, no single customer accounted for 10% or more of sales revenues.

As of December 31, 2006 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

Payments of dividends may be subject to some restrictions and the following are condensed parent company only financial statements for period ended December 31, 2006.

CHINA EDUCATION ALLICANCE, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
AS OF DECEMBER 31, 2006

Current assets:
Cash	$124,915

Total current assets	124,915

Investment in subsidiaries, reported on equity method	8,755,908

Total assets	$8,880,823

Current liabilities:
Accounts payable and accrued expenses	$28,649
Loans from shareholder	230,987
Notes payable, net of discount of $81,563	1,448,437

Total current liabilities	1,708,073

Stockholders' equity:

Preferred stock $.001 par value; 5,000,000 shares
authorized, none issued and outstanding
Common stock, $.001 par value; 150,000,000 shares
authorized; 57,935,000 shares issued and outstanding
December 31, 2006	57,935
Additional paid-in capital	2,618,857
Retained earnings	4,218,125
Accumulated other comprehensive income	277,833
Total stockholders' equity	7,172,750
Total liabilities and stockholders' equity	$8,880,823

CHINA EDUCATION ALLICANCE, INC.
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

SALES	$--
OPERATING AND ADMINISTRATIVE
EXPENSES:
General and administrative expenses	173,970

Income from operations	(173,970)

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated
subsidiaries	2,623,556
Interest and finance costs	(147,355)

2,476,201

INCOME BEFORE INCOME TAXES	2,302,231

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	--

NET INCOME	$2,302,231

CHINA EDUCATION ALLICANCE, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,302,231
Adjustments to reconcile net income to operating activities -
--
Less: Equity in earnings of unconsolidated subsidiaries	(2,623,556)
Compensation expense for stock issued	7,000
Changes in assets and liabilites:
Increase (decrease) in -
Accounts payable and accrued expenses	28,649
Net cash (used in) operating activities	(285,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances from subsidiary	222,978
Investment in subsidiary	(1,360,386)

Net cash (used in) investing activities	(1,137,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	17,999
Loan proceeds	1,530,000

Net cash provided by financing activities	1,547,999

Effect of exchange rate change on cash and cash equivalents	--

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	124,915

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	--

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,915

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$25,010
Income taxes paid	$--
Value of warrants issued in connection with
Debt issuance	$203,908

China Education Alliance, Inc.
Notes to Condensed Parent Company Only Financial Statements

Note 1 - These condensed parent company only financial statements should be read in connection with the consolidated financial statements and notes thereto.

Note 2 - Notes Payable

On September 29, 2006 the Company consummated a bridge financing pursuant to which the Company issued $1,530,000 aggregate principal amount of secured promissory notes and warrants to acquire 3,060,000 shares of the Company’s common stock for an exercise price per share of $0.50.

Each Note accrues interest at the rate of 6% per annum from September 29, 2006 to March 29, 2007, with interest payable each month commencing from November 1, 2006 and terminating on March 1, 2007, as well as March 29, 2007, which is the maturity date for each Note.

The warrants issued were valued at $203,908 and was treated as a loan discount. The discount is being amortized to interest expense over the life of the notes payable. Loan discount amortized to interest expense for the year ended December 31, 2006 was $122,345.

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

5.	Cash and Cash Equivalents

As of December 31, 2006, Cash and cash equivalents consist of the following:

Cash and Cash Equivalents
Cash on Hand	$1,027
Bank Deposits	1,837,312
Total Cash and Cash Equivalents	$1,838,339

6.	Property and Equipment

As of December 31, 2006, Property and Equipment consist of the following:

Property and Equipment
Buildings	$2,855,133
Transportation vehicles	131,722
Communication equipment and software	1,289,176
Furniture and fixtures	1,651,944
Total Property and Equipment	5,927,975
Less: Accumulated Depreciation	(598,177)
Property and Equipment, Net	$5,329,798

For the years ended December 31, 2006 and 2005 depreciation expense totaled $334,974 and $214,449 respectively. For the years ended December 31, 2006 and 2005, depreciation expense totaling $211,364 and $80,156 were included in cost of goods sold, respectively.

As of December 31, 2006 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

7.	Goodwill

The Company through its subsidiary ZHLD owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd (“BHYHZ”). At the time of the formation of BHYHZ the Company made a 30% minority interest contribution of the initial capital of BHYHZ on behalf of the minority interest. This contribution has been reflected as $43,696 of goodwill at December 31, 2006

8.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represents deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching video clips. The Company values the sales based on the actual occurrence of customer download. Therefore, from the time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues to the Company. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent customer prepayments for the service provided by the Company of teaching and educating the customers for their specific need at their desired education level. There are various levels available for the customers to choose the best one that fits their individual needs. During the period, a great portion of advances were consumed and recognized as income, due to occurrences of several state-wide entrance exams for junior middle schools, high schools, and universities. During the period, more advances were paid by customers for the summer classes at the time of registration. As of December 31, 2006, the Company has $309,366 on subscriber prepayments and prepaid instruction fees.

9.	Notes Payable

On September 29, 2006 the Company consummated a bridge financing pursuant to which the Company issued $1,530,000 aggregate principal amount of secured promissory notes and warrants to acquire 3,060,000 shares of common stock of the Company for an exercise price per share of $ 0.50.

Each Note accrues interest at the rate of 6% per annum from September 29, 2006 to March 29, 2007, with interest payable each month commencing from November 1, 2006 and terminating on March 1, 2007, as well as March 29, 2007, which is the maturity date for each Note.

The warrants issued were valued at $203,908 and was treated as a loan discount. The discount is being amortized to interest expense over the life of the notes payable. Loan discount amortized to interest expense in for the year ended December 31, 2006 was $122,345.

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

10.	Income Taxes

On September 15, 2004, China Education Alliance executed a Plan of Exchange with Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation organized and existing under the laws of People’s Republic of China. ZHLD applied to be as a foreign invested company right after the merger, which business license has been approved as a foreign invested company on April 8, 2005. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. ZHLD is a Company under the category of all three. Therefore the Company receives this income tax exemption policy from April 8, 2005 the date approval as a foreign invested company was received. The Company received a 100% tax holiday as of December 31, 2006. On April 8, 2007 the Company’s tax exemption will be reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Year Ended December 31,
	2006	2005
Computed tax at the federal statutory rate of 34%	$892,384	$579,875
Less adjustment to EIT statutory rate of 15%	(498,685)	(324,048)

Benefit of tax holiday	(393,699)	(253,499)

Income tax expense per books	$-	$2,328

The tax holiday resulted in tax savings as follows:

	Year Ended December 31,
	2006	2005
Tax savings	$393,699	$253,499

Benefit per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 is as follows:

Deferred tax assets
Benefit from U.S net operating loss carryforward	$197,000
Less valuation allowance	$(197,000)
Net deferred tax asset	$(0)

The Company has a U.S net operating loss carryforward of approximately $495,000 as of December 31, 2006 which will begin expiring in 2025. Certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005.

11.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 8% that was contributed by individuals (employees) and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the fiscal year ended December 31, 2006, the Company contributed $28,344 in pension contributions.

12.	Loans from Shareholder

In connection with ABC Realty Merger (see Note 1), the shareholder, Xiqun Yu loaned the Company $100,000 at a 9% interest rate originally signed in December 2004. Annual amount of interest is payable together with principal. The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of December 31, 2006 is $135,944. The loan from shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan.

13.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

For the year ended December 31, 2006, dilutive shares do not include outstanding warrants to purchase 3,060,000 shares of common stock at an exercise price of $0.50 because the warrant’s exercise price was greater than the average market price for the common stock and their effect would have been antidilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2006:
Net income	$2,624,660

Basic EPS income available to common shareholders	$2,624,660	57,921,356	$0.05

Effect of dilutive securities:
None	--	--

Diluted EPS income available to common shareholders	$2,624,660	57,921,356	$0.05

For the year ended December 31, 2005:
Net income	$1,703,186

Basic EPS income available to common shareholders	$1,703,186	57,915,000	$0.03

Effect of dilutive securities:
None	--	--

Diluted EPS income available to common shareholders	$1,703,186	57,915,000	$0.03

14.	Commitments and Contingencies

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

The Company and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on the Company’s financial condition and operations.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Total scheduled future minimum lease payments, under these operating leases are as follows:

	Payment Due by Period

	Total	2007	2008	2009	2010	Thereafter
Operating leases	$322,251	$117,647	$102,302	$102,302	$-	$-

15.	Common Stock

On September 9, 2006 the Company issued 20,000 shares of the Company’s common stock valued at $7,000 for services.

16.	Asset acquisition

Pursuant to an asset acquisition agreement dated December 28, 2006, the Company acquired certain fixed assets and franchise rights for a total cash consideration of $1,010,230, (7,900,000 RMB). The franchise rights had a value of $689,642, which will be amortized over the five year term of these rights.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC. (Registrant)

Date: March 28, 2007	By:	/s/ Yu Xiqun
Yu Xiqun President and Chief Executive Officer