Form 10QSB
period 2007-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2007-05-16
CIK 1203900

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 333-101167

China Education Alliance, Inc.
(Exact name of small business issuer as
specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Heng Shan Rd. Kun Lun Shopping Mall
Harbin, P.R. China 150090
(Address of principal executive offices)

1-86-451-8233-5794
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 57,965,000 shares as of May 11, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA EDUCATION ALLIANCE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$3,618,217
Other receivables	517
Prepaid expenses	892,221
Total current assets	4,510,955

Property and equipment, net	5,014,884

Franchise rights	877,422
Goodwill	43,696

$10,446,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$287,727
Deferred revenues	204,599
Loan from shareholder	134,992
Notes payable	1,530,000
Total current liabilities	2,157,318

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-
Common stock ($0.001 par value, 150,000,000 shares authorized,
57,965,000 issued and outstanding)	57,965
Additional paid-in capital	2,642,603
Accumulated other comprehensive income	368,033
Retained earnings	5,221,038
Total stockholders' equity	8,289,639

$10,446,957

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenues
Online education revenues	$2,626,668	$1,347,403
Training center revenues	459,559	0
Total revenue	3,086,227	1,347,403

Cost of Goods Sold
Online education costs	667,747	493,751
Training center costs	218,564	-
Total cost of goods sold	886,311	493,751

Gross Profit	2,199,916	853,652

Operating Expenses
Selling expenses	750,438	89,023
Administrative	157,663	29,595
Depreciation and amortization	106,125	55,978
Total operating expenses	1,014,226	174,596

Other Income (Expense)
Interest income	5,627	896
Interest expense	(104,497)	-
Total other income (expense)	(98,870)	896

Net Income Before Provision for Income Tax	1,086,820	679,952

Provision for Income Taxes
Current	83,907	-
Deferred	-	-
	83,907	-

Net Income	$1,002,913	$679,952

Basic Earnings Per Share	$0.02	$0.01

Basic Weighted Average Shares Outstanding	57,943,000	55,364,375

Diluted Earnings Per Share	$0.02	$0.01

Diluted Weighted Average Shares Outstanding	60,570,972	55,364,375

The Components of Other Comprehensive Income
Net Income	$1,002,913	$679,952
Foreign currency translation adjustment	258,766	19,067

Comprehensive Income	$1,261,679	$699,019

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net Income	$1,002,913	$679,952
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	153,120	81,128
Amortization of loan discount	81,563	-
Stock issued for services	15,900	-
Warrants issued for services	7,876	-
Net change in assets and liabilities
Inventories		(2,269)
Other receivables	54,206	(52)
Prepaid expenses and other	429,227	(45,506)
Accounts payable and accrued liabilities	76,578	(46,218)
Advances by customers	(104,767)	236,153

Net cash provided by operating activities	1,716,616	903,188

Cash flows from investing activities
Purchases of fixed assets	(25,986)	(63,552)

Net cash (used in) investing activities	(25,986)	(63,552)

Cash flows from financing activities
Proceeds (payments) from loan from shareholder, net	(952)	40,346
Proceeds from notes payable	-	-

Net cash provided by financing activities	(952)	40,346

Effect of exchange rate	90,200	69,233

Net increase in cash	1,779,878	949,215

Cash and cash equivalents at beginning of year	1,838,339	597,444

Cash and cash equivalents at end of year	$3,618,217	$1,546,659

Supplemental disclosure of cash flow information

Interest paid	$25,010	$-
Taxes paid	$-	$-
Stock issued for services	$15,900	$-
Value of warrants issued for services	$7,876	$-

1.	Description of Business

Nature of organization - China Education Alliance, Inc. (the “Company” or “CEDA”), formerly known as ABC Realty Co., was originally organized under the laws of the State of North Carolina on December 2, 1996. The initial purpose of ABC Realty was to engage in residential real estate transactions as a broker or agent. On September 15, 2004, ABC Realty was reorganized pursuant to the Plan of Exchange to acquire Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation formed on August 9, 2004 in the City of Harbin of Heilongjiang Province, The People’s Republic of China, with an authorized capital of $60,386 (RMB500,000).

On September 15, 2004, ABC Realty Co. executed a Plan of Exchange with ZHLD, and Duane C. Bennett, Chairman of ABC Realty Co., pursuant to which ZHLD exchanged all of its registered capital of $60,386 for 55,000,000 shares, or approximately 95% of the common stock of the Company. On November 17, 2004, ABC Realty Co. changed its name to China Education Alliance, Inc. On December 13, 2004, China Education Alliance, Inc. consummated the Plan of Exchange with ZHLD. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a recapitalization of ZHLD.

ZHLD is a technology company engaged in the online education industry in China. Its mission is to promote distance learning development in China, to improve the efficiency and effectiveness of elementary education, higher education, vocational education, skill education, continuing education, and professional training programs, and to integrate with the international education system.

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

The Company’s products include on-line test preparation materials, teachers’ materials, study guides and audio recordings of popular classes. It is a full range professional education resource service provider. The business scope includes distance learning technology, education resource development, education project planning and promoting, teaching platform, and class development and schedules, education information, and technical service. The products cover all education ranges, including pre-school education, elementary and middle school education, vocational education, continuing education, enterprise training program, intelligence authentication, agricultural labor education, education for the disabled, first time employment education, re-employment education, study abroad, education for seniors.

2.	Basis of Preparation of Financial Statements

ZHLD, Zhonghe Education Training Center and Beijing Hua Yu Hui Zhong Technology Developments Co., Ltd. maintain their books and accounting records in Renminbi (“RMB”).

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Use of estimates - The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at March 31, 2007.

Intangible Assets - Intangible assets consist of franchise rights acquired by the Company and are amortized over the lives of the rights agreements, which is five years. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2006 or the three months ended March 31, 2007.

Foreign Currency - The Company’s principal country of operations is The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

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

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable

Prepayments Account - Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video and prepaid advertising. At March 31, 2007, prepayments to teachers to provide online materials totaled $637,600, prepayment of rent expense totaled $169,200, and others $64,700.

Goodwill - In connection with the organization of BHYHZ the Company gave an unrelated governmental entity a 30% ownership in interest in the contributed capital of BHYHZ. In consolidation, this transfer of ownership is reflected as goodwill on the consolidated financial statements. At March 31, 2007, goodwill incurred in connection with this transaction was $43,696.

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

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and prepaid service contracts payments received.

Advertising - The Company expensed advertising costs the first time the respective advertising took place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for three months ended March 31, 2007 and 2006 were $145,600 and $0, respectively.

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

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, , income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a “Wholly Foreign Owned Enterprise”. This exemption will end on April 8, 2007, at which time ZHLD will qualify under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years.

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

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of March 31 2007, because of the relatively short-term maturity of these instruments.

Reclassifications - Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. This standard was effective January 1, 2007 and its adoption did not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. This standard was effective January 1, 2007 and its adoption did not have a material impact on our financial statements.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

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

For the three months ended March 31, 2007 and 2006, no single customer accounted for 10% or more of sales revenues.

As of March 31, 2007 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

5.	Cash and Cash Equivalents

As of March 31, 2007, Cash and cash equivalents consist of the following:

Cash and Cash Equivalents
Cash on Hand	$1,412
Bank Deposits	3,616,805
Total Cash and Cash Equivalents	$3,618,217

6.	Property and Equipment

As of March 31, 2007, Property and Equipment consist of the following:

Property and Equipment
Buildings	$2,883,721
Transportation vehicles	133,040
Communication equipment and software	1,771,686
Furniture and fixtures	972,030
Total Property and Equipment	5,760,477
Less: Accumulated Depreciation	(745,592)
Property and Equipment, Net	$5,014,884

For the three months ended March 31, 2007 and 2006 depreciation expenses totaled $153,120 and $81,128 respectively. For the three months ended March 31, 2007 and 2006, depreciation expenses totaling $46,995 and $25,150 were included in cost of goods sold, respectively.

As of March 31, 2007 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

7.	Goodwill

The Company through its subsidiary ZHLD owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd (“BHYHZ”). At the time of the formation of BHYHZ the Company made a 30% minority interest contribution of the initial capital of BHYHZ on behalf of the minority interest. This contribution has been reflected as $43,696 of goodwill at March 31, 2007.

8.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represents deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching video clips. The Company values the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues to the Company. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent customer prepayments for the service provided by the Company of teaching and educating the customers for their specific need at their desired education level. There are various levels existed for the customers to choose the best one that fits their individual needs. During the period, a great portion of advances were consumed and recognized as income, due to occurrences of several state-wide entrance exams for junior middle schools, high schools, and universities. During the period, more advances were paid by customers for the summer classes at the time of registration. As of March 31, 2007, the Company has $204,599 on subscriber prepayment and prepayments instruction fees.

9.	Notes Payable

On September 29, 2006 the Company consummated a bridge financing pursuant to which the Company issued $1,530,000 aggregate principal amount of secured promissory notes and warrants to acquire 1,530,000 shares of common stock of the Company for an exercise price per share of $ 0.50.

Each Note accrues interest at the rate of 6% per annum from September 29, 2006 to March 29, 2007, with interest payable each month commencing from November 1, 2006 and terminating on March 1, 2007, as well as March 29, 2007, which is the maturity date for each Note. This note was paid in full subsequent to March 31, 2007.

The warrants issued were valued at $203,908 and were treated as a loan discount. The discount is being amortized to interest expense over the life of the notes payable. Loan discount amortized to interest expense for the three months ended March 31, 2007 was $81,563.

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

On September 15, 2004, China Education Alliance executed a Plan of Exchange with Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation organized and existing under the laws of People’s Republic of China. ZHLD applied to be a foreign invested company right after the merger, which business license has been approved as a foreign invested company on April 8, 2005. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. ZHLD is a company under the category of all three. Therefore the Company enjoys this income tax exemption policy from April 8, 2005 the date of approval as a foreign invested company. The formal documents about income tax exemption in advance issued on December 26, 2005. The Company received a 100% tax holiday as of December 31, 2006. On April 8, 2007 the Company’s tax exemption will be reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

The tax holiday resulted in tax savings as follows:

	Three Months Ended March 31,
	2007	2006

Tax savings	$81,512	$101,993

Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The Company has a U.S net operating loss carryforward of approximately $495,000 as of December 31, 2006 which will begin expiring in 2025. Certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of March 31. 2007.

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

In connection with ABC Realty Merger (see Note 1), the shareholder, Xiqun Yu loaned the Company $100,000 at a 9% interest rate originally signed in December 2004. Annual amount of interest is payable together with principal. The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of March 31, 2007 is $134,992. The loan from shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan.

13.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

For the three months ended March 31, 2007, dilutive shares include outstanding warrants to purchase 3,060,000 shares of common stock at an exercise price of $0.50 and warrants to purchase 150,000 shares of common stock at an exercise price of $0.43.

The following reconciles the components of the EPS computation:

	( Income Numerator)	Shares (Denominator)	Per Share Amount

For the three months ended March 31, 2007:
Net income	$1,002,913

Basic EPS income available to common shareholders	$1,002,913	57,943,000	$0.02

Effect of dilutive securities:
Warrants	—	2,627,972

Diluted EPS income available to common shareholders	$1,002,913	60,570,972	$0.02

For the three mnths ended March 31, 2006:
Net income	$679,952

Basic EPS income available to common shareholders	$679,952	55,364,375	$0.01

Effect of dilutive securities:
None	—	—

Diluted EPS income available to common shareholders	$679,952	55,364,375	$0.01

14.	Commitments and Contingencies

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

15.	Common Stock

On March 7, 2007, the Company issued 30,000 shares of the Company’s common stock valued at $15,900 for services.

16.	Subsequent Events

On May 8, 2007 the Company raised an additional $2,400,000 in funds through the issuance of convertible debt. A portion of these proceeds was used to pay the bridge note financing described in Note 9 above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2007 and 2006.

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

China Education Alliance, Inc. is dedicated to developing IT education industry and offer network solution for the education course of China. As an excellent education resources provider and operator, CEDA has a leading interactive business platform. It made full use of the network resources, and broke through the time and space limits of the traditional teaching methods and the face-to-face constraints on high-quality resources. Through the physical integrations and successful case spreading, it serves to change the uneven education resources distribution and create a better sharing of education resources across China. Meanwhile, it is promoting the Chinese education by opening schools and training agencies. It has shaped www.edu-chn.com to become a leading functional portal website, through the enforcement of the “on-site” training business. It has become a network and physical training agency.

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

www.edu-chn.com is a major functional education resources portal website in China. It provides plenty of client resources and strong brand promotion for business developing. Under the website, there are four modules, eight alliances, nine platforms and eight columns of interactive entertainment columns. It provides informative education products through the updated communication tools under www.edu-chn.com. It provides multi-media resources such as college school, middle school and elementary school test papers, courseware, and video data since 1980s, owning intellectual property rights for more than 300,000 sets of courseware and test papers. www.edu-chn.com is a major enterprise-class comprehensive education network platform which is based on the network video technology and the large data sources of elementary education resources. It provides online education and material download for customers by integrating “the big classroom of the famed instructors”. By the end of 2005, more than 3 million visitors had viewed the website.

Heilongjiang Zhonghe Education Center engages in the on-site training services and face-to-face tutorship under “The Big Classroom of the Famed Instructors” program and its VOD courseware resources. The usable area for the training center is about 3,400 square meters, with 17 modern classrooms that has capacity of 1,200 students. The courses covered each phase of compulsory education, and take the junior middle and high school as the key part.

The company is also providing new services to fulfill the market needs of online vocational training services. The core business for CEDA’s vocation education will be in three main areas: vocation education enrollment, vocational certification, and career development for college graduates. CEDA has collaborated with the China Vocation Education Society in setting up www.360ve.com. This website will be the credible site for vocational education enrollment providing customers with reliable information regarding vocation training schools and vocation trainings both on-line and on-site. Pilot version of the www.360ve.com, a “high-quality vocational teaching resource supermarket”, has been launched during this reporting period. CEDA leverages the existing resources of China Vocational Education Society which as members including provincial education bureau and more than one thousand vocational training schools across the country in carrying out its fast expansion strategic cooperation with the outstanding training agencies in local area, especially in the aspects of joint enrollment, resources exchanging and on-site training agencies establishments. The Company has carried out various level cooperation with over one thousand professors in their respective expertise fields, more than two thousand membership schools, over three thousand school principals, over fifty thousand school teachers, as well as over one hundred news media and twenty scholarly research organizations.

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

RESULTS OF OPERATION

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Revenues increased by $1,738,824 or 129% in 2007 to $3,086,227 as compared to $1,347,403 in 2006, resulting in gross profit of $2,199,916 for 2007 as compared to gross profit of $853,652 in 2006. This was mainly attributable to the income generated from the training center, new programs, and advertising income. During 2006 and 2007, the Company has added several new programs for vocational studies and certification programs, which provides new source of income. Advertising income was increased as the result of the increased awareness of the Company’s website, which resulted in more viewers coming to the Company’s website, which enables the Company to increase its advertising income.

Cost of sales increased by $392,560 to $886,311 in 2007 as compared to $493,751 in 2006. Cost of sales as a percentage of sales decreased by 8% to 29% for 2007 as compared to 37% for 2006. The overall increase was primarily due to the increase of sales, which results from an increase in the cost of booklets and simulation tests to increase.

Gross profit margin increased by 8% for 2007 as compared to 2006. Gross profit margins vary from product to product depending on a number of factors including: (a) cost of materials; (b) overall market demand and individual customer demand; (c) cost of intellectual property rights; and (d) competitor pricing policies.

Selling expenses increased by $661,415 or 743% to $750,438 from $89,023 in 2006 due to the increase in agency fees associated with increased sales and advertising.

Administrative expenses increased by $128,068 or 433% to $157,663 in 2007 as compared to $29,595 in 2006. The increase is due primarily to an increase in salaries due to the overall growth of the business of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets primarily consist of its operating subsidiaries, marketable properties for sale, cash and cash equivalents.

Cash and Cash Equivalents increased by 134% or $2,071,558 to $3,618,217 at March 31, 2007 as compared to $1,546,659 at march 31, 2006. The increase in cash and cash equivalents was mainly due to bank deposits fund generated from sales receipts during the period.

The Company’s current ratio at December 31, 2006 was 2.09. Its primary sources of funds include cash balances, cash flow from operations, the proceeds of prepayments made by customers or offering of equity. The management endeavors to ensure that the funds are always available to take advantage of new investment opportunity and they are sufficient to meet future liquidity and capital needs. Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements. For future operating, management plans to finance $6 million through equity financing in the international capital market.

There was no restrictive bank deposits pledged as of March 31, 2007. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Prepaid expense increased by $778,537 or 685% to $892,221 as of March 31, 2007 compared to $113,684 as of March 31, 2006. Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and videos, prepaid rent expense, and prepaid advertising.

Accounts payable increased by $265,667 or 1,204% to $287,727 as of March 31, 2007 as compared to $22,060 as of March 31, 2006 was mainly attributable to the increase operations during the year that resulted in an increase in accrued taxes payable.

Advances by customers decreased by $328,679 or 62% to $204,599 as of March 31, 2007 as compared to $533,278 in 2006. The increase was attributable to the usage of the prepaid debit card system. Advances on accounts are deferred revenues prepaid by customers for the future download of materials thru company website.

Notes payable recorded $1,530,000 as of March31, 2007 was attributable to the bridge loans that the Company entered into with third parties on September 29, 2006. The bridge loans were paid off subsequent to March 31, 2007.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007 and March 31, 2006, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 30,000 shares of restricted common stock to TaylorRafferty Associates Inc. as compensation for its investor relations and financial media program as described in Item 5. Other Information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEMS 5. OTHER INFORMATION

TaylorRafferty Associates Inc.

On January 10, 2007, the Board of Directors authorized the issuance of 50,000 shares of restricted common stock to TaylorRaffery Associates Inc. (“TR”) pursuant to an investor relations contract entered into with TR dated November 1, 2006. Under the terms of the contract, the Company agreed to issue 30,000 shares of restricted common stock upon the commencement of the contract, 10,000 shares by July 31, 2007, and 10,000 shares by October 31, 2007. On March 5, 2007, the TR contract commenced and the Company issued 30,000 shares of restricted common stock to TR pursuant to the contract terms in reliance upon Section 4(2) under the Securities Act of 1933.

Change in Registrant’s Certifying Accountant

The Company terminated and replaced e-Fang Accountancy Corp., & CPA as its independent registered public accounting firm with Murrell, Hall, McIntosh & Co., PLLP, effective January 4, 2007, as described in the Company’s Form 8-K current report filed January 16, 2007 which is incorporated herein by reference.

ITEM 6. EXHIBITS

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

China Education Alliance, Inc.

Date: May 14, 2007	By:	/s/ Xiqun Yu Xiqun Yu Chief Executive Officer and President

By:	/s/ Chunqing Wang Chunqing Wang Chief Financial Officer