Form 10QSB/A
period 2007-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2007-08-08
CIK 1203900

United States
Securities and Exchange Commission
Washington, D.C. 20549

Amendment No. 1

Form 10-QSB/A

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

86-451-8233-5794
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

Explanatory Note:

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2007 (the "Original Form 10-QSB") which was filed with the Securities and Exchange Commission ("SEC") on May 16, 2007. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have not updated the information contained herein for events occurring subsequent to May 16, 2007, the filing date of the original Form 10-QSB.

CHINA EDUCATION ALLIANCE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$3,618,217
Other receivables	517
Prepaid expenses	892,221
Total current assets	4,510,955

Property and equipment, net	5,233,004

Franchise rights	659,302
Goodwill	43,696

$10,446,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$287,727
Deferred revenues	204,599
Loan from shareholder	134,992
Notes payable	1,530,000
Total current liabilities	2,157,318

Minority interest	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-
Common stock ($0.001 par value, 150,000,000 shares authorized,
57,965,000 issued and outstanding)	57,965
Additional paid-in capital	2,642,603
Accumulated other comprehensive income	368,033
Retained earnings	5,221,038
Total stockholders' equity	8,289,639

$10,446,957

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenues
Online education revenues	$2,626,668	$939,503
Training center revenues	459,559	407,900
Total revenue	3,086,227	1,347,403

Cost of Goods Sold
Online education costs	667,747	327,104
Training center costs	218,564	166,647
Total cost of goods sold	886,311	493,751

Gross Profit
Online education gross profit	1,958,921	612,399
Training center gross profit	240,995	241,253
Total gross profit	2,199,916	853,652

Operating Expenses
Selling expenses	750,438	89,023
Administrative	157,663	29,595
Depreciation and amortization	106,125	55,978
Total operating expenses	1,014,226	174,596

Other Income (Expense)
Interest income	5,627	896
Interest expense	(104,497)	-
Total other income (expense)	(98,870)	896

Net Income Before Provision for Income Tax	1,086,820	679,952

Provision for Income Taxes
Current	83,907	-
Deferred	-	-
	83,907	-

Net Income Before Minority Interest	1,002,913	679,952

Minority Interest in loss of subsidary	-	-

Net Income	$1,002,913	$679,952

Basic Earnings Per Share	$0.02	$0.01

Basic Weighted Average Shares Outstanding	57,943,000	55,364,375

Diluted Earnings Per Share	$0.02	$0.01

Diluted Weighted Average Shares Outstanding	60,570,972	55,364,375

The Components of Other Comprehensive Income
Net Income	$1,002,913	$679,952
Foreign currency translation adjustment	258,766	19,067

Comprehensive Income	$1,261,679	$699,019

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net Income	$1,002,913	$679,952
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	153,120	81,128
Amortization of loan discount	81,563	-
Stock issued for services	15,900	-
Warrants issued for services	7,876	-
Net change in assets and liabilities
Inventories		(2,269)
Other receivables	54,206	(52)
Prepaid expenses and other	429,227	(45,506)
Accounts payable and accrued liabilities	76,578	(46,218)
Advances by customers	(104,767)	236,153

Net cash provided by operating activities	1,716,616	903,188

Cash flows from investing activities
Purchases of fixed assets	(25,986)	(63,552)

Net cash (used in) investing activities	(25,986)	(63,552)

Cash flows from financing activities
Proceeds from loan from shareholder	(952)	40,346

Net cash provided by financing activities	(952)	40,346

Effect of exchange rate	90,200	69,233

Net increase in cash	1,779,878	949,215

Cash and cash equivalents at beginning of year	1,838,339	597,444

Cash and cash equivalents at end of year	$3,618,217	$1,546,659

Supplemental disclosure of cash flow information

Interest paid	$25,010	$-
Taxes paid	$-	$-
Stock issued for services	$15,900	$-
Value of warrants issued for services	$7,876	$-

1.	Description of Business

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

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd (“BHYHZ”). BHYHZ was formed on September 30, 2006. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. In consolidation, the 30% interest in BHYHZ that the Company’s transferred to The Vocational Education Guidance Center of China for no consideration was treated as goodwill in consolidation.

The Company’s online education business has established supplemental education and test preparation material for grades kindergarten through high school.

2.	Basis of Preparation of Financial Statements

ZHLD, Zhonghe Education Training Center and Beijing Hua Yu Hui Zhong Technology Developments Co., Ltd. maintains its books and accounting records in Renminbi (“RMB”) and the financial statements are in United States dollars.

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 310 of Regulation S-B and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these interim statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the Peoples Republic of China (“PRC”)and is not protected by FDIC insurance or any other similar insurance.

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

Foreign Currency - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are recorded in RMB as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

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

Prepaid debit cards allow our subscribers to purchase a predetermined monetary amount of download materials posted on our website. The Company tracks usage of the debit card and records revenue when the debit card is used.

At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenues are recognized in the month when card is used. Unused value relating to debit cards is recognized as revenues when the prepaid debit card has expired.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable

Prepayments Account - Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video and prepaid rent. At March 31, 2007, prepayments to teachers for online materials totaled $637,600, prepayment of rent expense totaled $169,200, and other prepaid expenses were $64,700.

Goodwill - In connection with the organization of BHYHZ the Company transferred to an unrelated non-profit, quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as goodwill on the consolidated financial statements. At March 31, 2007, goodwill relating to this transaction was $43,696.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received.

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

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, , income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 do it is classification as a “Wholly Foreign Owned Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualifies under the current tax structure for a 50% reductions in the statutory enterprise income tax rates for the following three years.

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

Contingent assets are not recognized but are disclosed in the notes to the financial statements when an the receipt of payment is probable. When the receipt of payment is virtually certain, an asset is recognized.

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

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of March 31, 2007 because of the relatively short-term maturity of these instruments.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective on January 1, 2007. The Company does not expect its implementation to be material to our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective on January 1, 2007. The Company does not believe SAB 108 will have a material impact on our results from operations or financial position.

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

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management adopts this Statement on January 1, 2007, and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

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

The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured. The Company sells its products to students who purchase debit cards which can be used to download the Company’s products. Since the Company is paid in advance, it has no receivables and no significant credit risk.

For the three months ended March 31, 2007 and 2006, no single customer accounted for 10% or more of revenues.

As of March 31, 2007 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

5.	Cash and Cash Equivalents

As of March 31, 2007, Cash and cash equivalents consist of the following:

Cash and Cash Equivalents
Cash on Hand	$1,412
Bank Deposits	3,616,805
Total Cash and Cash Equivalents	$3,618,217

6.	Property and Equipment

As of March 31, 2007, Property and Equipment consist of the following:

Property and Equipment
Buildings	$2,883,721
Transportation vehicles	133,040
Communication equipment and software	1,999,387
Furniture and fixtures	972,030
Total Property and Equipment	5,988,178
Less: Accumulated Depreciation	(755,174)
Property and Equipment, Net	$5,233,004

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

The Company through its subsidiary ZHLD owns 70% of BHYHZ. At the time of the formation of BHYHZ the Company transferred a 30% interest in the initial capital of BHYHZ to a nonaffiliated government entity. The value of this interest at the time of the transfer has been reflected as $43,696 of goodwill at March 31, 2007.

8.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represents deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. Therefore, during the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenues to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which is amortized over the term of the course. As of March 31, 2007, the Company had deferred revenue of $204,599.

9.	Notes Payable

On September 29, 2006 the Company raised gross proceeds of $1,530,000 from the issuance and sale of $1,530,000 aggregate principal amount of secured promissory notes and warrants to purchase 1,530,000 shares of common stock of the Company for an exercise price per share of $ 0.50. The notes, which bear interest at 6% per annum, had an maturity date of March 29, 2007. The notes were paid in full subsequent to March 31, 2007.

The warrants issued were valued at $203,908 and was treated as a loan discount. The discount is being amortized to interest expense over the life of the notes payable. Loan discount amortized to interest expense in for the three months ended March 31, 2007 was $81,563. At March 31, 2007, the discount had been fully amortized.

The Notes constitute senior indebtedness of the Company. The Notes are guaranteed by ZHLD, ZHTC and Harbin Zhonghelida Educational Technology Company Limited, and Xinqun Yu, the chief executive officer and principal stockholder of the Company. The guarantee of Xinqun Yu is secured by his pledge of a number of shares of common stock of the Company to be determined from time to time as provided therein, with a value of $3,060,000. At March 31, 2007, 7,859,598 shares of common stock were pledged pursuant to this agreement.

10.	Income Taxes

On September 15, 2004, China Education Alliance executed a Plan of Exchange with Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation organized and existing under the laws of People’s Republic of China. ZHLD applied to be as a foreign invested company right after the merger, which business license has been approved as a foreign invested company on April 8, 2005. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. ZHLD is a Company under the category of all three. Therefore the Company enjoys this income tax exemption policy from April 8, 2005 the date approval as a foreign wholly owned enterprise. The formal documents about income tax exemption in advance issued on December 26, 2005. The Company received a 100% tax holiday as of December 31, 2006. Starting January 1, 2007, the Company’s tax exemption will be reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three years.

The tax holiday resulted in tax savings as follows:

	Three Months Ended March 31,
	2007	2006

Tax savings	$81,512	$101,993

Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The Company has a U.S net operating loss carryforward of approximately $495,000 as of December 31, 2006 which will begin expiring in 2025. Certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of March 31, 2007.

11.	Effect of Adoption of FASB Interpretation No. 48 (Fin 48), “Accounting for Uncertainly in Income Taxes”

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007.

China Education Alliance, a North Carolina corporation, is a foreign enterprise for Chinese taxation purposes. As a wholly owned foreign subsidiary, ZHLD is entitled to a Tax Holiday. ZHLD was granted a tax exemption from the PRC on April 8, 2005 following the merger with China Education Alliance. This exemption, which covered the years ended December 31, 2005 and 2006, expired on December 31, 2006. However, under present law, the Chinese subsidiary will enjoy a 50% tax exemption for 2007, 2008 and 2009.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of March 31, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of March 31, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

12.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The employees contribute 8% and the Company contributes 22% of the employees’ monthly base salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to government mandated society’s average base salaries at the time of retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for paying the benefits to the retired employees.

13.	Loans from Shareholder

In December 2004, in connection with ABC Realty Merger (see Note 1), the Company’s principal shareholder and chief executive officer, Xiqun Yu loaned the Company $100,000 at an interest rate of 9% per annum. loan was made to enable the Company to pay its expenses relating to the reverse acquisition in United States dollars. The amount outstanding as of March 31, 2007 is $134,992, which is treated as a demand loan.

14.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The There were no dilutive options and warrants outstanding for the three months ended March 31, 2006.

For the three months ended March 31, 2007, dilutive shares include outstanding warrants to purchase 3,060,000 shares of common stock at an exercise price of $0.50 and warrants to purchase 150,000 shares of common stock at an exercise price of $0.43.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2007:
Net income	$1,002,913

Basic EPS income available to
common shareholders	$1,002,913	57,943,000	$0.02

Effect of dilutive securities:
Warrants	--	2,627,972

Diluted EPS income available to
common shareholders	$1,002,913	60,570,972	$0.02

For the three mnths ended March 31, 2006:
Net income	$679,952

Basic EPS income available to
common shareholders	$679,952	55,364,375	$0.01

Effect of dilutive securities:
None	--	--

Diluted EPS income available to
common shareholders	$679,952	55,364,375	$0.01

15.	Commitments and Contingencies

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

16.	Common Stock

On March 7, 2007 the Company issued 30,000 shares of the Company’s common stock valued at $15,900 for services.

17.	Subsequent Events

In May 8, 2007, the Company raised, in two installments, at total of $3,400,000 through the issuance of convertible debt in the aggregate principal amount of $3,400,000. A portion of these proceed was used to pay the bridge note financing described in Note 9 above. In connection with the agreement, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to create a class of preferred stock and plans to hold a stockholders’ meeting to seek approval of the certificate of amendment. The board also approved the terms of a new series of preferred stock to be designated as the series A convertible preferred stock upon the filing of the amendment to the Company’s articles of incorporation.

The notes are convertible into either:

•
an aggregate of (i) 9,189,189 shares of series A preferred stock, with each share being convertible into one share of common stock, subject to adjustment, (ii) five-year common stock purchase warrants to purchase 2,206,897 shares of common stock at $.50 per share, (iii) 8,500,000 shares of common stock at $.69 per share, (iv) 2,043,103 shares of common stock at $.80 per share, (v) five-year common stock purchase warrants to purchase 793,103 shares of common stock at $1.00 per share, or

•
if the notes are converted prior to the creation of the series A preferred stock, an aggregate of (i) 9,189,189 shares of common stock, (ii) five-year common stock purchase warrants to purchase 2,206,897 shares of common stock at $.50 per share (iii) 8,500,000 shares of common stock at $.69 per share, (iv) 2,043,103 shares of common stock at $.80 per share, (v) five-year common stock purchase warrants to purchase 793,103 shares of common stock at $1.00 per share, or

•
if the Company does not amend its articles of incorporation to authorize the issuance of preferred stock and file a certificate of designation setting forth the rights of the holders of the series A preferred stock by September 30, 2007, the maturity date of the notes, as required by the securities purchase agreement pursuant to which the notes were issued and the terms of the notes, 24,939,188 shares of common stock.

The notes provide for interest at 3% per annum. However, upon the conversion of the notes, the Company is required to issue the stock and warrants based on the principal amount of the notes. There is no adjustment for the interest. Payment of the notes is subordinated to payment of senior indebtedness, which is defined as indebtedness and obligations to banks, insurance companies and other institutional lenders.

Pursuant to the securities purchase agreement, the Company is to place in escrow 2,833,333 shares of common stock and Mr. Xiqun Yu, the Company’s chief executive officer and principal shareholder, shall place in escrow 2,833,333 shares of common stock. Upon the filing of the certificate of amendment and the certificate of designation, the Company will issue a certificate for 2,833,333 shares of series A preferred stock in exchange for the certificate for 2,833,333 shares of common stock, and the Company shall cancel the returned shares of common stock.

If the Company’s pre-tax income for 2007 is less than $0.06647 per share, on a fully-diluted basis, the percentage shortfall shall be determined by dividing the amount of the shortfall by the target number. If the percentage shortfall is equal to or greater than 33 1/3%, then the 2,833,333 shares of series A preferred stock shall be delivered to the investors and the 2,833,333 shares of common stock placed in escrow by Mr. Yu shall be delivered to the Company, the Company shall cancel such shares. If the percentage shortfall is less than 33 1/3%, the escrow agent shall

•
(i) deliver to the investors such number of shares of series A preferred stock as is determined by multiplying the percentage shortfall by 2,833,333 shares, and (ii) deliver to the balance of the 2,833,333 shares of series A preferred stock to us, and the Company shall cancel such shares, and

•
(i) deliver to us such number of shares of common stock as is determined by multiplying the percentage shortfall by 2,833,333 shares, and the Company shall cancel such shares, and (ii) deliver to Mr. Yu the balance of the 2,833,333 shares that were not transferred to us.

The warrants have a term of five years, and expire in May 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the twelve months commencing on date of issuance and thereafter only if the underlying shares are not covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 50% if the Company’s pre-tax income per share of common stock, on a fully-diluted basis, is less than $0.06647. Pre tax-income is defined as income before income taxes determined in accordance with generally United States generally accepted accounting principles (“GAAP”) plus (a) any charges relating to the transaction contemplated by the purchase agreement and the registration rights agreement, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items or income or gain. Pre-tax income shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP. For determining pre-tax income per share, all shares which are outstanding or which may be issuable upon exercise or conversion of options, warrants and other convertible securities are deemed to be outstanding, regardless of whether the shares would be counted for purposes of computing diluted earnings per shares under GAAP. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants.

The securities purchase agreement also requires us to have a board of directors with a majority of independent directors, an audit committee comprised solely of independent directors and a compensation committee with a majority of its member being independent directors.

The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 60 days after the closing, a registration statement covering the common stock issuable upon conversion of notes and the series A preferred stock and exercise of the warrants. The Company’s failure to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of series A preferred stock at the rate of 2,130 shares of series A preferred stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 900,000 shares. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. Pursuant to this provision, the Company was required to

The investors have a right of first refusal on future financings.

Except as expressly provided in the notes or the warrants, no investor may convert the notes or the series A preferred stock into shares of common stock or exercise the warrants to the extent that such conversion or exercise would result in beneficial ownership by such investor and its affiliates of more than 4.9% of the then outstanding number of shares of common stock on such date. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. This provision cannot be modified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report.

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” in our form 10-KSB for the year ended December 31, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in our 10-KSB for the year ended December 31, 2006, and any risks described in any other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in China, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Overview

Our principal business is the distribution of educational resources through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a data base comprised of such resources as test papers for secondary education courses as well as video on demand. Our data base includes more than 300,000 exams and test papers and courseware for secondary and elementary schools. We also offer, though our website, video on demand, which includes tutoring of past exam papers and exam techniques.

We also provide on-site teaching services in Harbin, where we have a 36,600 square foot training facility with 17 classrooms that can accommodate 1,200 students. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition for these classes

We generate revenue from through our website by selling prepaid debit cards to our subscribers. These debit cards permit the subscriber to download materials from our website over a specified period, usually one year. We recognize revenue from the debit cards when the students use the debit cards to purchase our products. To the extent that the debit cards expire unused, we recognize the remaining balance of the debit card at that time. We also recognize revenue from our online education business through the sale of advertising on our website. We recognize revenue from our training centers classes ratably over the term of the course, and we recognize revenue from face-to-face tutorials to students are our training center and face-to-face information technology training courses.

The laws of China provide give the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials, which affects our revenue in our training center business. Although the sale of educational material over the Internet is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable Chinese regulatory authorities.

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. At March 31, 2007, we had no accounts receivable.

Our prepaid expenses account for a significant portion of our current assets - approximately $892,000, or 19.8% of current assets at March 31, 2007. Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video and prepaid rent. At March 31, 2007, prepayment to teachers for the development of educational materials was approximately $637,000, prepayment of rent expense was $169,000, and other prepaid expenses were approximately $65,000. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center. The prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result both manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and both revenue and cost of revenue.

In our on-line education business, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software as well as direct labor cost. This business generates a relatively high gross margin, which was 74.6% for the three months ended March 31, 2007 and 65.2% for the three months ended March 31, 2006. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are faculty and the amortization of intangible assets. This business generates a lower gross margin than the online education business, which was 52.4% for the three months ended March 31, 2007 and 59.1% for the three months ended March 31, 2006. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

Our on-line products and our training services are dependent upon the government’s education policies. Any significant changes in curriculum or testing methods could render all or a significant portion of our library of test papers and our training center obsolete and we may have to devote substantial resources in adapting to the changes.

We have recently added a platform for training agencies and schools to offer their services, and we offer through this service university graduate job search guidance and career planning courses. Through March 31, 2007, we did not generate any revenue or incur cost of revenue relating to these services. This business will be part of our online education business, since it is presently largely an Internet-based activity.

Because the purchase of both our on-line and our training center is made from discretionary funds, our business is dependent upon both the economy of China and the perception of students that they will benefit from improving their ability to perform well on standardized tests which are given before middle school, high school and university.

In December 2006, we acquired, for approximately $1.0 million all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-line education resources to computer vocational training school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in China for vocational training. The acquisition includes six classrooms for on-site education classes, six computer rooms and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering.

We own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to The Vocational Education Guidance Center of China, a non-profit, quasi-government entity, for no consideration in order to enable us to work with the Guidance Center’s network to expand our business. The value of this 30% interest, which is based on our cost, is treated as goodwill.

We are in the process of introducing new services aimed at the students who want to go to vocational school. These students include high school students who do not continue their education at universities and university graduates who are not able to find employment. The core business our vocation education will be in three main areas: vocation education enrollment, vocational certification, and career development for college graduates. We have collaborated with the China Vocation Education Society in setting up www.360ve.com, which provides information regarding vocation training schools and vocation training both on-line and on-site.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the recoverable amount is less than the carrying amount, an impairment charge must be recognized, based on the fair value of the asset.

Franchise rights were acquired by us from third parties and are amortized over the lives of the rights agreements, which is five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2006.

In connection with the organization of our subsidiary, Beijing Hua Yu Hui Zhong Technology Development Co., we gave an unrelated governmental entity a 30% ownership in interest in the contributed capital of that subsidiary. This transfer of ownership is reflected as goodwill on our consolidated financial statements. At March 31, 2007, goodwill incurred in connection with this transaction was $43,696. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Our evaluation of goodwill completed during the year resulted in no impairment losses. There were no impairments recorded during the year ended December 31, 2006.

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

We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most significant accounting policies are those related to revenue recognition and deferred revenue.

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon customers download prepaid study materials. Prepaid debit cards allow our subscribers to purchase a predetermined monetary amount of download materials posted on our website. Prepaid service contracts are amortized to income on a straight line basis over the length of the service contract. These service contracts allow the user to have unlimited access to study materials for a designed period of time. At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenues are recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenues when the prepaid debit card has expired. Revenue from advertising on our website is recognized when the advertisement is run. Since advertising customers are billed monthly, there are no unearned advertising revenues.

Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video and prepaid rent.

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represents deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching video clips. The Company values the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent tuition payments and payments for service contracts which are amortized over their respective terms.

We do not have any stock option or other equity-based incentive plans for our officers, directors or key employees. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments.”

New Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to our financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on our financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to our financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to our financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to our financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on our financial position, results of operations, or cash flows.

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2006 and 2005:

	(Dollars in thousands)
	Three Months Ended March 31,
	2007		2006
Revenue:
Online education	$2,627	85.1%	$940	69.7%
Training center	460	14.9%	408	30.3%
Cost of sales
Online education	668	21.6%	327	36.7%
Training center	219	7.1%	167	12.4%
Gross profit
Online education	1,959	63.5%	613	45.5%
Training center	241	7.8%	241	17.9%
Income from operations	1,186	38.4%	679	50.4%
Interest expense, net	99	3.2%	(1)	(0.1%)
Other income, net	0	0.0%	0	0.0%
Income before income taxes	1,087	35.2%	680	50.5%
Provision for income taxes	84	2.7%	0	0.0%
Income before minority interest	1,003	32.5%	680	50.5%
Net income	1,003	32.5%	680	50.5%

The following table sets forth information as to the gross margin for our two lines of business for the three months ended March 31, 2006 and 2005 and the years ended December 31, 2006 and 2005.

	Three Months Ended March 31,
	2007	2006
Online Education:
Revenue	$2,627	$940
Cost of sales	688	327
Gross profit	1,959	613
Gross margin	74.6%	65.2%
Training center
Revenue	460	408
Cost of sales	219	167
Gross profit	241	241
Gross margin	52.4%	59.1%

Three Months Ended March 31, 2007 and 2006

Revenues for the three months ended March 31, 2007 (the “March 2007 quarter”) increased by approximately $1.7 million, or 129%, in 2007 to approximately $3.1 million for the three months ended March 31, 2006 (the “March 2006 quarter”). The increase in revenue reflected increases of approximately $1.6 million from the online education division and approximately $500,000 for the training center. Advertising income is included in our online education revenue. Advertising income increased as the result of the increased awareness of our website, which resulted in more viewers coming to our website, thus enabling us to increase our advertising income to $599,000, an increase of $267,000. During 2006 and 2007, we added several new programs for vocational studies and certification programs, which provides new source of income for our online education business.

Our overall cost of sales increased by approximately $393,000 to $886,000 in the March 2007 quarter, as compared to approximately $494,000 in the March 2006 quarter. The increase in cost of sales reflects a $341,000 increase in our cost of sales for the online education division for the March 2007 quarter while the remaining $52,000 of the increase was from the training center division. The online gross margin for the March 2007 quarter also reflects an increase in advertising revenue which has no substantial cost associated with it. The online training division gross margin increased to 74.6% in the March 2007 quarter from 65.2% in the March 2006 quarter due to the fact that online costs are somewhat fixed and margins increase with volume. In the training center division gross margin declined to 52.4% in the March 2007 quarter from 59.1% in the March 2006 quarter due to amortization of training center related intangible assets and increased payments to lecturers.

Selling expenses increased by approximately $661,000 or 743% to approximately $750,000 in the March 31, 2007 quarter from approximately $89,000 in the March 2006 quarter. Until the middle of 2006, we did not have a significant selling effort, which is reflected in the modest selling expenses in the March 2006 quarter. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative expenses increased by $128,068, or 433%, to $157,663 in the March 2007 quarter as compared to $29,595 in the March 2006 quarter. The increase is due primarily to an increase in salaries due to the overall growth of our business and increases in travel and telephone expenses.

Depreciation and amortization increased by $50,147, or 89.5%, to $106,126 in the March 2007 quarter, as compared to $55,978, in the March 2006 quarter. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest expense was $104,497 in the March 2007 quarter, which related to the bridge loan which was made in September 2006. There was no interest or debt in the March 2006 quarter.

Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006 and, under the present law, we will benefit from a 50% tax holiday for 2007, 2008 and 2009. As a result, we paid no income tax in the three months ended March 31, 2006, and our income tax for the three months ended March 31, 2007 reflects income tax at 50% of the tax rate of 15%.

As a result of the foregoing, we had net income of $1,002,913, or $.02 per share (basic and diluted), for the March 2007 quarter, as compared with net income of $679,952, or $.01 per share (basic and diluted), for the March 2006 quarter.

Liquidity and Capital Resources

Our current assets primarily consist of cash and prepaid expenses. We do not have inventory or accounts receivable, and our other receivables are not significant. Our prepaid expenses are primarily advance payments made to teachers for on-line materials and prepaid rent.

At March 31, 2007, we had cash and cash equivalents of approximately $3.6 million, an increase of approximately $1.8 million, or 96.8%, from approximately $1.8 million at December 31, 2006. This increase reflected principally the net income generated our business during the quarter ended March 31, 2007, as well as a decrease in prepaid expenses of approximately $420,000. In May 2007, we sold our convertible notes in the principal amount of $3.4 million, from which we generated net proceeds of approximately $3.2 million. We used approximately $1.36 million to pay outstanding notes which were current liabilities at March 31, 2007.

At March 31, 2007, we had working capital of approximately $2.4 million, an increase of approximately $1.3 million from working capital of approximately $1.1 million at December 31, 2006. The May 2007 private placement provided us with additional working capital. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses at March 31, 2007 were approximately $288,000, an increase of approximately $77,000, or 36%, from approximately $211,000 at December 31, 2006, resulting from the increased level of business during the quarter.

Deferred revenues were approximately $205,000 at March 31, 2007, a decrease of approximately $105,000 from approximately $309,000 at December 31, 2006, reflecting the use of debit cards during the quarter.

Notes payable of approximately $1.5 million at March 31, 2007 represents bridge loans that we entered into with third parties on September 29, 2006. The bridge loans were paid from the proceeds of the May 2007 private placement.

We believe that our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next twelve months. However, we may incur additional expenses as we seek to expand our business to offer services in other parts of China as well as market and continue the development of our vocational training activities, and it is possible that we may require additional funding for that purpose. Although we do not have any current plans to make any acquisitions, it is possible that we may seek to acquire one or more businesses in the education field, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)   Changes in internal controls.   There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 30,000 shares of restricted common stock to Taylor Rafferty Associates Inc. as compensation for its investor relations and financial media program.
These securities were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibits .
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

23	List of subsidiaries is incorporated herein by reference to Exhibit 23 to the Form 10-KSB annual report of the Company for its fiscal year ended December 31, 2006

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act *

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code*

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Education Alliance, Inc.

Date: August 6, 2007	By:	/s/ Xiqun Yu Xiqun Yu Chief Executive Officer and President

By:	/s/ Chunqing Wang Chunqing Wang Chief Financial Officer