Form 10QSB
period 2007-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2007-08-14
CIK 1203900

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 333-101167

China Education Alliance, Inc.
(Exact name of small business issuer as specified in its charter)
North Carolina	56-2012361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58 Heng Shan Rd. Kun Lun Shopping Mall
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 57,965,000 shares as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

CHINA EDUCATION ALLIANCE, INC.

PART I. FINANCIAL INFORMATION

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$8,315,833
Prepaid expenses	827,955
Total current assets	9,143,788

Property and equipment, net	5,504,230

Franchise rights	632,208
Goodwill	43,696

$15,323,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$448,024
Deferred revenues	1,157,791
Loan from shareholder	133,391
Notes payable	3,400,000
Total current liabilities	5,139,206

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-
Common stock ($0.001 par value, 150,000,000 shares authorized, 57,965,000 issued and outstanding)	57,965
Additional paid-in capital	2,986,174
Accumulated other comprehensive income	526,429
Retained earnings	6,614,148
Total stockholders' equity	10,184,716

$15,323,922

See accompanying summary of accounting policies and notes to financial statements.

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Online education revenues	$3,717,985	$1,752,959	$6,344,653	$2,692,462
Training center revenues	631,770	413,895	1,091,329	821,795
Total revenue	4,349,755	2,166,854	7,435,982	3,514,257

Cost of Goods Sold
Online education costs	619,870	466,445	1,287,617	793,549
Training center costs	227,525	197,167	446,089	363,814
Total cost of goods sold	847,395	663,612	1,733,706	1,157,363

Gross Profit
Online education gross profit	3,098,115	1,286,514	5,057,036	1,898,913
Training center gross profit	404,245	216,728	645,240	457,981
Total gross profit	3,502,360	1,503,242	5,702,276	2,356,894

Operating Expenses
Selling expenses	1,088,728	118,870	1,839,166	207,893
Administrative	438,003	78,636	595,666	108,231
Depreciation and amortization	107,052	6,803	213,177	62,781
Total operating expenses	1,633,783	204,309	2,648,009	378,905

Other Income (Expense)
Other Income	55,494	-	55,494	-
Interest income	10,459	4,026	16,086	4,922
Interest expense	(388,582)	-	(493,079)	-
Total other income (expense)	(322,629)	4,026	(421,499)	4,922

Net Income Before Provision for Income Tax	1,545,948	1,302,959	2,632,768	1,982,911

Provision for Income Taxes
Current	152,838	-	236,745	-
Deferred	-	-	-	-
	152,838	-	236,745	-

Net Income	$1,393,110	$1,302,959	$2,396,023	$1,982,911

Basic Earnings Per Share	$0.02	$0.02	$0.04	$0.03

Basic Weighted Average Shares Outstanding	57,965,000	57,915,000	57,965,000	57,915,000

Diluted Earnings Per Share	$0.02	$0.02	$0.04	$0.03

Diluted Weighted Average Shares Outstanding	60,917,777	57,915,000	60,917,777	57,915,000

The Components of Other Comprehensive Income
Net Income	$1,393,110	$1,302,959	$2,396,023	$1,982,911
Foreign currency translation adjustment	(210,170)	(10,533)	48,596	8,534

Comprehensive Income	$1,182,940	$1,292,426	$2,444,619	$1,991,445

See accompanying summary of accounting policies and notes to financial statements.

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the SIx Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net Income	$2,396,023	$1,982,911
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	383,734	78,477
Amortization of loan discount	420,639	-
Stock issued for services	15,900	-
Warrants issued for services	12,371	-
Net change in assets and liabilities
Inventories		1,624
Other receivables	54,723	8,315
Prepaid expenses and other	493,493	(1,865)
Accounts payable and accrued liabilities	236,875	23,410
Advances by customers	848,425	26,001

Net cash provided by operating activities	4,862,183	2,118,873

Cash flows from investing activities
Purchases of fixed assets	(500,732)	(1,955)

Net cash (used in) investing activities	(500,732)	(1,955)

Cash flows from financing activities
Payments on loans	(1,330,000)
Proceeds from loans	3,400,000
Proceeds from loan from shareholder	(2,553)	52,065

Net cash provided by financing activities	2,067,447	52,065

Effect of exchange rate	48,596	8,534

Net increase in cash	6,477,494	2,177,517

Cash and cash equivalents at beginning of year	1,838,339	597,444

Cash and cash equivalents at end of year	$8,315,833	$2,774,961

Supplemental disclosure of cash flow information

Interest paid	$59,588	$-
Taxes paid	$-	$-
Stock issued for services	$15,900	$-
Value of warrants issued for services	$12,371	$-
Value of warrants from convertiable debt	$339,076	$-

See accompanying summary of accounting policies and notes to financial statements.

1.	Description of Business

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

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 310 of Regulation S-B and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these interim statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2007.

Intangible Assets - Intangible assets consist of franchise rights acquired by the Company and are amortized over the lives of the rights agreements, which is five years. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2006 or the six months ended June 30, 2007.

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

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable

Prepayments Account - Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video and prepaid rent. At June 30, 2007, advertising $389,547, prepayments to teachers for online materials totaled $264,239, prepayment of rent expense totaled $127,101, and other prepaid expenses were $47,068.

Goodwill - In connection with the organization of BHYHZ the Company transferred to an unrelated non-profit, quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as goodwill on the consolidated financial statements. At June 30, 2007, goodwill relating to this transaction was $43,696.

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

Advertising - The Company expensed advertising costs the first time the respective advertising took place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for six months ended June 30, 2007 and 2006 were $193,411, and $24,980, respectively.

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

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, , income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 do it’s classification as a “Wholly Foreign Owned Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualifies under the current tax structure for a 50% reductions in the statutory enterprise income tax rates for the following three years.

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

Contingent assets are not recognized but are disclosed in the notes to the financial statements when the receipt of payment is probable. When the receipt of payment is virtually certain, an asset is recognized.

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

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of June 30, 2007 because of the relatively short-term maturity of these instruments.

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

For the three and six months ended June 30, 2007 and 2006, no single customer accounted for 10% or more of revenues.

As of June 30, 2007 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

5.	Cash and Cash Equivalents

As of June 30, 2007, Cash and cash equivalents consist of the following:

Cash and Cash Equivalents
Cash on Hand	$983
Bank Deposits	8,314,850
Total Cash and Cash Equivalents	$8,315,833

6.	Property and Equipment

As of June 30, 2007, Property and Equipment consist of the following:

Property and Equipment
Buildings	$2,931,827
Transportation vehicles	135,260
Communication equipment and software	2,242,393
Furniture and fixtures	1,100,493
Total Property and Equipment	6,409,973
Less: Accumulated Depreciation	(905,744)
Property and Equipment, Net	$5,504,229

For the three and six months ended March 31, 2007 and 2006 depreciation expenses totaled $155,064, $308,184, $(2,651) and $78,477 respectively. For the three and six months ended June 30, 2007 and 2006, depreciation expenses totaling $48,012, $95,007, $(9,454) and $15,696 were included in cost of goods sold, respectively.

As of June 30, 2007 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

7.	Goodwill

The Company through its subsidiary ZHLD owns 70% of BHYHZ. At the time of the formation of BHYHZ the Company transferred a 30% interest in the initial capital of BHYHZ to a nonaffiliated government entity. The value of this interest at the time of the transfer has been reflected as $43,696 of goodwill at June 30, 2007.

8.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represents deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. Therefore, during the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenues to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which is amortized over the term of the course. As of June 30, 2007, the Company had deferred revenue of $1,157,791.

9.	Notes Payable

On September 29, 2006 the Company raised gross proceeds of $1,530,000 from the issuance and sale of $1,530,000 aggregate principal amount of secured promissory notes and warrants to purchase 1,530,000 shares of common stock of the Company for an exercise price per share of $ 0.50. The notes, which bear interest at 6% per annum, had a maturity date of March 29, 2007. The notes have been paid in full.

The warrants issued were valued at $203,908 and was treated as a loan discount. The discount was amortized to interest expense over the life of the notes payable. Loan discount amortized to interest expense for the six months ended March 31, 2007 was $81,563. At June 30, 2007, the discount had been fully amortized.

On May 8, 2007, the Company raised, in two installments, a total of $3,400,000 through the issuance of convertible debt in the aggregate principal amount of $3,400,000. A portion of these proceed was used to pay the bridge note financing described above. In connection with the agreement, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to create a class of preferred stock and plans to hold a stockholders’ meeting to seek approval of the certificate of amendment. The board also approved the terms of a new series of preferred stock to be designated as the series A convertible preferred stock upon the filing of the amendment to the Company’s articles of incorporation.

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

The warrants associated with the conversion feature of the notes were valued at $339,076 and recorded to interest expense as loan discount during the six months ended June 30, 2007.

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

The tax holiday resulted in tax savings as follows:

	Six Months Ended June 30,
	2007	2006

Tax savings	$197,458	$297,437

Benefit per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

The Company has a U.S net operating loss carryforward of approximately $495,000 as of December 31, 2006 which will begin expiring in 2025. Certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of June 30, 2007.

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

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of June 30, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of June 30, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

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

In December 2004, in connection with ABC Realty Merger (see Note 1), the Company’s principal shareholder and chief executive officer, Xiqun Yu loaned the Company $100,000 at an interest rate of 9% per annum. loan was made to enable the Company to pay its expenses relating to the reverse acquisition in United States dollars. The amount outstanding as of June 30, 2007 is $133,391, which is treated as a demand loan.

14.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The There were no dilutive options and warrants outstanding for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2007, dilutive shares include outstanding warrants to purchase 3,060,000 shares of common stock at an exercise price of $0.50 and warrants to purchase 150,000 shares of common stock at an exercise price of $0.43.

The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount

For the three months ended June 30, 2007:
Net income	$1,393,110

Basic EPS income available to common shareholders	$1,393,110	57,965,000	$0.02

Effect of dilutive securities:
Warrants	-	2,952,777

Diluted EPS inclome available to common shareholders	$1,393,110	60,917,777	$0.02

For the three months ended June 30, 2006:
Net income	$1,302,959

Basic EPS income available to common shareholders	$1,302,959	57,915,000	$0.02

Effect of dilutive securities:
None	-	-

Diluted EPS income available to common shareholders	$1,302,959	57,975,000	$0.02

	Income (Numerator)	Shares (Denominator)	Per Share Amount

For the six months ended June 30, 2007:
Net income	$2,396,203

Basic EPS income available to common shareholders	$2,396,203	57,965,000	$0.04

Effect of dilutive securities:
Warrants	--	2,952,777

Diluted EPS income available to common shareholders	$2,396,203	60,917,777	$0.04

For the three months ended June 30, 2006:
Net income	$1,982,911

Basic EPS income available to common shareholders	$1,982,911	57,915,000	$0.03

Effect of dilutive securities:
None	--	--

Diluted EPS income available to common shareholders	$1,982,911	57,915,000	$0.03

15.	Commitments and Contingencies

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

We also provide on-site teaching services in Harbin, where we have a 36,600 square foot training facility with 17 classrooms that can accommodate 1,200 students. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition for these classes

We generate revenue through our website by selling prepaid debit cards to our subscribers. These debit cards permit the subscriber to download materials from our website over a specified period, usually one year. We recognize revenue from the debit cards when the students use the debit cards to purchase our products. To the extent that the debit cards expire unused, we recognize the remaining balance of the debit card at that time. We also recognize revenue from our online education business through the sale of advertising on our website. We recognize revenue from our training centers classes ratably over the term of the course, and we recognize revenue from face-to-face tutorials to students are our training center and face-to-face information technology training courses.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. At June 30, 2007, we had no accounts receivable.

Our prepaid expenses account for a significant portion of our current assets - approximately $828,000, or 9% of current assets at June 30, 2007. Prepaid expenses are primarily comprised of advance payments made for advertising, services to teachers for online materials and video and prepaid rent. At June 30, 2007, prepayment of advertising was approximately $390,000, prepayment to teachers for the development of educational materials was approximately $264,000, prepayment of rent expense was $127,000, and other prepaid expenses were approximately $47,000. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center. The prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result both manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and both revenue and cost of revenue.

In our on-line education business, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software as well as direct labor cost. This business generates a relatively high gross margin, which was 79.7% for the six months ended June 30, 2007 and 70.5% for the six months ended June 30, 2006. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are faculty and the amortization of intangible assets. This business generates a lower gross margin than the online education business, which was 59.1% for the six months ended June 30, 2007 and 55.7% for the six months ended June 30, 2006. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

Our on-line products and our training services are dependent upon the government’s education policies. Any significant changes in curriculum or testing methods could render all or a significant portion of our library of test papers and our training center obsolete and we may have to devote substantial resources in adapting to the changes.

We have recently added a platform for training agencies and schools to offer their services, and we offer job search guidances and career planning courses to college graduates through this platform. This business has become part of our online education business, since it is presently largely an Internet-based activity.

Because the purchase of both our on-line and our training center is made from discretionary funds, our business is dependent upon both the economy of China and the perception of students that they will benefit from improving their ability to perform well on standardized tests which are given before middle school, high school and university.

In December 2006, we acquired, for approximately $1.0 million all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-site training on network engineering and ACCP software engineering to computer vocational training school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in China for vocational training. The acquisition includes six classrooms for on-site education classes, six computer rooms and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering.

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

In connection with the organization of our subsidiary, Beijing Hua Yu Hui Zhong Technology Development Co., we gave an unrelated governmental entity a 30% ownership in interest in the contributed capital of that subsidiary. This transfer of ownership is reflected as goodwill on our consolidated financial statements. At June 30, 2007, goodwill incurred in connection with this transaction was $43,696. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Our evaluation of goodwill completed during the year resulted in no impairment losses. There were no impairments recorded during the year ended December 31, 2006.

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

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon customers download prepaid study materials. Prepaid debit cards allow our subscribers to purchase a predetermined monetary amount of download materials posted on our website. Prepaid service contracts are amortized to income on a straight line basis over the length of the service contract. These service contracts allow the user to obtain materials for a designed period of time. At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenues are recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenues when the prepaid debit card has expired. Revenue from advertising on our website is recognized when the advertisement is run. Since advertising customers are billed monthly, there are no unearned advertising revenues.

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended June 30, 2007 and 2006:

	(Dollars in thousands)
	Three Months Ended June 30,
	2007		2006

Revenue	$4,350	100%	$2,166	100%
Cost of sales	848	19.5%	663	30.6%
Gross profit	3,502	80.5%	1,503	69.4%
Income from operations	1,868	42.9%	1,299	59.9%
Interest expense	389	8.9%	-	-
Other income	66	1.5%	4	0.2%
Income before income taxes	1,546	35.5%	1,303	60.1%
Provision for income taxes	153	3.5%	-	-
Income before minority interest	1,393	32.0%	1,303	60.1%
Net income	1393	32.0%	1,303	60.1%

The following table sets forth information as to the gross margin for our two lines of business for the three months ended June 30, 2007 and 2006.

	Dollars in thousands
	Three Months Ended June 30,
	2007	2006
Online Education:
Revenue	$3,718	$1,752
Cost of sales	620	466
Gross profit	3,098	1,286
Gross margin	83.3%	73.4%
Training center
Revenue	632	414
Cost of sales	228	197
Gross profit	404	217
Gross margin	64.0%	52.4%

Three Months Ended June 30, 2007 and 2006

Revenues for the three months ended June 30, 2007 (the “June 2007 quarter”) increased by approximately $2.2 million, or 101%, in 2007 to approximately $4.3 million for the three months ended June 30, 2006 (the “June 2006 quarter”). The increase in revenue reflected increases of approximately $2.0 million from the online education division and approximately $200,000 for the training center. Advertising income is included in our online education revenue. Advertising income increased as the result of the increased awareness of our website, which resulted in more viewers coming to our website, thus enabling us to increase our advertising income to $471,000, an increase of $120,000. During 2006 and 2007, we added several new programs for vocational studies and certification programs, which provides new source of income for our online education business.

Our overall cost of sales increased by approximately $185,000 to $848,000 in the June 30, 2007 quarter, as compared to approximately $663,000 in the June 30, 2006 quarter. The increase in cost of sales reflects a $154,000 increase in our cost of sales for the online education division for the June 30, 2007 quarter while the remaining $31,000 of the increase was from the training center division. The online gross margin for the June 30, 2007 quarter also reflects an increase in advertising revenue which has no substantial cost associated with it. The online training division gross margin increased to 83.3% in the June 30, 2007 quarter from 73.4% in the June 30, 2006 quarter due to the fact that online costs are somewhat fixed and margins increase with volume. In the training center division gross margin increased to 64.0% in the June 30, 2007 quarter from 52.4% in the June 30, 2006 quarter due to less amortization of training center related intangible assets and decreased payments to lecturers.

Selling expenses increased by approximately $970,000 or 815% to approximately $1,089,000 in the June 30, 2007 quarter from approximately $119,000 in the June 30, 2006 quarter. Until the middle of 2006, we did not have a significant selling effort, which is reflected in the modest selling expenses in the June 2006 quarter. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative expenses increased by $359,000, or 454%, to $438,000 in the June 30, 2007 quarter as compared to $79,000 in the June 30, 2006 quarter. The increase is due primarily to an increase in salaries due to the overall growth of our business and increases in travel and telephone expenses.

Depreciation and amortization increased by $100,000, or 1,429%, to $107,000 in the June 30, 2007 quarter, as compared to $7,000, in the June 30, 2006 quarter. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest expense was $388,582 in the June 30, 2007 quarter, which related to the bridge loan which was made in September 2006. There was no interest or debt in the June 30, 2006 quarter.

Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006 and, under the present law, we will benefit from a 50% tax holiday for 2007, 2008 and 2009. As a result, we paid no income tax in the three months ended June 30, 2006, and our income tax for the three months ended June 30, 2007 reflects income tax at 50% of the tax rate of 15%.

As a result of the foregoing, we had net income of $1,393,110, or $.02 per share (basic and diluted), for the June 2007 quarter, as compared with net income of $1,302,959, or $.02 per share (basic and diluted), for the June 2006 quarter.

The following table sets forth information from our statements of operations for the six months ended June 30, 2007 and 2006:

	(Dollars in thousands)
	Six Months Ended June 30,
	2007		2006
Revenue:	$7,436	100%	$3,514	100%
Cost of sales	1,734	23.3%	1,157	32.9%
Gross profit	5,702	76.7%	2,357	67.1%
Income from operations	3,054	41.1%	1,978	56.3%
Interest expense	493	6.6%	-	-
Other income	72	1.0%	5	0.1%
Income before income taxes	2,633	35.4%	1,983	56.4%
Provision for income taxes	237	3.2%	-	-
Income before minority interest	2,396	32.2%	1,983	56.4%
Net income	2,396	32.2%	1,983	56.4%

The following table sets forth information as to the gross margin for our two lines of business for the six months ended June 30, 2007 and 2006.

	Dollars in thousands
	Six Months Ended June 30,
	2007	2006
Online Education:
Revenue	$6,345	$2,692
Cost of sales	1,288	793
Gross profit	5,057	1,899
Gross margin	79.7%	70.5%
Training center
Revenue	1,091	822
Cost of sales	446	364
Gross profit	645	458
Gross margin	59.1%	55.7%

Six Months Ended June 30, 2007 and 2006

Revenues for the six months ended June 30, 2007 (the “2007 half-year”) increased by approximately $3.9 million, or 112%, in 2007 to approximately $7.4 million for the six months ended June 30, 2006 (the “2006 half-year”). The increase in revenue reflected increases of approximately $3.7 million from the online education division and approximately $270,000 for the training center. Advertising income is included in our online education revenue. Advertising income increased as the result of the increased awareness of our website, which resulted in more viewers coming to our website, thus enabling us to increase our advertising income to $1 million, an increase of $400,000. During 2006 and 2007, we added several new programs for vocational studies and certification programs, which provides new source of income for our online education business.

Our overall cost of sales increased by approximately $576,000 to $1.7 million in the 2007 half-year, as compared to approximately $1.2 million in the 2006 half-year. The increase in cost of sales reflects a $494,000 increase in our cost of sales for the online education division for the 2007 half-year while the remaining $82,000 of the increase was from the training center division. The online gross margin for the 2007 half-year also reflects an increase in advertising revenue which has no substantial cost associated with it. The online training division gross margin increased to 79.7% in the 2007 half-year from 70.5% in the 2006 half-year due to the fact that online costs are somewhat fixed and margins increase with volume. In the training center division gross margin increased to 59.1% in the 2007 half-year from 40.9% in the 2006 half0year due to decreased payments to lecturers.

Selling expenses increased by approximately $1.6 million or 785% to approximately $1.8 million in the 2007 half-year from approximately $208,000 in the 2006 half-year. Until the middle of 2006, we did not have a significant selling effort, which is reflected in the modest selling expenses in the 2006 half-year. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative expenses increased by $487,000, or 451%, to $596,000 in the 2007 half-year as compared to $108,000 in the 2006 half-year. The increase is due primarily to an increase in salaries due to the overall growth of our business and increases in travel and telephone expenses.

Depreciation and amortization increased by $150,000 or 238%, to $213,000 in the 2007 half-year, as compared to $63,000, in the 2006 half-year. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest expense was $493,000 in the 2007 half-year, which related to the bridge loan which was made in September 2006. There was no interest or debt in the 2006 half-year.

Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006 and, under the present law, we will benefit from a 50% tax holiday for 2007, 2008 and 2009. As a result, we paid no income tax in the six months ended June 30, 2006, and our income tax for the six months ended June 30, 2007 reflects income tax at 50% of the tax rate of 15%.

As a result of the foregoing, we had net income of $2,396,023, or $.04 per share (basic and diluted), for the 2007 half-year, as compared with net income of $1,982,911, or $.03 per share (basic and diluted), for the 2006 half-year.

Liquidity and Capital Resources

Our current assets primarily consist of cash and prepaid expenses. We do not have inventory or accounts receivable, and our other receivables are not significant. Our prepaid expenses are primarily advance payments made to teachers for on-line materials and prepaid rent.

At June 30, 2007, we had cash and cash equivalents of approximately $8.3 million, an increase of approximately $6.5 million, or 361%, from approximately $1.8 million at December 31, 2006. This increase reflected principally the net income generated our business during the six months ended June 30, 2007, as well as a increase in advances by cusomters of approximately $848,000. In May 2007, we sold our convertible notes in the principal amount of $3.4 million, from which we generated net proceeds of approximately $3.2 million. We used approximately $1.36 million to pay outstanding notes.

At June 30, 2007, we had working capital of approximately $4 million, an increase of approximately $2.9 million from working capital of approximately $1.1 million at December 31, 2006. The May 2007 private placement provided us with additional working capital. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses at June 30, 2007 were approximately $448,000, an increase of approximately $237,000, or 112%, from approximately $211,000 at December 31, 2006, resulting from the increased level of business during the quarter.

Notes payable of approximately $3.4 million at June 30, 2007 represents our convertible notes that were sold in May 2007 private placement.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007 and June 30, 2006, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no changes in the Company's internal controls or other factors that could materially affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any deficiencies or material weaknesses.

ITEM 3A(T). CONTROLS AND PROCEDURES

Management’s Internal Control Over Financial Reporting

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are designed to ensure that information required to be disclosed in our reports and filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is accurately recorded, processed, summarized, and reported, according to the rules and regulations and within the time periods proscribed by the Exchange Act. The Company believes that its internal controls and procedures relating to its financial reporting are designed to provide reasonable assurance of achieving the Company’s goals of compliance with the Exchange Act. However, the design of any system of financial control is based upon certain assumptions about the likelihood of future events and is affected by the amount of resources available to a company and inherent risks within any control procedure. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of the inherent limitations in financial disclosure, controls, and procedures, the Company may not be able to prevent or detect all misstatements or failures to comply with the Exchange Act. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are designed by, or under the supervision of, the Company’s Chief Executive Officer and President, and the Company’s Treasurer and Chief Financial and Accounting Officer. The Company’s Chief Executive Officer and President, the Company’s Treasurer and Chief Financial and Accounting Officer, the board of directors, management, and other personnel, are involved in implementing the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures in an effort to provide reasonable assurance regarding the reliability of financial reporting, the preparation of financial statements, and the structural flexibility required to effectuate such procedures.

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are consistent with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records in reasonable detail and accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only with the authorization of the management and directors of the Company; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets, or unauthorized transactions, that could have a material effect on the Company’s financial statements.

The Certifying Officers are aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended June 30, 2007, that could materially affect the Company’s ability to comply with the Exchange Act. The Certifying Officers are aware of no instances during the quarter ended June 30, 2007, whereby the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2007, the Company sold, for a purchase price of $2,400,000, its 3% convertible subordinated notes in the aggregate principal amount of $2,400,000 to three investors. In connection with the financing, the Company entered into a securities purchase agreement with Barron Partners LP, Eos Holdings and Hua-Mei 21st Century Partners, LP pursuant to which the Company issued the notes. A complete description of the transaction relating to the sale of such notes and the terms thereof is described above in Part I. Financial Information, Note 9and is further described in the Company’s Form 8-K filing of May 15, 2007 (File No. 07847895), which should be read in conjunction with this section.

The Company entered into two separate amendments relating to the purchase agreement governing the sale of its 3% convertible subordinated notes in the aggregate principal amount of $2,400,000 as described above. A complete description of the two amendments to the purchase agreement relating to the sale of the Company’s 3% convertible subordinated notes, and the terms of such amendments are detailed in the Company’s Form 8-K filing of June 7, 2007 (File No. 07905141) and the Company’s Form 8-K filing of June 20, 2007 (File No. 07935036), which should be read in conjunction with this section, and the results of such amendments are further described above in Part I. Financial Information, Note 9.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEMS 5. OTHER INFORMATION

The Company filed a preliminary Schedule 14A Proxy Statement on June 15, 2007, and, after the quarter ended June 30, 2007, filed a corresponding Schedule 14A Proxy Statement on July 5, 2007. The Schedule 14A Proxy Statement asked the shareholders to approve an amendment of the Company’s Articles of Incorporation in accordance with the agreement made by the Company and the investors in the private placement as described in the convertible notes sold by the Company as described in its Form 8-K filings of May 15, 2007 (File No. 07847895), June 7, 2007 (File No. 07905141), and the Company’s Form 8-K filing of June 20, 2007 (File No. 07935036). The Company’s preliminary Schedule 14A Proxy Statement should be read in conjunction with this section.

ITEM 6. EXHIBITS

(a) Exhibits.

3.1
Articles of Incorporation filed December 2, 1996 in the State of North Carolina is incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of the Company (File No. 333-101167) filed on November 13, 2002

3.2	Articles of Amendment dated May 23, 2002 is incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of the Company (File No. 333-101167) filed on November 13, 2002

3.3
Articles of Amendment filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005

3.4	ByLaws of the Company are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of the Company filed on February 7, 2003 (File No. 333-101167)

10.1
Stock Transaction Agreement between and among the Company and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 10-KSB filed on April 17, 2006 is hereby incorporated herein by reference to Exhibit 10.1 to the Form 10-SB Registration Statement of the Company filed on June 30, 2006.

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

10.12
Securities purchase agreement dated May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of the Company filed on May 15, 2007.

10.13	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of the Company filed on May 15, 2007.

10.14	3% Convertible Note issued to Eos Holdings is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of the Company filed on May 15, 2007.

10.15	3% Convertible Note issued to Hua-Mei 21st Century Partners, LP is hereby incorporated herein by reference to Exhibit 99.4 to the Form 8-K of the Company filed on May 15, 2007.

10.16
Registration rights agreement, dated May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.5 to the Form 8-K of the Company filed on May 15, 2007.

10.17
Closing escrow agreement, dated May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.6 to the Form 8-K of the Company filed on May 15, 2007.

10.18
Letter agreement dated May 8, 2007 between the Company and SBI Advisors LLC, and related payment letter is hereby incorporated herein by reference to Exhibit 99.7 to the Form 8-K of the Company filed on May 15, 2007.

10.19
Amendment dated as of May 23, 2007 to the securities purchase agreement dated May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of the Company filed on June 7, 2007.

10.20	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of the Company filed on June 7, 207.

10.21
Closing escrow agreement, dated May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of the Company filed on June 7, 2007.

16.1	Letter on change in certifying accountant is incorporated hereby by reference to the Form 8-K current report of the Company dated January 4, 2007.

31.1	Certification of Xi Qun Yu

31.2	Certification of Wang Chunqing

32	Certification of Xi Qun Yu and Wang Chunqing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Education Alliance, Inc.

Date: August 14, 2007	By:
Xi Qun Yu Chief Executive Officer and President

By:
Wang Chunqing
Chief Financial Officer