Form 10QSB
period 2007-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2007-11-14
CIK 1203900

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 333-

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

Number of shares outstanding of each of the issuer's classes of common equity as of November 9, 2007: 19,322,041 shares of common stock. **

Transitional Small Business Disclosure Format (check one): Yes ☐   No☒

** Adjusted to reflect a 1-for-3 reverse stock split which was effective as of October 12, 2007 and excludes 944,445 shares of common stock which are held in escrow pursuant to a securities purchase agreement described in this report. None of such shares held in escrow are treated as being beneficially owned by any shareholders.

CHINA EDUCATION ALLIANCE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$9,283,075
Other receivables	15,000
Prepaid expenses	1,164,729
Total current assets	10,462,804

Property and equipment, net	6,909,429

Franchise rights	603,067
Goodwill	43,696

$18,018,996

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$453,891
Deferred revenues	1,782,499
Notes payable	3,400,000
Total current liabilities	5,636,390

Minority interest	-

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, none issued and outstanding)	-
Common stock ($0.001 par value, 150,000,000 shares authorized, 19,321,667 issued and outstanding)	19,322
Additional paid-in capital	3,024,817
Accumulated other comprehensive income	671,158
Retained earnings	8,766,791
Total stockholders' equity before related parties offset	12,482,088
Advances to related parties	(99,482)
Total stockholders' equity net of advances to related parties	12,382,606

$18,018,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Online education revenues	$3,613,550	$1,743,612	$9,958,203	$4,436,074
Training center revenues	1,474,969	540,910	2,566,298	1,362,705
Total revenue	5,088,519	2,284,522	12,524,501	5,798,779

Cost of Goods Sold
Online education costs	568,334	442,221	1,855,951	1,235,770
Training center costs	402,225	291,813	848,314	655,627
Total cost of goods sold	970,559	734,034	2,704,265	1,891,397

Gross Profit
Online education gross profit	3,045,216	1,301,391	8,102,252	3,200,304
Training center gross profit	1,072,744	249,097	1,717,984	707,078
Total gross profit	4,117,960	1,550,488	9,820,236	3,907,382

Operating Expenses
Selling expenses	1,573,632	257,193	3,412,798	465,086
Administrative	317,407	75,795	913,073	184,026
Depreciation and amortization	128,124	26,468	341,301	89,249
Total operating expenses	2,019,163	359,456	4,667,172	738,361

Other Income (Expense)
Other Income	243,156	-	298,650	-
Interest income	18,253	5,127	34,339	10,049
Interest expense	(49,094)	-	(542,173)	-
Total other income (expense)	212,315	5,127	(209,184)	10,049

Net Income Before Provision for Income Tax	2,311,112	1,196,159	4,943,880	3,179,070

Provision for Income Taxes
Current	158,469	-	395,214	-
Deferred	-	-	-	-
	158,469	-	395,214	-

Net Income Before Minority Interest	2,152,643	1,196,159	4,548,666	3,179,070

Minority Interest in loss of subsidiary	-	-	-	-

Net Income	$2,152,643	$1,196,159	$4,548,666	$3,179,070

Basic Earnings Per Share	$0.11	$0.06	$0.24	$0.16

Basic Weighted Average Shares Outstanding	19,321,667	19,305,000	19,319,249	19,305,741

Diluted Earnings Per Share	$0.11	$0.06	$0.22	$0.16

Diluted Weighted Average Shares Outstanding	20,284,937	19,305,000	20,282,519	19,305,741

The Components of Other Comprehensive Income
Net Income	$2,152,643	$1,196,159	$4,548,666	$3,179,070
Foreign currency translation adjustment	(210,170)	30,776	48,596	49,843

Comprehensive Income	$1,942,473	$1,226,935	$4,597,262	$3,228,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net Income	$4,548,666	$3,179,070
Adjustments to reconcile net cash provided byoperating activities
Depreciation and amortization	601,441	238,621
Amortization of loan discount	420,639	-
Stock issued for services	15,900	-
Warrants issued for services	12,371	-

Net change in assets and liabilities
Inventories		449
Other receivables	40,535	-
Prepaid expenses and other	(90,338)	(65,647)
Accounts payable and accrued liabilities	239,609	(52,008)
Advances by customers	1,468,542	180,371

Net cash provided by operating activities	7,257,365	3,480,856

Cash flows from investing activities
Purchases of fixed assets	(1,738,502)	(217,816)

Net cash (used in) investing activities	(1,738,502)	(217,816)

Cash flows from financing activities
Issuance of common stock	-	7,000
Payments on loans	(1,530,000)	-
Proceeds from loans	3,400,000	1,530,000
Advances from(payments to) related parties	(237,443)	163,558

Net cash provided by financing activities	1,632,557	1,700,558

Effect of exchange rate	293,316	49,843

Net increase in cash	7,444,736	5,013,441

Cash and cash equivalents at beginning of year	1,838,339	597,444

Cash and cash equivalents at end of year	$9,283,075	$5,610,885

Supplemental disclosure of cash flow information

Interest paid	$297,838	$-

Taxes paid	$-	$-

Stock issued for services	$15,900	$-

Value of warrants issued for services	$12,371	$-

Value of warrants from convertible debt	$339,076	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Description of Business

Nature of organization - China Education Alliance, Inc. (the “Company” or “CEDA”), formerly known as ABC Realty Co., was originally organized under the laws of the State of North Carolina on December 2, 1996. ABC Realty Co.’s primary purpose was to act as a broker or agent in residential real estate transactions. On September 15, 2004, ABC Realty was reorganized pursuant to the Plan of Exchange to acquire Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation formed on August 9, 2004 in the City of Harbin of Heilongjiang Province, The People’s Republic of China (or, the "PRC"), with an authorized capital of $60,386 (RMB500,000).

On September 15, 2004, ABC Realty Co. executed a Plan of Exchange with ZHLD, the shareholders of ZHLD and Duane C. Bennett, the former Chairman of ABC Realty Co., pursuant to which the shareholders of ZHLD exchanged all of their registered capital of $60,386 for 55,000,000 shares of common stock of the Company, or approximately 95% of the Company’s common stock. On November 17, 2004, ABC Realty Co. changed its name to China Education Alliance, Inc. On December 13, 2004, China Education Alliance, Inc. consummated the Plan of Exchange with ZHLD and ZHLD's shareholders. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a recapitalization of ZHLD.

ZHLD is a technology company engaged in the online education industry in China. Its mission is to promote distance learning development in China, to improve the efficiency and effectiveness of elementary education, higher education, vocational education, skill education, continuing education, and professional training programs, and to integrate with the international education system.

Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the PRC on July 8, 2005 with a registered capital of $60,386 and is the wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZHTC with 1% held in trust by Xi Qun Yu for the benefit of China Education Alliance, Inc.

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. The 30% interest in BHYHZ that the Company transferred to The Vocational Education Guidance Center of China for no consideration was treated as goodwill.

The Company’s online education business has established supplemental education and test preparation material for grades kindergarten through high school.

2.	Basis of Preparation of Financial Statements

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 310 of Regulation S-B and U.S. generally accepted accounting principles (“GAAP”), but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these interim statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The accompanying financial statements differ from the financial statements used for statutory purposes in PRC in that they reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with GAAP. The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

These notes and accompanying financial statements retroactively reflect a reverse split that became effective October 12, 2007, see note 18 below. Fractional shares were rounded up resulting in the issuance of 216 shares in excess of the actual conversion rate of 1-to-3.

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, ZHLD, ZHTC and BHYHZ. All inter-company transactions and balances were eliminated. Minority interest in the net assets and earnings or losses of BHYHZ are reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Cumulative losses applicable to minority interest that exceed the minority’s interest in the subsidiary’s capital, the losses in excess of the minority’s interest in the subsidiaries capital are charged against the majority interest. Subsequent profits earned by a subsidiary under such circumstances that are applicable to the minority interests should be allocated to the majority interest to the extent minority losses have been previously absorbed.

Use of Estimates - The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock warrant valuation. Actual results may differ from these estimates.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying Consolidated Balance Sheet for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2007.

Intangible Assets - Intangible assets consist of franchise rights acquired by the Company and are amortized over the lives of the rights agreements, which is five years. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2006 or the nine months ended September 30, 2007.

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are recorded in RMB as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are dealt with as a separate component within shareholders’ equity.

Income Recognition - Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied when customers download prepaid study materials.

Prepaid debit cards allow the Company’s subscribers to purchase a predetermined monetary amount of download materials posted on its website. The Company tracks usage of the debit card and records revenue when the debit card is used.

At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenues are recognized in the month when the card is used. Unused value relating to debit cards is recognized as revenues when the prepaid debit card has expired.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Prepayments Account - Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and videos and prepaid rent. At September 30, 2007, prepaid but not yet aired television advertising totaled $424,093, prepayments to teachers for online materials totaled $424,943, prepayment of rent expense totaled $150,077, and other prepaid expenses were $165,616.

Goodwill - In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit, quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as goodwill on the consolidated financial statements. At September 30, 2007, goodwill relating to this transaction was $43,696. The minority ownership interest share of operating losses of BHYHZ is being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the three and nine months ended September 30, 2007 were $77,122 and $124,297, respectively.

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

Advertising - The Company expensed advertising costs for television spots at the time they were aired and for all other advertising the first time the respective advertising took place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for the three months ended September 30, 2007 and 2006 were $567,297 and $3,079, respectively. The total advertising expenses incurred for the nine months ended September 30, 2007 and 2006 were $760,708 and $28,059, respectively.

Taxation - Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed there.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of the position. The second step is to measure the tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit where there is a greater than 50% likelihood that it will be realized upon ultimate settlement.

The tax position that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met.

The adoption of FIN 48 by the Company on January 1, 2007 did not have a material effect on the Company’s financial position.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a “Wholly Foreign Owned Enterprises” at a rate of 15% of its taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulation from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for the following three years.

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

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the People's Republic of China Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Software companies are eligible for a 14% VAT tax refund under PRC tax policy. The Company applied for and received VAT refunds of $56,427 and $298,650 for the three and nine months ended September 30, 2007, respectively. These refunds were included in other income on the financial statements at September 30, 2007.

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

Retirement Benefit Costs - According to the PRC’s regulations on pensions, the Company contributes to a defined contribution retirement program organized by the municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the program. Contributions to the program are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this program. Contributions to the pension fund for the three months ended September 30, 2007 and 2006 were $10,531 and $993, respectively, and contributions to the pension fund for the nine months ended September 30, 2007 and 2006 were $42,734 and $2,916, respectively.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of September 30, 2007 because of the relatively short-term maturity of these instruments.

Reclassifications - Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 became effective on January 1, 2007. Implementation of FIN 48 became no material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 became effective on January 1, 2007. The Company does not believe SAB 108 will have a material impact on its results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, the Company anticipates adopting this standard as of January 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on January 1, 2007, and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

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

For the three and nine months ended September 30, 2007 and 2006, no single customer accounted for 10% or more of revenues.

As of September 30, 2007, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

5.	Cash and Cash Equivalents

As of September 30, 2007, Cash and Cash Equivalents consist of the following:

Cash and Cash Equivalents
Cash on Hand	$1,109
Bank Deposits	9,281,966
Total Cash and Cash Equivalents	$9,283,075

6.	Property and Equipment

As of September 30, 2007, Property and Equipment consist of the following:

Property and Equipment
Buildings	$3,342,667
Transportation vehicles	174,944
Communication equipment and software	3,228,061
Furniture and fixtures	1,239,623
Total Property and Equipment	7,985,295
Less: Accumulated Depreciation	(1,075,866)
Property and Equipment, Net	$6,909,429

For the three months ended September 30, 2007 and 2006, depreciation expenses totaled $145,065 and $79,016, respectively, and for the nine months ended September 30, 2007 and 2006, depreciation expenses totaled $453,249 and $157,493, respectively. For the three months ended September 30, 2007 and 2006, depreciation expenses totaling $49,901 and $5,432, respectively, were included in cost of goods sold, and for the nine months ended September 30, 2007 and 2006, depreciation expenses totaling $144,908 and $21,128, respectively, were included in costs of goods sold.

As of September 30, 2007, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

7.	Goodwill

The Company, through its subsidiary ZHLD, owns 70% of BHYHZ. At the time of the formation of BHYHZ, the Company transferred a 30% interest in the initial capital of BHYHZ to a nonaffiliated government entity. The value of this interest at the time of the transfer has been reflected as $43,696 of goodwill at September 30, 2007.

8.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. Therefore, during the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which is amortized over the term of the course. As of September 30, 2007, the Company had deferred revenue of $1,782,499.

9.	Notes Payable

On September 29, 2006, the Company raised gross proceeds of $1,530,000 from the issuance and sale of $1,530,000 aggregate principal amount of secured promissory notes and warrants to purchase 1,530,000 shares of common stock of the Company for an as adjusted exercise price per share of $1.50. The notes, which bear interest at 6% per annum, had a maturity date of March 29, 2007. The notes have been paid in full.

The warrants issued were valued at $203,908 and were treated as a loan discount. The discount was amortized to interest expense over the life of the notes payable. At September 30, 2007, the discount had been fully amortized.

On May 8, 2007, the Company raised, in two installments, a total of $3,400,000 through the issuance of convertible debt in the aggregate principal amount of $3,400,000. A portion of these proceeds was used to pay the bridge note financing described above. In connection with the issuance, the Company’s board of directors and stockholders approved an amendment to the Company’s Articles of Incorporation to create a class of preferred stock. The board and stockholders also approved the terms of a new series of preferred stock to be designated as the Series A Convertible Preferred Stock upon the filing of the amendment to the Company’s Articles of Incorporation.

On October 4, 2007, these notes were convertible into an aggregate of (i) 9,189,189 shares of Series A Convertible Preferred Stock, which are convertible into an aggregate of 3,063,063 shares of common stock, subject to adjustment, and (ii) five-year common stock purchase warrants to purchase 735,632 shares of common stock at $1.50 per share, 2,833,333 shares of common stock at $2.07 per share, 681,034 shares of common stock at $2.40 per share, and 264,368 shares of common stock at $3.00 per share.

The warrants were valued at $339,076 and were treated as loan discounts and amortized immediately to expense in the second quarter of 2007.

The notes provided for interest at 3% per annum. However, upon the conversion of the notes, the Company issued stock and warrants based on the principal amount of the notes. There was no adjustment for the interest. Payment of the notes was subordinated to payment of senior indebtedness, which is defined as indebtedness and obligations to banks, insurance companies and other institutional lenders.

Pursuant to the securities purchase agreement, the Company placed in escrow 944,445 shares of common stock and Mr. Xiqun Yu, the Company’s Chief Executive Officer and principal shareholder, placed in escrow 944,444 shares of common stock. As soon as possible after the filing of the Articles of Amendment and the Certificate of Designation, the Company will issue a certificate for 2,833,333 shares of Series A Convertible Preferred Stock in exchange for the certificate for 944,445 shares of common stock, and the Company shall cancel the certificate representing the shares of common stock initially placed in escrow by the Company. The securities placed in escrow shall be released based on the formula described below.

If the Company’s pre-tax income for 2007 is less than $0.19941 per share, on a fully-diluted basis (the “Target Number”), the percentage shortfall shall be determined by dividing the amount of the shortfall by the Target Number. If the percentage shortfall is equal to or greater than 33 1/3%, then, with respect to the Company’s escrow shares, the 944,445 shares of common stock (or the 2,833,333 shares of Series A Convertible Preferred Stock upon the exchange of the common stock for the preferred stock as described above) shall be delivered to the investors and, with respect to Mr. Yu’s escrow shares, the 944,444 shares of common stock shall be delivered to the Company for cancellation. If the percentage shortfall is less than 33 1/3%, the escrow agent shall:

▪
(i) with respect to the Company’s escrow shares, deliver to the investors such number of shares of common stock as is determined by multiplying the percentage shortfall by 944,445 shares (or 2,833,333 shares of Series A Convertible Preferred Stock upon the exchange of the common stock for the preferred stock as described above), and (ii) deliver to the Company the balance of such shares for cancellation; and

▪
(i) with respect to the shares placed in escrow by Mr. Yu, deliver to the Company such number of shares of common stock as is determined by multiplying the percentage shortfall by 944,444 shares, and the Company shall cancel such shares, and (ii) deliver to Mr. Yu the balance of such shares.

The warrants have a term of five years, and expire in May 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the twelve months following the date of issuance and thereafter only if the sale by the holder of the underlying shares is covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 50% if the Company’s pre-tax income per share of common stock, on a fully-diluted basis, is less than $0.19941. Pre tax-income is defined as income before income taxes determined in accordance with GAAP plus (a) any charges relating to the transaction contemplated by the securities purchase agreement and the registration rights agreement, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items of income or gain. Pre-tax income shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP. For determining pre-tax income per share, all shares which are outstanding or which may be issuable upon exercise or conversion of options, warrants and other convertible securities are deemed to be outstanding, regardless of whether the shares would be counted for purposes of computing diluted earnings per shares under GAAP. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants.

The securities purchase agreement also obligated the Company, within 90 days after the closing, which was August 6, 2007, to appoint such number of independent directors as would result in a majority of its directors being independent directors and to establish an audit committee composed solely of independent directors and a compensation committee comprised of a majority of independent directors. Thereafter, the Company’s failure to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason, would result in the imposition of liquidated damages which are payable in cash or additional shares of Series A Convertible Preferred Stock. The liquidated damages are computed in an amount equal to 12% per annum of the principal amount of notes outstanding, up to a maximum of $408,000, which is payable in cash or stock, at the election of the investors. The Company’s failure to comply with these requirements resulted in its payment of liquidated damages through the payment of $77,128 or the issuance of 208,456 shares of series A Convertible Preferred Stock as of October 15, 2007. The investors elected to take payment in stock, and the Company issued the shares in October 2007.

The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 60 days after the closing, which was July 7, 2007, a registration statement covering the common stock issuable upon conversion of notes and the Series A Convertible Preferred Stock and exercise of the warrants. The Company was also required to have the registration statement declared effective by the SEC not later than 120 days after the completion of the 60-day period, which was November 5, 2007. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. The Company is currently in default of the registration rights agreement for failing to file the registration statement by July 7, 2007 and to have the registration statement declared effective by November 5, 2007. The agreement provides that the liquidated damages are a maximum of 2,130 Series A Convertible Preferred Stock per day, with a maximum of 900,000 shares of Series A Convertible Preferred Stock. However, since, pursuant to the SEC’s rules relating to secondary offerings, we are not able to register all of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock or exercise of the warrants, the number of shares is reduced to a fraction of 2,130 shares, of which the numerator is the number of shares being registered (2,527,000) and the denominator is the number of shares issuable upon conversion of all of the Series A Convertible Preferred Stock (3,063,063), which is 1,755 shares per day. The Company may defer the issuance of any such shares of Series A Convertible Preferred Stock until the first date after the required effectiveness date that it was required to pay liquidated damages.

Since the registration statement was filed on September 13, 2007, or 68 days late, and the Company’s registration statement failed to become effective by November 5, 2007, the Company will be required to issue 119,340 shares of Series A Convertible Preferred Stock as liquidated damages during the fourth quarter related to its failure to file the registration statement within the required time period along with additional liquidated damages of 1,755 shares of Series A Convertible Preferred Stock for each day from November 5, 2007, until the registration statement is declared effective, subject to the overall limitation described above.

The investors have a right of first refusal on future financings.

Except as expressly provided in the notes or the warrants, no investor may convert the notes or the Series A Convertible Preferred Stock into shares of common stock or exercise the warrants to the extent that such conversion or exercise would result in beneficial ownership by such investor and its affiliates of more than 4.9% of the then outstanding number of shares of common stock on such date. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. This provision cannot be modified.

On October 4, 2007 these notes were automatically converted into the Company’s Series A Convertible Preferred Stock, see note 18 below.

10.	Income Taxes

On September 15, 2004, China Education Alliance, Inc. executed a Plan of Exchange with Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation organized and existing under the laws of the PRC. ZHLD applied to qualify as a foreign invested company immediately after the merger, and a business license was approved for such qualification on April 8, 2005. According to Chinese taxation policy, there is a 100% income tax exemption or holiday for 2 years and a 50% tax exemption or holiday for 3 years applicable to a foreign invested company, advanced technology company or software development company.  Because ZHLD falls under all three categories, it enjoys this income tax exemption policy from April 8, 2005, the date it obtained approval as a "Wholly Foreign Owned Enterprise." The Company received a 100% tax holiday as of December 31, 2006. Starting January 1, 2007, the Company’s tax exemption will be reduced to 50% of the prevailing 15% tax rate and will continue at this reduced rate for three years subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008. This January 1, 2008 change will increase the enterprise tax rate by 2% per year until it reaches an effective tax rate of 25%.

The tax holiday resulted in tax savings as follows:

	Nine Months Ended September 30,
	2007	2006

Tax savings	$370,791	$476,861

Benefit per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

The Company has a U.S net operating loss carryforward of approximately $495,000 as of December 31, 2006, which will begin to expire in 2025. Certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of September 30, 2007.

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

China Education Alliance, Inc., a North Carolina corporation, is a foreign enterprise for Chinese taxation purposes. As a Wholly Owned Foreign Subsidiary, ZHLD is entitled to a Tax Holiday. ZHLD was granted a tax exemption from the PRC on April 8, 2005 following the merger with China Education Alliance, Inc. This exemption, which covered the years ended December 31, 2005 and 2006, expired on December 31, 2006. However, under present law, the Chinese subsidiary will enjoy a 50% tax exemption for 2007, 2008 and 2009.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2007, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

13.	Amounts due from Shareholder

In December 2004, in connection with ABC Realty Merger (see Note 1), the Company’s principal shareholder and Chief Executive Officer, Xiqun Yu, loaned the Company $100,000 at an interest rate of 9% per annum. This loan was made to enable the Company to pay its expenses relating to the reverse acquisition in U.S. Dollars. At September 30, 2007, the loan had been repaid and there were outstanding advances to shareholders of $99,482 which are shown as an offset to equity on the financial statements.

14.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. There were no dilutive options and warrants outstanding for the three and nine months ended September 30, 2006.

For the three and nine months ended September 30, 2007, dilutive shares include outstanding warrants to purchase 1,020,000 shares of common stock at an exercise price of $1.50 and warrants to purchase 50,000 shares of common stock at an exercise price of $1.29.

The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount

For the three months ended September 30, 2007:
Net income	$2,152,643

Basic EPS income available to common shareholders	$2,152,643	19,321,667	$0.11

Effect of dilutive securities:
Warrants	-	963,270

Diluted EPS income available to common shareholders	$2,152,643	20,284,937	$0.11

For the three months ended September 30, 2006:
Net income	$1,196,159

Basic EPS income available to common shareholders	$1,196,159	19,305,000	$0.06

Effect of dilutive securities:
None	-	-

Diluted EPS income available to common shareholders	$1,196,159	19,305,000	$0.06

	Income (Numerator)	Shares (Denominator)	Per Share Amount

For the nine months ended September 30, 2007:
Net income	$4,548,666

Basic EPS income available to common shareholders	$4,548,666	19,319,249	$0.24

Effect of dilutive securities:
Warrants	--	963,270

Diluted EPS income available to common shareholders	$4,548,666	20,282,519	$0.22

For the nine months ended September 30, 2006:
Net income	$3,179,070

Basic EPS income available to common shareholders	$3,179,070	19,305,741	$0.16

Effect of dilutive securities:
None	--	--

Diluted EPS income available to common shareholders	$3,179,070	19,305,741	$0.16

15.	Commitments and Contingencies

The Company and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse effect on the Company’s financial condition and operations.

16.	Common Stock

On March 7, 2007, the Company issued 10,000 shares of the Company’s common stock valued at $15,900 for services.

17.	Warrants and options

As of September 30, 2007, stock options and warrants to acquire approximately 1,070,000 shares of common stock are held by non-employee consultants and remained unexercised.

Information related to outstanding warrants at September 30, 2007:

Exercise Price	Outstanding December 31, 2006	Granted	Expired or Exercised	Outstanding September 30, 2007	Expiration Date
$1.50	1,020,000	-0-	-0-	1,020,000	9/29/2008
$1.29	50,000	-0-	-0-	50,000	11/22/2009

There were no options outstanding at September 30, 2007.

18.	Subsequent Events

Amendment to Aritcles of Incorporation; Reverse Split.

On October 4, 2007, following approval by the Company’s stockholders on September 27, 2007, the Company’s Articles of Incorporation were amended to:

•
Change the Company’s authorized capital stock to 170,000,000 shares, of which 20,000,000 are shares of preferred stock, par value $.001 per share, and 150,000,000 are shares of common stock, par value $.01 per share.

•
Give the board of directors broad authority to create one or more series of preferred stock and to set forth the designations, rights, preferences, privileges and limitations of the holders of each such series.

•
Grant the board of directors the authority to grant rights, warrants and options which provide that such securities cannot be amended at all or cannot be amended without the consent of a specified percentage of stockholders or classes or groups of stockholders, and such provisions would prohibit the Company from amending the rights, warrants and options unless the requisite consents were obtained.

•
Effect a one-for-three reverse split of the common stock so that each three shares of common stock prior to the reverse split became one share of common stock, with the Company issuing such fractional shares as may be necessary to enable the stockholders to hold a full share.

Automatic Conversion of Promissory Notes

The board of directors created a new series of preferred stock comprised of 20,000,000 shares which were designated as the Series A Convertible Preferred Stock, having the rights, preferences, privileges and limitations set forth below under “Series A Convertible Preferred Stock.”

In May 2007, the Company issued promissory notes in the principal amount of $3,400,000. See note 9. As a result of the filing of both the Articles of Amendment to the Company’s Articles of Incorporation and the Certificate of Designation setting forth the rights, preferences, privileges and limitations for the Series A Convertible Preferred Stock on October 4, 2007, these notes were automatically converted into (i) 9,189,189 shares of Series A Convertible Preferred Stock and (ii) warrants to purchase a total of 735,632 shares of common stock at $1.50 per share, 2,833,333 shares of common stock at $2.07 per share, 681,034 shares of common stock at $2.40 per share and 264,367 shares of common stock at $3.00 per share. The 9,189,189 shares of Series A Convertible Preferred Stock are convertible into 3,063,063 shares of common stock. The number of shares of Series A Convertible Preferred Stock and warrants were based on the principal amount of the notes. Pursuant to the terms of the notes, no adjustment was made with respect to the interest.

Series A ConvertiblePreferred Stock

The Certificate of Designation for the Series A Convertible Preferred Stock provides that:

•	Each share of Series A Convertible Preferred Stock is convertible into one-third of a share of common stock, subject to adjustment.

•
If the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the conversion price (presently $1.11 per share), with certain specified exceptions, the number of shares issuable upon conversion of one share of Series A Convertible Preferred Stock is adjusted to reflect a conversion price equal to the lower price.

•
No dividends are payable with respect to the Series A Convertible Preferred Stock, and while the Series A Convertible Preferred Stock is outstanding, the Company may not pay dividends on or redeem shares of common stock.

•
Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of the Series A Convertible Preferred Stock are entitled to a preference of $0.37 per share before any distributions or payments may be made with respect to the common stock or any other class or series of capital stock which is junior to the Series A Convertible Preferred Stock upon such voluntary or involuntary liquidation, dissolution or winding-up.

•
The holders of the Series A Convertible Preferred Stock have no voting rights. However, so long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the outstanding shares of Series A Convertible Preferred Stock (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, or any preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Convertible Preferred Stock, (c) amend the Company’s Articles of Incorporation or other charter documents in breach of any of the provisions thereof, (d) increase the authorized number of shares of Series A Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

The holders of the Series A Convertible Preferred Stock may not convert the Series A Convertible Preferred Stock to the extent that such conversion would result in the holders owning more than 4.9% of the Company’s outstanding common stock. This limitation may not be amended or waived; however, such limitation does not apply with respect to a change of control. The shares of Series A Convertible Preferred Stock are automatically converted upon a change of control, as defined in the Certificate of Designation.

Warrants

The warrants that were issued upon automatic conversion of the notes into Series A Convertible Preferred Stock have a term of five years, and expire in May 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the twelve months following the date of issuance and thereafter only if the sale by the holder of the underlying shares is covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 50% if the Company’s pre-tax income per share of common stock, on a fully-diluted basis, is less than $0.19941. Pre tax-income is defined as income before income taxes determined in accordance with GAAP plus (a) any charges relating to the transaction contemplated by the securities purchase agreement and the registration rights agreement, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items of income or gain. Pre-tax income shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP. For determining pre-tax income per share, all shares which are outstanding or which may be issuable upon exercise or conversion of options, warrants and other convertible securities are deemed to be outstanding, regardless of whether the shares would be counted for purposes of computing diluted earnings per shares under GAAP. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants. The following table sets forth the exercise price of the warrants if pre-tax income is 20% below the threshold (a “20% shortfall”) and 50% or more below the threshold (a “50% shortfall”):

	$1.50 Warrant	$2.07 Warrant	$2.40 Warrant	$3.00 Warrant
	Exercise Price	Exercise Price	Exercise Price	Exercise Price
Unadjusted	$1.50	$2.07	$2.40	$3.00
20% shortfall	$1.20	$1.656	$1.92	$2.40
50% shortfall	$0.75	$1.035	$1.20	$1.50

The warrants also give the Company the right to redeem the warrants for $.01 per share of common stock issuable upon exercise of the warrants if the trading price per share of the common stock equals or exceeds the greater of (a) $4.14 or 200% of the exercise price for the $2.07 warrants, (b) $4.14 or 276% of the exercise price for the $1.50 warrants, (c) $4.14 or 172.5% of the exercise price for the $2.40 warrants, and (d) $5.25 or 175% of the exercise price for the $1.00 warrants on each trading day in the 20 trading days ending on the date prior to the date on which the warrants are called for redemption provided that the trading volume on each day in the computation period is at least 1,000 shares.

In order for the Company to exercise the right of redemption, a registration statement covering the sale of the underlying shares must be current and effective. In the event that, at any time subsequent to the date on which the warrants are called for redemption, the shares of common stock underlying the warrants are not subject to a current and effective registration statement, the Company’s right to call the warrants for redemption shall terminate with respect to all warrants that have not then been exercised or converted prior to that date.

The securities purchase agreement, the Certificate of Designation for the Series A Convertible Preferred Stock and the warrants provide that those securities may not be exercised or converted if such conversion or exercise would result in the holder and its affiliates having beneficial ownership of more than 4.9% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder. This limitation may not be waived.

The securities purchase agreement also obligated the Company, within 90 days after the closing, which was August 6, 2007, to appoint such number of independent directors as would result in a majority of its directors being independent directors and to establish an audit committee composed solely of independent directors and a compensation committee comprised of a majority of independent directors. Thereafter, the Company’s failure to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason, would result in the imposition of liquidated damages which are payable in cash or additional shares of Series A Convertible Preferred Stock. The liquidated damages are computed in an amount equal to 12% per annum of the principal amount of notes outstanding, up to a maximum of $408,000, which is payable in cash or stock, at the election of the investors. The Company’s failure to comply with these requirements resulted in its payment of liquidated damages through the payment of $77,128 or the issuance of 208,456 shares of series A Convertible Preferred Stock as of October 15, 2007. The investors elected to take payment in stock, and the Company issued the shares in October 2007.

The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 60 days after the closing, which was July 7, 2007, a registration statement covering the common stock issuable upon conversion of notes and the Series A Convertible Preferred Stock and exercise of the warrants. The Company was also required to have the registration statement declared effective by the SEC not later than 120 days after the completion of the 60-day period, which was November 5, 2007. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. The Company is currently in default of the registration rights agreement for failing to file the registration statement by July 7, 2007 and to have the registration statement declared effective by November 5, 2007. The agreement provides that the liquidated damages are a maximum of 2,130 Series A Convertible Preferred Stock per day, with a maximum of 900,000 shares of Series A Convertible Preferred Stock. However, since, pursuant to the SEC’s rules relating to secondary offerings, we are not able to register all of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock or exercise of the warrants, the number of shares is reduced to a fraction of 2,130 shares, of which the numerator is the number of shares being registered (2,527,000) and the denominator is the number of shares issuable upon conversion of all of the Series A Convertible Preferred Stock (3,063,063), which is 1,755 shares per day. The Company may defer the issuance of any such shares of Series A Convertible Preferred Stock until the first date after the required effectiveness date that it was required to pay liquidated damages.

Since the registration statement was filed on September 13, 2007, or 68 days late, and the Company’s registration statement failed to become effective by November 5, 2007, the Company will be required to issue 119,340 shares of Series A Convertible Preferred Stock as liquidated damages during the fourth quarter related to its failure to file the registration statement within the required time period along with additional liquidated damages of 1,755 shares of Series A Convertible Preferred Stock for each day from November 5, 2007, until the registration statement is declared effective, subject to the overall limitation described above.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto, which appear elsewhere in this report.

Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those discussed from time to time in this report, as well as and any risks described in the “risk factors” section of our Registration Statement filed with the U.S. Securities and Exchange Commission on Form SB-2 (file no. 333-146023 and any other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in China, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Overview

Our principal business is the distribution of educational resources through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a data base comprised of such resources as test papers for secondary education courses as well as video on demand. Our data base includes more than 300,000 exams, test papers and courseware for secondary and elementary schools. We also offer, through our website, video on demand, which includes tutoring of past exam papers and exam techniques.

We also provide on-site teaching services in Harbin, where we have a 36,600 square foot training facility with 17 classrooms that can accommodate 1,200 students. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition for these classes.

We generate revenue through our website by selling prepaid debit cards to our subscribers. These debit cards permit the subscriber to download materials from our website over a specified period, usually one year. We recognize revenue from the debit cards when the students use the debit cards to purchase our products. To the extent that the debit cards expire unused, we recognize the remaining balance of the debit card at that time. We also recognize revenue from our online education business through the sale of advertising on our website. We recognize revenue from our training center’s classes ratably over the term of the course, and we recognize revenue from face-to-face tutorials with students who attend our training center and face-to-face information technology training courses.

The laws of China provide the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials, which affects our revenue in our training center business. Although the sale of educational material over the Internet is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable Chinese regulatory authorities.

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. At September 30, 2007, we had no accounts receivable.

Our prepaid expenses account for a significant portion of our current assets - approximately 1,164,729 or 11% of current assets at September 30, 2007. Prepaid expenses are primarily comprised of advance payments made for advertising, services to teachers for online materials and video and prepaid rent. At September 30, 2007, prepayment of advertising for television advertising not yet aired was approximately $424,093, prepayment to teachers for the development of educational materials was approximately $424,943, prepayment of rent expense was $150,077, and other prepaid expenses were approximately $165,616. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center. The prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and both revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. This business segment generates a relatively high gross margin, which was 81.3% for the nine months ended September 30, 2007 and 72.1% for the nine months ended September 30, 2006. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business segment, the principal components of cost of sales are faculty and the amortization of intangible assets. This business segment generates a lower gross margin than the online education business segment, which was 66.9% for the nine months ended September 30, 2007 and 51.9% for the nine months ended September 30, 2006. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

Our on-line products and our training services are dependent upon the government's education policies. Any significant changes in curriculum or testing methods could render all or a significant portion of our library of test papers and our training center obsolete and we may have to devote substantial resources in adapting to the changes.

We have recently added a platform for training agencies and schools to offer their services, and we offer job search guidance and career planning courses to college graduates through this platform. This business has become part of our online education business, since it is currently largely an Internet-based activity.

Because the purchase of both our on-line and our training center is made from discretionary funds, our business is dependent upon both the economy of China and the perception of students that they will benefit from improving their ability to perform well on standardized tests which are given before middle school, high school and university.

In December 2006, we acquired, for approximately $1.0 million, all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-site training on network engineering and ACCP software engineering to computer vocational training school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in China for vocational training. The acquisition includes six classrooms for on-site education classes, six computer rooms and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering.

  We, through our wholly-owned subsidiary, own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to The Vocational Education Guidance Center of China, a non-profit, quasi-government entity, for no consideration in order to enable us to work with the Guidance Center's network to expand our business. The value of this 30% interest, which is based on our cost, is treated as goodwill.

We are in the process of introducing new services aimed at the students who desire to attend vocational school. These students include high school students who do not continue their education at universities and university graduates who are unable to find employment. The core business of our vocation education will be in three main areas: vocation education enrollment, vocational certification, and career development for college graduates. We have collaborated with the China Vocation Education Society in setting up www.360ve.com, which provides information regarding vocation training schools and vocation training both on-line and on-site.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Franchise rights, which we acquired from third parties, are amortized over the lives of the rights agreements, which is five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2006.

In connection with the organization of our subsidiary, Beijing Hua Yu Hui Zhong Technology Development Co., we gave an unrelated governmental entity a 30% ownership in interest in the contributed capital of that subsidiary. This transfer of ownership is reflected as goodwill on our consolidated financial statements. At September 30, 2007, goodwill incurred in connection with this transaction was $43,696. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no impairment losses recorded for the year ended December 31, 2006.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

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

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon customers’ download of prepaid study materials. Prepaid debit cards allow our subscribers to purchase a predetermined monetary amount of download materials posted on our website. Prepaid service contracts are amortized to income on a straight line basis over the length of the service contract. These service contracts allow the user to obtain materials for a designed period of time. At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenues are recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenues when the prepaid debit card has expired. Revenue from advertising on our website is recognized when the advertisement is run. Since advertising customers are billed monthly, there are no unearned advertising revenues.

Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video and prepaid rent.

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching video clips. We value the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent tuition payments and payments for service contracts which are amortized over their respective terms.

We do not have any stock option or other equity-based incentive plans for our officers, directors or key employees. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective on January 1, 2007. This Statement has no current applicability to our financial statements. Management’s adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We anticipate adopting this standard as of January 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. Management adopted this Statement on January 1, 2007 and our adoption of SFAS No. 158 did not have a material impact to our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No.108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2007 and 2006

The following table sets forth information from our statements of operations for the three months ended September 30, 2007 and 2006:

	(Dollars in thousands)
	Three Months Ended September 30,
	2007		2006

Revenue	$5,088,519	100%	$2,284,522	100%
Cost of sales	970,559	19.0%	734,034	32.1%
Gross profit	4,117,960	80.9%	1,550,488	67.9%
Income from operations	2,098,797	41.2%	1,191,032	52.1%
Interest Income (Expense)	(30,841)	.6%	5,127.2%
Other income	243,156	4.7%	-	-%
Income before income taxes	2,311,112	45.4%	1,196,159	52.4%
Provision for income taxes	158,469	3.1%	-
Income before minority interest	2,152,643	42.3%	1,196,159	52.4%
Net income	2,152,643	42.3%	1,196,159	52.4%

The following table sets forth information as to the gross margin for our two lines of business for the three months ended September 30, 2007 and 2006.

	Dollars in thousands
	Three Months Ended Sept. 30,
	2007	2006
Online Education:
Revenue	$3,613,550	$1,743,612
Cost of sales	568,334	442,221
Gross profit	3,045,216	1,301,391
Gross margin	84.3%	74.6%
Training center:
Revenue	1,474,969	540,910
Cost of sales	402,225	291,813
Gross profit	1,072,744	249,097
Gross margin	72.7%	46.1%

Revenues for the three months ended September 30, 2007 (the “September 2007 quarter”) increased by approximately $2.8 million, or 123%, in 2007 to approximately $5.1 million as compared to approximately $2.3 million for the three months ended September 30, 2006 (the “September 2006 quarter”). The increase in revenue reflected increases of approximately $1.9 million from our online education business line and approximately $1.0 million for our training center business line. Advertising income is included in our online education revenue. Advertising income increased as the result of the increased awareness of our website, which resulted in more viewers coming to our website, thus enabling us to increase our advertising income to $539,000, an increase of $3,000 from the comparative prior year period. During 2006 and 2007, we added several new programs for vocational studies and certification programs, which provided new sources of income for our online education business line.

Our overall cost of sales increased by approximately $236,525 to $970,559 in the September 2007 quarter, as compared to approximately $734,034 in the September 2006 quarter. The increase in cost of sales reflects a $126,113 increase in our cost of sales for our online education business line for the September 2007 quarter while the remaining $110,412 of the increase was from our training center business line. The online education gross margin for the September 2007 quarter also reflects an increase in advertising revenue which has no substantial cost associated with it. The online training gross margin increased to 84.3% in the September 2007 quarter from 74.6% in the September 2006 quarter due to the fact that online training costs are somewhat fixed and margins increase with volume. In the training center business line gross margin increased to 72.7% in the September 2007 quarter from 46.1% in the September 2006 quarter due to less amortization of training center related intangible assets and decreased payments to lecturers.

Selling expenses increased by approximately $1,316,439 or 512% to approximately $1,573,632 in the September 2007 quarter from approximately $257,193 in the September 2006 quarter. Until the middle of 2006, we did not have a significant selling effort, which is reflected in the modest selling expenses in the September 2006 quarter. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative expenses increased by $241,612, or 319%, to $317,407 in the September 2007 quarter as compared to $75,795 in the September 2006 quarter. The increase is due primarily to an increase in salaries due to the overall growth of our business and increases in travel and telephone expenses.

Depreciation and amortization increased by $101,656, or 384%, to $128,124 in the September 2007 quarter, as compared to $26,468 in the September 2006 quarter. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest expense was $49,094 in the September 2007 quarter, which related to the bridge loan which was made in September 2006. There was no interest expense or debt in the September 2006 quarter. Interest income increased to $18,253 in the September 2007 quarter as compared to $5,127 September 2006 quarter, which related to earnings on cash balances.

Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006 and, under the present law, we will benefit from a 50% tax holiday for 2007, 2008 and 2009. As a result, we paid no income tax in the three months ended September 30, 2006, and our income tax for the three months ended September 30, 2007 reflects income tax at 50% of the tax rate of 15%, which is subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008. These changes will have the effect of increasing the enterprise tax rate by 2% per year until it reaches and effective tax rate of 25%.

As a result of the foregoing, we had net income of $2,152,643, or $0.11 per share (basic and diluted), for the September 2007 quarter, as compared with net income of $1,196,159 or $.06 per share (basic and diluted), for the September 2006 quarter.

Nine Months Ended September 30, 2007 and 2006

The following table sets forth information from our statements of operations for the nine months ended September 30, 2007 and 2006:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2007		2006
Revenue:	$12,524,501	100%	$5,798,779	100%
Cost of sales	2,704,265	21.5%	1,891,397	32.6%
Gross profit	9,820,236	78.4%	3,907,382	67.4%
Income from operations	5,153,064	41.1%	3,169,021	54.6%
Interest Income (Expense)	(507,834)	4.1%	10,049.17
Other income	298,650	2.4%	-	-%
Income before income taxes	4,943,880	39.5%	3,179,070	54.8%
Provision for income taxes	395,214	3.2%	-	-
Income before minority interest	4,548,666	36.3%	3,179,070	54.8%
Net income	4,548,666	36.3%	3,179,070	54.8%

The following table sets forth information as to the gross margin for our two lines of business for the nine months ended September 30, 2007 and 2006.

	Dollars in thousands
	Nine Months Ended Sept. 30,
	2007	2006
Online Education:
Revenue	$9,958,203	$4,436,074
Cost of sales	1,855,951	1,235,770
Gross profit	8,102,252	3,200,304
Gross margin	81.3%	72.1%
Training center
Revenue	2,566,298	1,362,705
Cost of sales	848,314	655,627
Gross profit	1,717,984	707,078
Gross margin	66.9%	51.9%

Revenues for the nine months ended September 30, 2007 increased by approximately $6.7 million, or 116%, in 2007 to approximately $12.5 million as compared to approximately $5.8 million for the nine months ended September 30, 2006. The increase in revenue reflected increases of approximately $5.5 million from our online education line of business and approximately $1.1 million for our training center business line. Advertising income is included in our online education revenue. Advertising income increased as the result of the increased awareness of our website, which resulted in more viewers coming to our website, thus enabling us to increase our advertising income to $1.6 million, an increase of $392,388. During 2006 and 2007, we added several new programs for vocational studies and certification programs, which provided new sources of income for our online education business line.

Our overall cost of sales increased by approximately $813,000 to $2.7 million for the nine months ended September 30, 2007, as compared to approximately $1.9 million from the comparative prior year period. The increase in cost of sales reflects a $620,000 increase in our cost of sales for our online education business line in 2007 while the remaining $193,000 of the increase was from our training center business line. The online training business line gross margin increased to 81.3% for the nine months ended September 30, 2007 from 72.1% from the comparative prior year period due to the fact that online education costs are somewhat fixed and margins increase with volume. The online education business line gross margin for the nine months ended September 30, 2007 also reflects an increase in advertising revenue which has no substantial cost associated with it. Our training center business line gross margin increased to 66.9% for the nine months ended September 30, 2007 from 51.9% from the comparative prior year period due to decreased payments to lecturers.

Selling expenses increased by approximately $2.9 million, or 634%, to approximately $3.4 million for the nine months ended September 30, 2007 from approximately $465,000 from the comparative prior year period. Until the middle of 2006, we did not have a significant selling effort, which is reflected in the modest selling expenses for the nine months ended September 30, 2006. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative expenses increased by $729,047, or 396%, to $913,073 for the nine months ended September 30, 2007 as compared to $184,026 from the comparative prior year period. The increase is due primarily to an increase in salaries due to the overall growth of our business and increases in travel and telephone expenses.

Depreciation and amortization increased by $252,052, or 282%, to $341,301 for the nine months ended September 30, 2007, as compared to $89,249 in the nine months ended September 30, 2006. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest expense was $542,173 for the nine months ended September 30, 2007, which related to the bridge loan which was made in September 2006. There was no interest expense or debt in the comparative prior year period. Interest income for the nine months ended September 30, 2007 was $34,339 as compared to September 30, 2006 which was $10,049, which related to earnings on cash balances.

Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006 and, under the present law, we will benefit from a 50% tax holiday for 2007, 2008 and 2009. As a result, we paid no income tax in the nine months ended September 30, 2006, and our income tax for the nine months ended September 30, 2007 reflects income tax at 50% of the tax rate of 15%, which is subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008. These changes will have the effect of increasing the enterprise tax rate by 2% per year until it reaches and effective tax rate of 25%.

As a result of the foregoing, we had net income of $4,548,666, or $0.24 per share (basic and diluted), for the nine months ended September 30, 2007, as compared with net income of $3,179,070, or $0.16 per share (basic and diluted), for the comparative prior year period.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our current assets primarily consist of cash and prepaid expenses. We do not have inventory or accounts receivable, and our other receivables are not significant. Our prepaid expenses are primarily advance payments made to teachers for on-line materials and prepaid rent.

At September 30, 2007, we had cash and cash equivalents of approximately $9.3 million, an increase of approximately $7.5 million, or 417%, from approximately $1.8 million at December 31, 2006. This increase reflected principally the net income generated by our business during the nine months ended September 30, 2007, as well as an increase in advances by customers of approximately $1.5 million. In May 2007, we sold convertible notes in the principal amount of $3.4 million, from which we generated net proceeds of approximately $3.2 million. As of September 30, 2007, we used approximately $1.36 million to pay outstanding notes.

At September 30, 2007, we had working capital of approximately $4.8 million, an increase of approximately $3.8 million from working capital of approximately $1.0 million at December 31, 2006. Our May 2007 private placement of convertible notes provided us with additional working capital. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses at September 30, 2007, were approximately $454,000, an increase of approximately $243,000, or 115%, from approximately $211,000 at December 31, 2006, resulting from the increased level of business during the quarter.

Notes payable of approximately $3.4 million at September 30, 2007, represent our convertible notes that were sold in our May 2007 private placement. On October 4, 2007, upon our filing of Articles of Amendment to our Articles of Incorporation, these notes were automatically converted in to shares of Series A Convertible Preferred Stock and warrants to purchase shares of our common stock, as previously disclosed in the Forms 8-K filed with the SEC on May 15, 2007, June 7, 2007 and June 20, 2007.

We believe that our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business to offer services in other parts of China as well as to market and continue the development of our vocational training activities, and it is possible that we may require additional funding for that purpose. Although we do not have any current plans to make any acquisitions, it is possible that we may seek to acquire one or more businesses in the education field, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

The securities purchase agreement for our May 2007 private placement prohibits us (i) from issuing convertible debt or preferred stock until the earlier of five years from the closing or until the investors have converted or exercised and sold the securities issued in the private placement or (ii) from having debt in an amount greater than twice our EBITDA until three years from the closing or until 90% of the securities have been converted or exercised and sold. The investors in the private placement also have a right of first refusal on future financings. These provisions may make it difficult for us to raise money for our operations or for acquisitions.

 ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer/President and our Chief Financial Officer/Principal Accounting Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. They have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Certifying Officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our Certifying Officers have further concluded that, as of the end of such period, our controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no changes in our internal controls or other factors that could materially affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any deficiencies or material weaknesses.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders held on September 27, 2007, our stockholders approved an amendment to our Articles of Incorporation that (i) changed the authorized capitalization to 20,000,000 shares of Series A Convertible Preferred Stock and 150,000,000 shares of common stock and (ii) effected a one-for-three reverse split of our common stock. Our board of directors set the reverse split ratio at one-for-three. As a result of the reverse stock split, every three (3) shares of our common stock were combined into one (1) share of our common stock. The reverse stock split became effective as of the close of business on October 12, 2007. The vote of the stockholders was as follows (which numbers have been adjusted to reflect the one-for-three stock split which was effective October 12, 2007):

For	Against	Abstain	Broker Non-Votes
13,095,091	153,567	2,561	0

As a result of the amendment, our board of directors has the power to set the rights, preferences, privileges and limitations with respect to one or more series of preferred stock, and our board of directors has approved a series of preferred stock, designated the Series A Convertible Preferred Stock. As a result, on October 4, 2007, upon our filing of Articles of Amendment to our Articles of Incorporation, convertible notes in the principal amount of $3,400,000 that were issued in our May 2007 private placement were automatically converted into shares of Series A Convertible Preferred Stock and warrants to purchase shares of our common stock, as previously disclosed in the Forms 8-K filed with the SEC on May 15, 2007, June 7, 2007 and June 20, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits.

3.1	Articles of Share Exchange of the Company filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004

3.2	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007

22	Inspector's Certificate from the Special Meeting of Shareholders held September 27, 2007

31.1	Certification of Xi Qun Yu pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Wang Chunqing pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Xi Qun Yu and Wang Chunqing pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Education Alliance, Inc.

Date: November 13, 2007	By:
Xi Qun Yu Chief Executive Officer and President

By:
Wang Chunqing Treasurer and Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Exhibits

3.1	Articles of Share Exchange of the Company filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004

3.2	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007

22	Inspector's Certificate from the Special Meeting of Shareholders held September 27, 2007

31.1	Certification of Xi Qun Yu pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Wang Chunqing pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Xi Qun Yu and Wang Chunqing pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.