Form 10KSB
period 2007-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2008-03-31
CIK 1203900

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File Number: 333-101167

CHINA EDUCATION ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

58 Heng Shan Road, Kun Lun Shopping Mall
Harbin, The People’s Republic of China 150090

(Address of principal executive offices)

011-86-451-8233-5794

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12(b) of the Exchange Act).
Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: US$17,323,534.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked sale price of such common equity, as of a specified date within the past 60 days: approximately US$17,614,591 as of March 20, 2008. This calculation is based upon the closing sale price of $2.00 per share on March 20, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,492,631** shares of common stock as of March 20, 2008.

** Adjusted to reflect a 1-for-3 reverse stock split which was effective as of October 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-KSB INDEX

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.  We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-KSB. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-KSB describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-KSB could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-KSB or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

ITEM 1. Description of Business

Overview

We are an education service company that provides on-line education and on-site training in China. We were organized to meet what our founders believe is an unmet need for educational resources throughout China. Based on the Chinese government’s statistical yearbook for 2004, the government invests more than $60 billion on education each year. According to Chinese tradition, spending on education resources is one of the family’s major expenditures. However, just as economic development is not even throughout China, there is an uneven allocation of educational resources in China. In general, only students who pass the numerous examinations which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that the examination-oriented education has created a market for products from companies that address this need.

Our principal business is the distribution of educational resources through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. We have a data base comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. Our data base includes more than 300,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, we engage instructors to develop new exams and methodologies for taking the exams. We market this data base under the name “Famous Instructor Test Paper Store.” We also offer, though our website, video on demand, which includes tutoring of exam papers and exam techniques. We compliment the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through our website without charge, we charge our subscribers for such services as the “Famous Instructor Test Paper Store” and the video on demand. Subscribers can purchase debit cards which can be used to download material from our website.

We also provide on-site teaching services in Harbin, which we market under the name “Classroom of Famed Instructors.” We have a 36,600 square foot training facility in Harbin, Heilonjiang Province, China, which has 17 classrooms and can accommodate up to 1,200 students. These classes, which complement our on-line education services, provide classroom and tutoring to our students. The courses primarily cover the compulsory education curriculum of junior, middle and high school. We charge tuition for these classes.

We are introducing a program of on-line vocational training services. We have collaborated with the China Vocation Education Society to set up a website, www.360ve.com, which is an Internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007. We have named this our “Millions of College Students Employment Crossroad” program. Through this program, we offer job search capability and career planning courses for university students. We developed this program in response to the high unemployment rate for China’s college graduates. Many college graduates pursue vocational training after college education in order to find employment. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the hiring corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their changing needs.

Corporate History

We were incorporated in the State of North Carolina on December 2, 1996 under the name of ABC Realty Co. to engage in residential real estate transactions as a broker or agent. Following the September 2004 reverse acquisition described below, our corporate name was changed to China Education Alliance, Inc. At the time of the reverse acquisition, we were not engaged in any business activity and we were considered to be a blank-check shell.

On September 15, 2004, we entered into a Plan of Exchange (the "Agreement") with Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si (“Harbin Zhong He Li Da”), a Chinese corporation and Duane Bennett, our former Chairman of the Board and controlling stockholder, pursuant to which, on December 13, 2004, the closing date of the Agreement:

•
the stockholders of Harbin Zhong He Li Da transferred all of the issued and outstanding stock of Harbin Zhong He Li Da to us and we issued to those stockholders a total of 18,333,334 shares of our common stock, representing 95% of our outstanding common stock after giving effect to the transaction;

•
Duane Bennett caused 3,666,667 shares of common stock that were controlled by him to be transferred to us for cancellation, for which Harbin Zhong He Li Da or its stockholders paid $400,000, of which $300,000 was paid in cash and the balance was paid by a promissory note, which has been paid in full; and

•	we changed our corporate name to China Education Alliance, Inc. on November 17, 2004.

Education Systems in China

Since 1949 when the People’s Republic of China (or the PRC) was founded, the government in China has considered education an important component of its economic and social development.  Recently, with the emergence of its market economy, education has become a priority in China.

According to the National Bureau of Statistics of China for 2003, the gross domestic product of the country was calculated at $1.41 trillion, with an annual real rate of GDP growth at 9.1%.  The average Chinese family sets aside 10% of its savings for education according to the United Nations Educational, Scientific, and Cultural Organization.  We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement.  The educational system in China is under pressure to reform and develop.  On March 14, 2004, the second session of the 10th National’s People’s Congress concluded that China advocates “putting people first” as its development model. The Chinese government sets education as a strategic priority in the China Agenda for Education.

The central government in China, through the Ministry of Education, manages education in China at a macro level, responsible for carrying out related laws, regulations, guidelines and policies of the central government; planning development of the education sector; integrating and coordinating educational initiatives and programs nationwide; maneuvering and guiding education reform countrywide.  To a large degree, the provincial governments are left to implement basic education through development of teaching plans to supplement the required coursework from the central Ministry of Education and the funding of basic education in poorer areas.  Provincial level governments have the main responsibilities for implementing basic education on a day to day basis. Since 1978, the government in China has promulgated a number of administrative regulations relating to education.

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

In China, primary and secondary education takes 12 years to complete.  Primary education generally is six years, junior middle school is three years, and senior middle school is three years. Children generally begin primary school at the age of six.  In 1986, China passed the Compulsory Education Law, which dictates that nine years of education (grades 1 through 9) is compulsory and requires that provincial and local governments take the necessary steps to ensure that all students receive at least the required nine years of education. The goal of the Compulsory Education Law, as well as the subsequent guidelines, was to universalize compulsory education and to eliminate illiteracy among the Chinese people. According to the Bulletin of Statistics on National Educational Development in 1999 issued by the Ministry of Education, the nine-year compulsory education has covered 80% of China’s population since its inception.  In 2002, China began to aggressively incorporate English into its elementary school curriculum.

On March 3, 2004, the State Council approved and disseminated the 2003-2007 Action Plan for Invigorating Education in the 21st Century, which was formulated by the Ministry of Education.  The plan recognizes the need to make China competitive in the world economy and provides a blueprint to speed up educational reform and development in China.  The plan is based on two fundamental concepts to “Rejuvenating China through Science and Education” and “Reinvigorating China through Human Resource Development.”  The objectives of the plan are to establish a well-to-do society and perfect the socialistic market economy in China.  The plan has goals to consolidate and universalize the nine-year compulsory education program and eradicate illiteracy, to continue educational reforms, to improve the quality of education and to provide a system designed to enable the public to have access to quality education. The plan emphasizes the use of information technology in education and training.

Since 2000, the Chinese government has been implementing reform in educational policy to change the orientation of the education system from one based on memory learning to a more individualized creative approach.

On-line Education

Our core business is the exam-oriented education in junior, middle, and high school. We believe that our on-line education programs are in line with the government policy of using information technology to make educational resources available throughout the country. The reforms in education policy has created a demand for new curriculum, updated educational materials and educational resources.  Our portal enables our customers to access the new curriculum created by various levels of government and leading academic experts, which are endorsed by the Ministry of Education. Our courses have the necessary certification or registration with the Ministry of Education.

Our website makes use of its Internet network resources beyond the traditional teaching methods and face-to-face constraints by providing students with access to multi-media resources such as college, middle school and elementary school test papers, courseware designed to prepare students for taking the exams, and video on demand courseware. We market our website as a platform to offer services like “Famed Instructors Test Paper Store” by offering prepaid rechargeable learning debit cards that can be used to purchase our products. The users can download materials for off-line education or study the material on-line.

We believe that through our website, we can help change the uneven distribution of education resources since our material is designed for nationwide exams and, though the Internet, students can have access to our material nationwide. We sell our exam papers, test papers, and video on demand through our website www.edu-chn.com. We offer both exams that were previously given as well as copyrighted exams that were developed by teachers who we hire for that purpose. These examinations cover Chinese primary, middle and upper school exams which are used by students who are primarily in age range of seven to 18.

We have developed some educational software and we own a database covering all levels of basic education from primary school through high school. Our plans for expansion of our business operations include the following:

•	Buildup the infrastructure to ensure fast access and to satisfy the volume that would develop with increasing demand.

•	Develop a nation-wide advertising campaign to increase market awareness of our products.

•	Engage or employ a staff to enhance the material that we offer.

•
Open branch offices in key cities. Even though our website is accessible from anywhere in China, course materials are not standardized throughout China, and there are many differences in both the course material and the resources among the different regions in China. As a result, we believe that we can best serve the students in a region by using our branch offices to employ local teachers who understand the local educational system. In this manner, we can customize our course material to meet the local educational requirements and develop face-to-face tutorial centers to further expand our revenue.

Training Center

We provide on-site teaching services under the “Big Classroom of the Famed Instructors,” our state-of-the-art training center in Harbin. At this center, we offer both classroom training and one-on-one tutoring. The training center has approximately 36,600 square feet, with 17 modern classrooms and a capacity for 1,200 students. The courses cover each phase of compulsory education, which are junior, middle and high school, with high school as the key part. Our courses are provided to compliment regular school classes, and will vary depending on the age of the students as well as the progress of the class. Class subjects include math, physics, chemistry, English and Chinese. We charge students for each class taken. Thus, we determine our enrollment by the number of classes that were taken during a given period of time, and not by the number of individual students. Since the term of the classes vary, we do not schedule classes on a semester basis.

Vocational Training

We are also introducing a program of on-line vocational training services. We have collaborated with the China Vocation Education Society to set up a website, www.360ve.com, which is an Internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007. We are calling this program our “Millions of College Students Employment Crossroad” program. We offer job search capability and career planning courses for university students. We developed this program in response to the high jobless rate for China’s college graduates. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the hiring corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their changing needs.

Through our “Millions of College Students Employment Crossroad” program, we seek to address two problems - one of the need for the university students to find jobs and the other is to satisfy the needs of businesses to hire qualified candidates. We cooperate with business and other entities to enable us to communicate to the students who enroll in this program companies’ employment requirements, including necessary skills, so that students can learn the needs of the businesses while they are at school and can develop educational programs in the universities to enable them to meet the educational requirements of the businesses at which they may seek employment after college and to improve their probably of securing employment after graduation.

The China Vocational Education Society has a large number of institutional members, including provincial education bureaus and more than 1,000 vocational training schools across China. We intend to expand our strategic cooperation with training agencies, especially in the aspects of joint enrollment, the exchange of resources and on-site training agency facilities.

Through this program we work with the China Vocational Education Society, which provides vocational certification, and coordinates our programs with government agencies, including the education and labor ministries, to develop and evaluate programs for vocational education. We have been authorized to provide on-line vocational education and to administer the certification process for certain vocations. However, we are not yet offering theses services.

During December 2006, we acquired all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School for approximately $1 million. The Nangang Compass Computer Training School provided classroom education resources to computer vocational school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in China for vocational training. The acquisition included materials and resources to provide on-site education classes and patented course materials. The Nangang Compass Computer Training School currently has two principal education programs focused on network engineering and ACCP software engineering with 9 on-site classrooms and 9 multimedia/computer classrooms at two centers.

Marketing

We employ sales persons who market our products to the Ministry of Education and the provincial education commissions.  Although the government agencies do not purchase our product, we need to obtain their approval for the use of our programs in connection with the curriculum taught in the schools under their jurisdiction.  Our sales persons also make marketing calls which we use to generate information to assist us in developing new educational products and opportunities.  Our sales force is also actively involved with educators in developing curriculums based on the products we produce.

We intend to use our web-based educational portal to assist us in marketing our educational products. This portal provides data and other materials free of charge and also provides users with the ability to download our products at a charge.

We also market our Training Center and Vocational products by way of the following methods: (A) directly at conferences and events where we invite teachers, students and their families to learn about our education materials; (B) through various internet links and search engines; (C) by traditional media advertising, such as TV and newspaper advertisements; and (D) through fliers and as gifts handed out to students in front of high schools and other major education institutions. We are also able to attract users by word of mouth and referrals from current students or users.

Competition

We compete with a number of Chinese and international companies that sell educational materials in the Chinese market. Many of our competitors are larger, more established companies, many of which have diverse businesses and are better capitalized.  In some cases, these are new companies that are entering the educational market in China and may offer products and services at lower costs to build market share.

Government Regulations

The education industry in China is heavily regulated at all levels - national, provincial and local. Chinese practices and policies have limited contracting with non-Chinese entities in the education industry.  In addition, our business is subject to numerous Chinese rules and regulations, including restrictions on foreign ownership of Internet and education companies and regulation of Internet content. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the Internet are politically sensitive areas of the economy.  We believe that the Ministry of Education and the provincial education commissions prefer to contract with Chinese companies in the industry of education.  As a result, all of our Chinese subsidiaries are staffed with Chinese nationals.  All of our revenue is derived from our Chinese subsidiaries, and our success is dependent on the skill and experience of our subsidiaries.

We are required to obtain and have obtained government approval for setting our prices for classroom coursework and tutorials from the Harbin Commodity Bureau. Currently, the sale of educational material over the Internet is not presently subject to price controls thereby allowing us to set our prices as we deem necessary. We have obtained a license from the appropriate authorities for the conduct of our business.

Employment Contract Law

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (Employment Contract Law), which became effective as of January 1, 2008. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

Pursuant to the Employment Contract Law, employment contracts lawfully concluded prior to the implementation of the Employment Contract Law and continuing as of the date of its implementation shall continue to be performed. Where an employment relationship was established prior to the implementation of the Employment Contract Law but no written employment contract was concluded, a contract must be concluded within one month after its implementation.

We have entered into written employment contracts with all of our employees pursuant to the Employment Contract Law.

Intellectual Property

The exams and other material that is on our website include material which is generally available, such as exams that were previously given, and exams and other material that were developed for us. We engage authors, who are generally teachers, university professors or experts in their fields, to develop material for our websites.  Under the terms of our contracts, we own the copyright on all materials produced for us by these authors. We generally pay each author a fixed fee and a royalty based on sales. We also enter into agreements to use and publish educational materials developed by others, for which we pay for the right to use the materials.

Research and Development

During the fiscal year ended December 31, 2007, we engaged in research and development activities, in an amount of approximately, $51,500, to research the impact of national education changes on students and to develop educational software for suitable student study exchanges.

Employees

As of December 31, 2007, we had 228 employees, consisting of four executives, 17 administrative and finance employees, 76 marketing and sales personnel, 12 research and development staff, eight information employees, 13 design staff, 84 teaching and education administrative staff, and 14 other employees engaged in security, planning, human resources and other activities. None of our personnel are represented under collective bargaining agreements and we believe that we have good relations with our employees. We have entered into written employment contracts with all of our employees pursuant to the Employment Contract Law (as described above).

Risk Factors

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industry, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

Risks Associated with our Business

Our business is dependent upon the Chinese government’s educational policies and programs.

As a provider of educational services, we are dependent upon government educational policies. Almost all of our revenue to date has been generated from the sale of test papers and materials relating to courses at different educational levels. To the extent that the government adopts policies or curriculum changes that significantly alter the testing and course material used in the Chinese educational system, our products could become obsolete, which would affect our ability to generate revenue and operate profitably. We cannot assure you that the Chinese government agencies would not adopt such changes.

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

Our business may be subject to seasonal and cyclical fluctuations in sales.

We may experience seasonal fluctuations in our revenue in some regions in China, based on the academic year and the tendency of parents and students to make purchases relating to their education just prior to or at the beginning of the school year in the autumn.  Any seasonality may cause significant pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements.

Our business is subject to the health of the Chinese economy.

The purchase of educational materials not provided by the state educational system is discretionary and dependant upon the ability and willingness of families or students to spend available funds on extra educational products to prepare them for national examinations. A general economic downturn either in our market or a general economic downturn in China could have a material adverse effect on our revenue, earnings, cash flow and working capital.

We depend on our senior officers to manage and develop our business.

Our success depends on the management skills of Mr. Xiqun Yu, our Chief Executive Officer and President and his relationships with educators, administrators and other business contacts.  We also depend on successfully recruiting and retaining highly skilled and experienced authors, teachers, managers, sales persons and other personnel who can function effectively in China.  In some cases, the market for these skilled employees is highly competitive.  We may not be able to retain or recruit such personnel, which could materially and adversely affect our business, prospects and financial condition.  We do not maintain key person insurance on these individuals.  The loss of Mr. Yu would delay our ability to implement our business plan and would adversely affect our business.

We may not be successful in protecting our intellectual property and proprietary rights.

Our intellectual property consists of old test papers, which are contained in our library, and courseware which we developed by engaging authors and educators to develop these materials.  Our proprietary software products are primarily protected by trade secret laws.  Although we require our authors and software development employees to sign confidentiality and non-disclosure agreements, we cannot assure you that we will be able to enforce those agreements or that our authors and software development employees will not be able to develop competitive products that do not infringe upon our proprietary rights. We do not know the extent that Chinese courts will enforce our proprietary rights.

Others may bring defamation and infringement actions against us, which could be time-consuming, difficult and expensive to defend.

As a distributor of educational materials, we face potential liability for negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute.  Any claims could result in us incurring significant costs to investigate and defend regardless of the final outcome.  We do not carry general liability insurance that would cover any potential or actual claims. The commencement of any legal action against us or any of our affiliates, whether or not we are successful in defending the action, could both require us to suspend or discontinue the distribution of some or a significant portion of our educational material and require us to allocate resources to investigating or defending claims.

We depend upon the acquisition and maintenance of licenses to conduct our business in China.

In order to conduct business in China, we need licenses from the appropriate government authorities, including general business licenses and an education service provider license.  The loss or failure to obtain or maintain these licenses in full force and effect will have a material adverse impact on our ability to conduct our business and on our financial condition.

Our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

Many schools in China, especially those in rural areas, do not have sufficient funds to purchase textbooks, educational materials or computers to use our web-based educational portal.  In addition, provincial and local governments may not have the funds to support the implementation of a curriculum using our educational products or may allocate funds to programs which are different from our products. Our failure to be able to sell our products and services to students in certain areas of China may inhibit our growth and our ability to operate profitably.

Changes in the policies of the government in China could significant impact our ability to operate profitably.

The economy of China is a planned economy subject to five-year and annual plans adopted by the government that set down national economic development goals.  Government policies can have significant effect on the economic conditions of China generally and the educational system in particular.  Although the government in China has confirmed that economic development will follow a model of market economy under socialism, a change in the direction of government planning may materially affect our business, prospects and financial condition.

Inflation in China could negatively affect our profitability and growth.

While the economy in China has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in our costs, it may have an adverse effect on profitability. In order to control inflation in the past, the government has imposed controls in bank credits, limits on loans for fixed assets, and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth which could impair our ability to operate profitably.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with any acquisitions in which we engage, many of which cannot be identified at the time of the acquisition. Such risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our operations and assets in China are subject to significant political and economic uncertainties.

Government policies are subject to rapid change, and the government of the PRC, may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

Price controls may affect both our revenues and net income.

The laws of China provide give the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials. Although the sale of educational material over the Internet is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. As a result, we may not be able to pass on to our students any increases in costs we incur or any increases in the costs of our faculty. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable Chinese regulatory authorities.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of most developed countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most developed countries including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of other developed countries.

Because our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in China.

Our directors and our executive officers reside in the PRC and all of our assets are located in China. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

All of our agreements, which are made by our Chinese subsidiaries, are governed by the laws of China. The Chinese legal system is a civil law system based on written statutes. Accordingly decided legal cases have little precedential value. The government of China has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, these laws are relatively new and their experience in implementing, interpreting and enforcing these laws and regulations is limited. Therefore, our ability to enforce commercial claims or to resolve commercial disputes may be uncertain. The resolution of these matters may be subject to the exercise of considerable discretion by the parties charged with enforcement of the applicable laws. Any rights we may have to specific performance or to seek an injunction under Chinese law may be limited, and without a means of recourse, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in China. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Because substantially all of our funds are held in bank accounts in the PRC which do not provide insurance, the failure of any such bank in which we deposit our funds could affect our ability to continue our business operations.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access our funds to pay our suppliers, employees and other creditors, we may be unable to continue our business operations.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 6.5% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and August 31, 2007. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Recent recalls of Chinese products may affect the market for our stock.

Although we do not sell consumer products in the international market, the recent recalls of Chinese products in the United States and elsewhere could affect the market for our stock by causing investors to invest in companies that are not based on China.

One of our stockholders controls a significant amount of our common stock.

Approximately 59.01% of our outstanding common stock is owned by our Chief Executive Officer, Mr. Xiqun Yu. Mr. Yu presently has the voting power to elect all of our directors and approve any transaction requiring stockholder approval.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

The terms of our May 2007 private placement and the number of outstanding warrants and their exercise price and other terms on which we may issue common stock upon exercise of such warrants, may make it difficult for us to raise additional capital if required for our present business and for any planned expansion. We are prohibited from (i) issuing convertible debt or preferred stock until the earlier of May 2012 or until the investors in our May 2007 private placement have converted or exercised and sold the securities issued in such private placement or (ii) having debt in an amount greater than twice our EBITDA until May 2010 or until 90% of the securities sold in the May 2007 private placement have been converted or exercised and sold. The investors in such private placement also have a right of first refusal on future financings. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to potential investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of our Series A Convertible Preferred Stock (or Series A Preferred Stock) and exercise price of the warrants held by the investors in our May 2007 private placement.

If we issue securities at a price per share less then the exercise price of certain of our warrants or the conversion price of our Series A Preferred Stock, we will be required to adjust the conversion price of our Series A Preferred Stock and reduce the exercise price of certain of our warrants.

The warrants and Series A Preferred Stock issued in the May 2007 private placement contain anti-dilution provisions which will result in a reduction of the exercise price of the warrants and the conversion price of the Series A Preferred Stock if we issue certain securities at a price which is less than the exercise price of the warrants or the conversion price of the Series A Preferred Stock. Anti-dilution adjustments could result in an increase in the investors’ percentage interest in our common stock (as the number of shares of common stock into which the Series A Preferred Stock will be converted will increase) and reduction in the effective per share price paid by the investors. We cannot assure you that there will not be such an adjustment.

We have paid liquidated damages and we may be required to pay additional liquidated damages if our board does not consist of a majority of independent directors and our audit committee does not consist of at least three independent directors.

The securities purchase agreement relating to the May 2007 private placement requires us to appoint and maintain such number of independent directors that would result in a majority of our directors being independent directors, that the audit committee would be composed solely of at least three independent directors and the compensation committee would have a majority of independent directors by August 6, 2007. Liquidated damages are payable at the rate of 12% per annum, with a maximum of 12% of the purchase price, payable in cash or shares of Series A Preferred Stock, as the investors may request. The maximum amount of liquidated damages which may be paid under this provision is $408,000. Our failure to comply with these requirements resulted in our payment of liquidated damages through the payment of $77,128 or the issuance of 208,456 shares of Series A Preferred Stock as of October 15, 2007. The shares of Series A Preferred Stock are convertible into 69,484 shares of common stock. Pursuant to the securities purchase agreement, as amended, the shares of Series A Preferred Stock are valued at the liquidation value, which is $0.37 per share of Series A Preferred Stock. Since the market price for our common stock on October 15, 2007 was $4.00 per share, the market value of the shares issued to the investors was approximately $277,944. The investors waived the right to receive any further liquidated damages for the Company’s failure to comply with these provisions from October 16, 2007 through December 31, 2007. Since January 1, 2008, we have not been in compliance and are currently not in compliance with these provisions. As of March 31, 2008, unless otherwise waived by the investors, we are obligated to pay liquidated damages to the investors in an amount equal to approximately $101,720 or, issue approximately 274,920 shares of Series A Preferred Stock (which are convertible into 91,640 shares of our common stock) to the investors, at the option of the investors. Assuming the investors elect to take the liquidated damages in stock and not waive their right to receive such damages, and based on the market price for one share of our common stock on March 28, 2008, which was $2.20 per share, the market value of the shares which may be issued to the investors is approximately $201,608. Thereafter, if we are required to issue any additional shares of Series A Preferred Stock pursuant to the securities purchase agreement, we are also to issue such additional shares at the $0.37 per share liquidation value. If we are required to issue additional shares pursuant to the liquidated damages provisions of the securities purchase agreement and the market price of our common stock at the time the determination is made is greater than $1.11, which is the common stock equivalent of the liquidation value of the Series A Preferred Stock, the investors will receive more shares of Series A Preferred Stock than they would receive if the number of shares were based on the market value at the time of issuance.

Risks Relating to our Common Stock

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our Board of Directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock other than issuances required pursuant to liquidated damages provisions arising for the agreements we signed in connection with the May 2007 private placement, we may issue such shares in the future.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Rules adopted by the Securities and Exchange Commission, or SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards and impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. In addition, under the current SEC regulations, we will be required to include an auditor’s attestation report of our assessment of our internal control over financial reporting for the year ended December 31, 2008. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit.

Our officers and directors have limited experience with the regulatory requirements for U.S. public companies, which could impair our ability to satisfy public company filing requirements and could increase our securities compliance costs.

All of our officers and directors do not have any prior experience as officers and directors of a U.S. publicly traded company, or in complying with the regulatory requirements applicable to a U.S. public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to U.S. public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. While we believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher until we have developed or acquired internal expertise in these matters.

Because of our cash requirements and restrictions in a certain securities purchase agreement as well as potential government restrictions, we may be unable to pay dividends.

We are prohibited from paying dividends on our common stock while our Series A Preferred Stock is outstanding. In addition, payment of dividends to our stockholders would require payment of dividends by our China subsidiaries to us. This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the United States. Although our subsidiaries’ classification as wholly-owned foreign enterprises under Chinese law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our stockholders.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Because our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are an issuer of penny stock, we will not have the benefit of this safe harbor protection in the event of any claim alleging that material provided by us (i) contained a material misstatement of fact or (ii) was misleading in any material respect because of our failure to include statements necessary to make such material not misleading.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The volatility of and limited trading market in our common stock may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years the market price for our common stock has ranged from $0.26 to $6.40. Any future market price for our shares is likely to continue to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for investors to sell our common stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of a certain resale prospectus filed with the SEC, ordinary brokerage transactions in the open market, pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations or otherwise. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who is an affiliate of our Company and who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a six-month holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to a resale prospectus may have an adverse effect on the market price of our common stock.

ITEM 2. Description of Property

Our main office is located at 58 Heng Shan Road, Kun Lun Shopping Mall Harbin, Heilonjiang Province, China 150090, which has a total area of 4,177 square feet. This space is adequate for our present and our planned future operations. No other businesses operate from this office. We also have a 3,700 square meter (36,600 square foot) building in Harbin which we use for our educational training center and our vocational training center. There is no private ownership of land in China. All land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. We presently have land use rights for our real property described above which expire in 50 years.

We rent approximately 15 classrooms located in Building 36, Zuanli Street, Nangang District, Harbin. We also rent 327 square meters of office space located at Anleli Road A, 4th Floor, Building B, No. 69, Chongwen District, Beijing, China.

One of our executive officers, rents, in the officer’s name and on our behalf, 356 square meters of office space at No.188 Nansihuanxi Road, 4th Floor, No.10 Building, No.1 District, Fengtai District, Beijing, China and dormitory space at Yongwai Boulevard, Tiantian House, Building No. 3, Unit 6, Room 801, Chongwen District, Beijing, China.

 ITEM 3. Legal Proceedings

There is no material legal proceeding pending against us.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5. Market for Common Equity, Related Security Holder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the trading symbol CEUA.OB. The table below presents the high and low sales prices for our common stock for each quarter from January 1, 2006 through December 31, 2007. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from Yahoo Finance.com., adjusted for our one-for-three reverse split.

	High	Low
Year ended December 31, 2006
1st Quarter	2.85	0.26
2nd Quarter	3.30	1.05
3rd Quarter	1.53	0.45
4th Quarter	2.55	0.84

Year ended December 31, 2007
1st Quarter	2.49	1.35
2nd Quarter	1.95	0.78
3rd Quarter	3.00	1.38
4th Quarter	6.40	2.40

As of March 12, 2008, we had 21,492,631 shares of common stock outstanding and held of record by approximately 517 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On March 28, 2008, the closing price of our common stock on the OTC Bulletin Board was $2.20 per share.

We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future. Our securities purchase agreement relating to our May 2007 private placement prohibits us from paying dividends while our Series A Preferred Stock is outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have not adopted any equity compensation plans and have no securities authorized for issuance under any such plans.

Registrar and Stock Transfer Agent

Our stock transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321.

Dividends

We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future. We have not yet formulated a future dividend policy in the event restrictions on our ability to pay dividends are created. Payment of dividends to our stockholders would require payment of dividends by our China subsidiaries to us. This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the United States. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs, and to pay dividends to our stockholders. Although, our subsidiaries’ classification as wholly-owned foreign enterprises under Chinese law permits our subsidiaries to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our stockholders.

Recent Sales of Unregistered Securities

On March 7, 2007, we issued 10,000 shares of restricted common stock to Taylor Raferty Associates Inc. for public relations services in reliance upon Section 4(2) under the Securities Act.

On May 8, and May 31 2007, we sold, 3% convertible subordinated notes in the aggregate principal amount of $3,400,000 to three investors, Barron Partners, LP, Eos Holdings LLC and Hua-Mei 21st Century Partners, LP. The following table sets forth the investment made by each investor, the principal amount of the notes issued to each investor, the number of shares of Series A Preferred Stock which the notes were automatically converted into in October 2007 upon the filing of a certificate of amendment to our Articles of Incorporation, and the number of shares of common stock issuable upon exercise of warrants that were also issued to the investors upon conversion of the notes. The issuance of the shares of Series A Preferred Stock and the warrants was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

	Note	Series A Preferred Stock	Common Stock Issuable on Exercise of Warrants
Barron Partners, LP	$3,175,000	8,581,081	4,208,335
Eos Holdings LLC	$125,000	337,838	170,020
Hua-Mei 21st Century Partners, LP	$100,000	270,270	136,018
Total	$3,400,000	9,189,189	4,514,373

In connection with May 2007 private placement, we paid Brean Murray Carret & Co. a fee of $60,000 and issued to Brean Murray a three-year warrant to purchase 83,334 shares of our common stock at $2.25 per share, and paid cash fees of $48,000 to Huang Jun and $24,000 to Liu Zongbo.

In August 2007 we entered into a consulting agreement for investor relation services with CCG Elite. In connection with such arrangement we issued to CCG Elite a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $1.89 per share in reliance upon Section 4(2) under the Securities Act.

As a result of our failure to have a majority of our board of directors composed of independent directors as of October 15, 2007, we issued 208,456 shares of Series A Preferred Stock to our May 2007 private placement investors. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

Repurchase of Equity Securities

None

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Overview

Our principal business is the distribution of educational resources in China through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a data base comprised of such resources as test papers for secondary education courses as well as video on demand. Our data base includes more than 300,000 exams and test papers and courseware for secondary and elementary schools. We also offer, though our website, video on demand, which includes tutoring of past exam papers and exam techniques.

We also provide on-site teaching services in Harbin, where we have a 36,600 square foot training facility with 17 classrooms that can accommodate 1,200 students. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition for these classes.

We generate revenue through our website by selling prepaid debit cards to our subscribers. These debit cards permit the subscriber to download materials from our website over a specified period, usually one year. We recognize revenue from the debit cards when the students use the debit cards to purchase our products. To the extent that the debit cards expire unused, we recognize the remaining balance of the debit card at that time. We also recognize revenue from our on-line education business through the sale of advertising on our website. We recognize revenue from the classes conducted at our training centers ratably over the term of the courses, and we recognize revenue from face-to-face tutorials to students in our training center and face-to-face information technology training courses.

The laws of China give the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials, which affects our revenue in our training center business. Although the sale of educational material over the Internet is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable Chinese regulatory authorities.

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. At December 31, 2007, we had no accounts receivable.

Prepaid expenses account for a significant portion of our current assets - approximately $1,612,000, or 12% of our current assets at December 31, 2007. Prepaid expenses are primarily comprised of advance payments we make to teachers for their services in preparing on-line materials and video and prepaid rent. At December 31, 2007, prepayment of advertising for television advertising not yet aired was approximately $402,000, prepayment to teachers for the development of educational materials was approximately $144,000, prepayment of rent expense was approximately $285,000, prepayment of software development was approximately $634,000, prepaid consulting fees were approximately $110,000 and other prepaid expenses were approximately $39,000. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent relates to our Beijing office and dormitory rental for our training center. The prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner in which we expense the cost of our materials, there is a difference between our cash flow and our revenue and cost of revenue.

In our on-line education business, the principal components of cost of sales are the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generates a relatively high gross margin, which was 82.4% for the year ended December 31, 2007. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a lower gross margin than the on-line education business, which was 69% for the year ended December 31, 2007. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

Our on-line products and our training services are dependent upon the government’s education policies. Any significant changes in curriculum or testing methods could render all or a significant portion of our library of test papers and our training center obsolete and we may have to devote substantial resources in adapting to the changes.

We have recently added a platform for training agencies and schools to offer their services, and we offer job search guidance and career planning courses to college students and graduates. This business is part of our on-line education business, since it is presently largely an Internet-based activity.

Because the purchase of both our on-line and our training center programs is made from discretionary funds, our business is dependent upon both the economy of China and the perception of students that they will benefit from improving their ability to perform well on standardized tests which are given before middle school, high school and university.

In December 2006, we acquired, for approximately $1.0 million, all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-line education resources to computer vocational training school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in China for vocational training. The acquisition included materials and resources to provide on-site education classes and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering with 9 on-site classrooms and 9 multimedia/computer classrooms at two centers.

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

Results of Operation

Comparison of Years Ended December 31, 2007 and 2006

The following table sets forth information from our statements of operations for the years ended December 31, 2007 and 2006.

	(Dollars)
	Years Ended December 31,
	2007		2006
Revenues:	$17,323,534	100%	$8,324,473	100%
Cost of sales	3,541,309	20.4%	2,563,890	30.8%
Gross profit	13,782,225	79.6%	5,760,583	69.2%
Income from operations	6,274,307	37.0%	2,715,789	32.6%
Interest Expense	(3,548,166)	20.5%	(134,825)	1.6%
Value-added tax refund	860,037	5.0%	-	-
Income before income taxes	3,586,178	21.5%	2,580,964	31%
Provision for income taxes	481,271	2.8%	-	-
Income before minority interest	3,104,907	18.7%	2,580,964	31%
Net income	3,104,907	18.7%	2,624,660	31.5%

Our net cash provided by operating activities was $8.8 million for the year ended December 31, 2007 an increase of $7 million or 375% from $1.8 million for the same period in 2006. This increase was due to an increase in net income of $0.5 million along with non-cash charges related to the issuance of notes payable of $3.5 million, increase of depreciation and amortization of $0.6 million, issuance of equity instruments for services of $0.3 million and increase in deferred revenue of $0.9 million as compared to the year ended December 31, 2006.

We operate in one business segment, that of education, in which we operate in two revenue areas of online education and education training centers. The following table sets forth information as to the gross margin for our two revenue areas for the years ended December 31, 2007 and 2006.

	(Dollars)
	Years Ended December 31,
	2007	2006
On-line Education:
Revenue	$13,623,707	$6,620,519
Cost of sales	2,393,945	1,766,442
Gross profit	11,229,762	4,854,077
Gross margin	82.4%	73.3%
Training center
Revenue	3,699,827	1,703,954
Cost of sales	1,147,364	797,448
Gross profit	2,552,463	906,506
Gross margin	69.0%	53.2%

Revenue. Revenue increased by $8,999,061 or 108% in 2007 to $17,323,534 as compared to $8,324,473 in 2006, resulting in gross profit of $13,782,225 for 2007 as compared to gross profit of $5,760,583 in 2006. The increase in revenue reflected increases of approximately $7 million from our on-line education area and approximately $2 million for our training center area. Advertising income is included in our on-line education revenue. Advertising income increased as the result of the increased awareness of our website, which resulted in more viewers coming to our website, thus enabling us to increase our advertising income to $2.1 million, an increase of $400,000 from the year ended December 31, 2006. During 2006 and 2007, we added several new programs for vocational studies and certification programs, which provided new sources of income for our on-line education area.

Cost of sales. Our overall cost of sales increased by approximately $977,419 to $3,541,309 in 2007 as compared to $2,563,890 in 2006. The increase in cost of sales reflects a $627,503 increase in our cost of sales for our on-line education area in 2007 while the remaining $349,916 of the increase was from our training center segment. The on-line training area gross margin increased to 82.4% in 2007 from 73.3% from 2006 due to the fact that on-line education costs are somewhat fixed and margins increase with volume. The on-line education area gross margin for 2007 also reflects an increase in advertising revenue which has no substantial cost associated with it. Our training center area gross margin increased to 69.0% in 2007 from 53.2% in 2007 due to decreased payments to lecturers.

Selling expenses. Selling expenses increased by approximately $3.8 million, or 270%, to approximately $5.2 million in 2007 from approximately $1,404,000 in 2006. Until the middle of 2006, we did not have a significant selling effort, which is reflected in the modest selling expenses in 2006. Our selling expenses include increased agency fees associated with increased sales of our debit cards.

Administrative expenses. Administrative expenses increased by $308,399, or 20.0%, to $1,825,264 in 2007 as compared to $1,516,319 in 2006. The increase in administrative expenses was due to an increase in professional fees and office expenses offset by decreases in salaries and other administrative expenses.

Depreciation and amortization. Depreciation and amortization increased by $361,033, or 292%, to $484,643 in 2007 as compared to $123,610 in 2006. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest income (expense). Interest expense increased by $3,455,742, or 2445% to $3,603,097 in 2007 as compared to $147,355 in 2006. Interest expense related to the sale of $3,400,000 of convertible notes issued in May 2007 and a bridge loan and associated warrants which was made in September 2006. Interest income in 2007 was $54,931 as compared to 2006 which was $12,530, which related to earnings on cash balances.

Income Taxes. Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax exemption or “holiday” for the first two years after it so qualifies, and thereafter, a 50% tax “holiday” for three years. Since Harbin Zhong He Li Da became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday in 2006. Under the present law, we benefited from a 50% tax holiday for 2007 and will benefit from a 50% tax holiday in 2008 and 2009. As a result, we paid no income tax in 2006, and our income tax for 2007 reflects income tax at 50% of the tax rate of 15%, which is subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008. These changes will have the effect of increasing the enterprise tax rate by 2% per year until it reaches and effective tax rate of 25%.

Net income. As a result of the foregoing, we had net income of $3,104,907, or $0.16 per share basic and $0.14 diluted, for the year ended December 31, 2007, as compared with net income of $2,624,660 or $0.14 per share (basic and diluted), for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our current assets primarily consist of cash and prepaid expenses. We do not have inventory or accounts receivable, and our other receivables are not significant. Our prepaid expenses are primarily advance payments made to teachers for on-line materials and prepaid rent.

At December 31, 2007, we had cash and cash equivalents of approximately $11.8 million, an increase of approximately $9.9 million, or 5,407%, from approximately $1.8 million at December 31, 2006. This increase reflected principally the net income generated by our business during 2007, as well as an increase in advances by customers of approximately $1 million. In May 2007, we sold convertible notes in the principal amount of $3.4 million, from which we generated net proceeds of approximately $3.2 million. As of December 31, 2007, we used approximately $1.36 million to pay outstanding notes and increase working capital.

Our net cash provided by operating activities was $8.8 million for the year ended December 31, 2007, an increase of $7 million or 375% from $1.8 million for the same period in 2006. This increase was due to an increase in net income of $0.5 million along with non-cash charges related to the issuance of notes payable of $3.5 million, increase of depreciation and amortization of $0.6 million, issuance of equity instruments for services of $0.3 million and increase in deferred revenue of $0.9 million as compared to the year ended December 31, 2006.

At December 31, 2007, we had working capital of approximately $11.7 million, an increase of approximately $10.7 million from working capital of approximately $1.0 million at December 31, 2006. Our May 2007 private placement of convertible notes provided us with additional working capital. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses at December 31, 2007, were approximately $423,000, an increase of approximately $212,000, or 100.4%, from approximately $211,000 at December 31, 2006, resulting from the increased level of business during the year.

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

The securities purchase agreement relating to our May 2007 private placement prohibits us (i) from issuing convertible debt or preferred stock until the earlier of five years from the closing or until the investors have converted or exercised and sold the securities issued in the private placement or (ii) from having debt in an amount greater than twice our EBITDA until three years from the closing or until 90% of the securities have been converted or exercised and sold. The investors in the private placement also have a right of first refusal on future financings. These provisions may make it difficult for us to raise money for our operations or for acquisitions.

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

Franchise rights, which we acquired from third parties, are amortized over the lives of the rights agreements, which is five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2007.

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

Prepaid expenses are primarily comprised of advance payments made for services to teachers for on-line materials and video and prepaid rent.

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represents deferred revenue for the purchase of debit cards used to pay for the on-line downloading of education materials, including testing booklets, supplemental materials and teaching video clips. We value the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent tuition payments and payments for service contracts which are amortized over their respective terms.

We do not have any stock option or other equity-based incentive plans for our officers, directors or key employees. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standard No. 123(revised 2004), “Share-Based Payments.”

New Accounting Pronouncements

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

In September 2006, the FASB issued Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. Management adopted this Statement on January 1, 2007 and our adoption of SFAS No. 158 did not have a material impact on our financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact us in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that SFAS 160 will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of FAS 161.

Item 7. Financial Statements

Refer to pages F-1 through F-22

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 19, 2007, we dismissed Murrell, Hall, McIntosh & Co. PLLP (“MHM”) as our independent auditor, with immediate effect and appointed Sherb & Co., LLP as our new independent registered public accounting firm for the fiscal year ended December 31, 2007. We did not have any disagreements with MHM regarding accounting or financial disclosure matters.

Item 8A(T). Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting. Our management, with the participation of our Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, with the participation of our Certifying Officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the framework in Internal Control―― Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. This Annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8.B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with
Section 16(a) of the Exchange Act

Directors and Executive Officers

The following persons are our directors and executive officers:

Name	Age	Position

Xiqun Yu	40	Chairman of the Board of Directors, Chief Executive Officer and President
Chunqing Wang	48	Vice Chairman of the Board of Directors and Chief Financial Officer
James Hsu [1,2]	55	Director
Ansheng Huang[2]	61	Director
Liansheng Zhang [1,2]	66	Director

1  Member of the audit committee.
2  Member of the compensation committee.

Mr. Yu has been our Chairman and Chief Executive Officer since the organization of our subsidiaries in 2001. He has more than 16 years of experience in senior management with several Northern China based enterprises. He was responsible for marketing, strategic planning and designing for many of these corporations. Mr. Yu previously serves ad the chief executive officer of RETONG.COM, and chairman of Harbin Zhonghelida Technology Corporation, Heilongjiang Retong Advertising Co., Ltd. and Heilongjiang Wantong Telecommunication Project Co., Ltd. Mr. Yu is a member of the Council of China Harbin Advertising Association and is a Director of the China Internet Network Association. Mr. Yu received a degree in Business Administration from the Harbin University of Science and Technology in 1989.

Mr. Wang has been our Vice C and Chief Financial Officer since 2004. Mr. Wang holds a certificate of Senior Accountant in China. He has extensive experience in financial management. Mr. Wang served as CFO of Harbin Tian Run Group from 1990 through 2004. From 1986 through 1990, Mr. Wang was a planning department head at the Harbin Bureau of Finance. Mr. Wang served as a financial director for Harbin Battery Manufacturing Company from 1981 through 1986. Mr. Wang is a graduate in industrial accounting from the Harbin College of Economic Carde Management.

Mr. Hsu has been a Director since October 2007. Mr. Hsu has been the president of Global Education Initiatives, Inc., a company which develops higher education collaboration programs between the U.S., Taiwan and China, since 1997. He has also been the chief executive officer of Greater New York Home Care Systems, Inc., a company which provides infusion and other health care services to patients in their homes, since 1998. He is a founder of HeritageEast, a company which promotes cultural exchange between the U.S. and China, and YYnet Communications, a company which specializes in information system services. He received B.A. in Economics from Taiwan University, M.A in Management Science from Yale University and Ph.D. in Industrial and Operations Engineering from the University of Michigan.

Mr. Huang has been a Director since October 2007. Mr. Huang has been the training director of Vocational Education Equipment Commission at the Chinese Vocational Education Association since 1996. From 1991 through 2006, Mr. Huang was the division director of technology development at the China Education Instruction and Equipment Corporation of the Chinese Ministry of Education. Mr. Huang graduated from the Department of Beijing Institute of Education with a Bachelor’s Degree in Physics.

Mr. Zhang has been a Director since October 2007. Mr. Zhang currently serves as Pluralism Director at the Heilongjiang provincial Base of Research and Experiment in Polymer Science & Technology since July 1990. Mr. Zhang has also been appointed as a People’s Representative during the 9th (1998) and 10th (2003) National People’s Congress of China for his extraordinary achievement in Polymer Science and Technology. Mr. Zhang received a Bachelor’s Degree in Organic Chemistry from the Heilongjiang University and Master’s Degree in Polymer Chemistry at the Jillin University. Mr. Zhang was also a visiting scholar at the University of Bradford.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Our current officers, directors and former 10% beneficial owner have each filed one late Form 3, with each report disclosing such officer’s, director’s or former 10% beneficial owner’s shareholdings as of the date such report should have initially been filed with the SEC and a former 10% beneficial owner has filed one late Form 5, with such report relating to four gift transactions that took place in 2006.

Code of Ethics

We have not adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are a small company in which management oversees or has contact with all employees. As a result, we believe we are able to communicate our ethical and business expectations effectively on an informal and personal basis without a written code of ethics. However, we expect to develop a written code of business conduct and ethics in fiscal 2008 in order to meet the requirements of listing on the NASDAQ Capital Markets.

Nominating Committee

We do not have in place any formal procedures by which security holders may recommend nominees to our Board of Directors.

Committees of the Board of Directors

Our Board of Directors has two committees, which were formed in October 2007 - the audit committee and the compensation committee. Prior to October 2007, our entire Board of Directors acted as the audit and compensation committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of our company.

The members of the audit committee are James Hsu and Liansheng Zhang. We are in the process of searching for a third independent board member who will serve on the audit committee and who will meet the qualification of and serve as the audit committee’s “financial expert” as that term is defined in Item 407(d)(5) of Regulation S-B. Although we do not presently have an audit committee charter, we intend to adopt a charter in fiscal year 2008.

The members of the compensation committee are James Hsu, Ansheng Huang and Liansheng Zhang.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by us to our Chief Executive Officer and President. Except with respect to our Chief Executive Officer and President, no other executive officers’ or employees’ total compensation exceeded $100,000 during the year ended December 31, 2007.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Xiqun Yu, Chief Executive Officer and President	2007	$15,000	$-	-	-	-	-	-	$15,000
	2006	$65,500	$-	-	-	-	-	-	$65,500

* Personal benefits received by our Chief Executive Officer and President are valued below the levels which would otherwise require disclosures under the rules of the SEC.

We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, or retirement benefits to our executive officers or directors. We have entered into a five year employment agreement with each of our Chief Executive Officer and our Chief Financial Officer, each of which terminate on August 9, 2009. Under the terms of the employment agreement, our Chief Executive Officer is paid $15,000 per annum and our Chief Financial Officer is paid $10,000 per annum. Pursuant to the employment agreements, the executives are also entitled to a working clothes subsidiary, insurance, medical benefits, unemployment insurance and other benefits pursuant to our standard policies. A copy of the employment agreements are filed as exhibits to this Annual Report.

As of December 31, 2007, we have no standard arrangements under which we will compensate our directors for their services provided to us. However, we may establish such arrangements in the future.

Benefit Plans

We do not have any stock option plan, stock bonus plan, profit sharing plan, or similar plans for the benefit of our executive officers, directors or employees. However, we may establish such plans in the future.

Board Compensation

Our directors did not receive any compensation in their capacity as directors during the fiscal years ended December 31, 2007 and 2006.

Director and Officer Indemnification and Limitations on Liability

Article VIII of our Bylaws limits the liability of our directors, officers and employees to the fullest extent permitted by North Carolina law. Consequently, our directors and officers may not be personally liable for monetary damages regarding their duties as directors.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following tables set forth the ownership, as of March 13, 2008, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, executive officers and our officers and directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address	Number of Shares		Percentage of Outstanding Shares
5% Stockholder
Guilan Feng No. 5 Zy Zhao Yang Wei Hong Shan Street Shang Gan Ling Dist. Yi Chun City Heilongjiang 150090 P. R. China	1,333,334		6.2%
Executive Officers and Directors
Xiqun Yu (1) 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	12,683,335	(1)	59.01%
Chunqing Wang 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	1,000		*
James Hsu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	0		0%
Ansheng Huang 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	0		0%
Liansheng Zhang 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, P.R. China 150090	0		0%
Officers and Directors as a group as a group (five individuals)	12,684,335	(1)	59.01%

*   Less than 1%.

(1)
Mr. Yu has placed 944,445 shares of his common stock in escrow pursuant to the securities purchase agreement relating to our May 2007 private placement, subject to our meeting certain levels of pre-tax income for the year ended December 31, 2007. These shares are included in the number of shares beneficially owned by Mr. Yu. Since we have achieved the pre-tax income per share milestone set forth in the securities purchase agreement, Mr. Yu’s shares will be promptly released from escrow and returned to him.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of February 15, 2008. None of the persons named in the table above own any options or convertible securities.

Barron Partners, LP owns shares of Series A Preferred Stock and warrants to purchase shares of our common stock which, if fully converted and exercised, would result in the ownership, by Barron Partners, LP, of more than 5% of our outstanding common stock. However, the Series A Preferred Stock may not be converted and the warrants may not be exercised if such conversion or exercise would result in Barron Partners LP and its affiliates owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

We have not adopted any equity compensation plans and have no securities authorized for issuance under any such plans.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

Related Transactions with between us and Xiqun Yu

In December 2004, in connection with the consummation of the transactions contemplated by the Plan of Exchange between us, Harbin Zhong He Li Da and Duane Bennett, our former Chairman of the Board and controlling stockholder, Xiqun Yu, our principal stockholder, Chief Executive Officer and Director, loaned us $100,000 at an interest rate of 9% per annum. The loan was made to enable us to pay our expenses in connection with the Plan of Exchange in United States dollars. At December 31, 2007, the loan had been repaid in full.

On September 29, 2006, we raised $1,530,000 from the issuance and sale of secured promissory notes and warrants to purchase 1,530,000 shares of our common stock for an exercise price per share of $1.50. Pursuant to a Guarantee Agreement, dated as of September 29, 2006, Mr. Yu personally guaranteed the payment of such loans (along with any accrued interest) and, pursuant to a Stock Pledge Agreement, dated as of September 29, 2006, pledged 2,619,866 shares of common stock of our Company owned by him as collateral for such loans. The notes, which bore interest at 6% per annum, had a maturity date of March 29, 2007 and have been paid in full in fiscal 2007. Upon payment in full of the notes by us, Mr. Yu’s obligations under the Guarantee Agreement and Stock Pledge Agreement were discharged.

Pursuant to the securities purchase agreement relating to our May 2007 private placement, Mr. Yu placed in escrow 944,445 shares of common stock pursuant to the following provisions. If our 2007 pre-tax income was less than $0.19941 per share, on a fully-diluted basis (the “Target Number”), a percentage shortfall was to be determined by dividing the amount of the shortfall by the Target Number. If the percentage shortfall was equal to or greater than 33 1/3%, the shares of common stock Mr. Yu placed into escrow were to be cancelled by us. If the percentage shortfall was less than 33 1/3%, the escrow agent was to deliver to us for cancellation such number of shares of common stock as would have been determined by multiplying the percentage shortfall by 944,445 shares and deliver to Mr. Yu the balance of such shares. Since we have achieved the pre-tax income per share milestone set forth in the securities purchase agreement, Mr. Yu’s shares will be promptly released from escrow and returned to him.

Other Related Transactions

One of our executive officers, rents, in his name two properties in Beijing, China on our behalf. Our executive officer leases from Beijing Yi De Zhi Bang Technology Limited office space located at Anleli Road A, 4th Floor, Building B, No. 69, Chongwen District, Beijing, China. The lease has a one year term, commencing on October 1, 2007 and terminating on September 30, 2008. The rent for this facility is RMB480,000 per year (approximately US$67,700). The executive officer also leases from Mr. Chen Xu a dormitory space located at Yongwai Boulevard, Tiantian House, Building No. 3, Unit 6, Room 801, Chongwen District, Beijing, China. The term of this lease is three years, commencing on February 1, 2006 and terminating on January 31, 2009. The rent for this facility is RMB120,000 per year (approximately US$16,925.25).

Independent Directors

Our Board of Directors is currently comprised of a majority of independent directors, as such term is defined by the rules of the Nasdaq Stock Market, and such independent directors are James Hsu, Ansheng Huang and Liansheng Zhang. However, our audit committee in comprised of only two independent directors - Messrs. Hsu and Zhang. We are currently looking for a third independent director.

ITEM13. Exhibits

3.1
Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of the Company (File No. 333-101167) filed on November 13, 2002.

3.2
Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of the Company (File No. 333-101167) filed on November 13, 2002.

3.3
Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4
Articles of Share Exchange of the Company filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5
Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with the Company’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	ByLaws of the Company are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of the Company filed on February 7, 2003 (File No. 333-101167).

10.1
Stock Transaction Agreement between and among the Company and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.2
Organization Constitution of Heilongjiang Zhonge Education Training Center dated June 15, 2005, a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.3
Business licenses of Harbin Zhonghelinda Educational Technology Company Limited, a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2005 and filed with the SEC on April 17, 2006.

10.4
Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd. is incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.5
Consulting Agreement with Conceptual Management Limited dated March 20, 2006 is incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.6
Form of Secured Promissory Note dated September 29, 2006, by the Company is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed with the SEC on November 1, 2006.

10.7
Stock Pledge Agreement dated September 29, 2006, between Xiqun Yu and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of the Company filed with the SEC on November 1, 2006.

10.8
Guarantee Agreement dated as of September 29, 2006, among Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si, Heilongjiang Zhonghe Education Training Center, Harbin Zhonghelida Educational Technology Company Limited, Xinqun Yu, and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of the Company filed with the SEC on November 1, 2006.

10.9
Investor Relations Agreement dated November 1, 2006, between the Company and Taylor Rafferty Associates, Inc. is incorporated herein by reference to Exhibit 10.3 to the Form 10-QSB quarterly report of the Company for the period ended June 30, 2006.

10.10
Purchase Contract dated December 28, 2006, between Harbin Zhonghelida Education &Technology Co., Ltd. and Harbin Nangang Compass Computer Training School is incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007.

10.11
Securities Purchase Agreement dated as of May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.12	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of the Company filed with the SEC on May 15, 2007

10.13	3% Convertible Note issued to Eos Holdings is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.14	3% Convertible Note issued to Hua-Mei 21st Century Partners, LP is hereby incorporated herein by reference to Exhibit 99.4 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.15
Registration Rights Agreement, dated May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.5 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.16
Closing Escrow Agreement, dated May 8, 2007, among the Company, Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.6 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.17
Letter agreement dated May 8, 2007 between the Company and SBI Advisors LLC, and related payment letter is hereby incorporated herein by reference to Exhibit 99.7 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.18
Amendment dated as of May 23, 2007 to the Securities Purchase Agreement dated May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of the Company filed with the SEC on June 7, 2007.

10.19	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of the Company filed with the SEC on June 7, 2007.

10.20
Closing Escrow Agreement, dated May, 2007, among the Company, Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of the Company filed with the SEC on June 7, 2007.

10.21
Letter Agreement dated November 30, 2007, among the Company, Barron Partners, LP and the other investors named therein is incorporated herein by reference to Exhibit 10.22 to the Form SB-2/A Registration Statement of the Company (File No. 333-146023) filed with the SEC on December 7, 2007.

10.22	Extracts of Office Rental Agreement dated January 28, 2006 by and between Vocational Education Organization Service Centre and Beijing Hua Yu Hui Zhong Technology Development Co., Limited.

10.23	Extracts of Dormitory Rental Agreement dated January 29, 2006 by and between Chen Xu and Xiqun Yu.

10.24	House Lease Contract dated January 29, 2006 by and between Beijing Yi De Zhi Bang Technology Limited and Beijing Huayuhuizhong Technology Development Co., Ltd.

10.25	Classroom Lease Contract by and between Harbin Songdong OA Co., Ltd and Heilongjiang Zhonghe Education Training Center

10.26	Classroom Lease Contract by and between Harbin Songdong OA Co., Ltd and Heilongjiang Zhonghe Education Training Center

10.27	Employment Contract between Zhonghelida Education Technology Co., Ltd and Xiqun Yu dated August 9, 2004

10.28	Employment Contract between Zhonghelida Education Technology Co., Ltd and Chunqing Wang dated August 9, 2004

16.1
Letter dated December 19, 2007 from Murrell, Hall, McIntosh & Co. PLLP to the SEC is incorporated herein by reference to Exhibit 16.1 to the Form 8-K of the Company filed with the SEC on December 19, 2007.

16.2
Letter dated December 19, 2007 from the Company to Murrell, Hall, McIntosh & Co. PLLP is incorporated herein by reference to Exhibit 16.2 to the Form 8-K of the Company filed with the SEC on December 19, 2007.

21.	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Sherb & Co., LLP

23.2	Consent of Independent Registered Public Accounting Firm - Murrell, Hall, McIntosh & Co., PLLP

31.1	Certification of Xiqun Yu

31.2	Certification of Chunqing Wang

32	Certification of Xiqun Yu and Chunqing Wang

ITEM 14. Principal Accountant Fees and Services

We were billed by Murrell, Hall, McIntosh & Co., PLLP, and Sherb & Co., LLP, each independent public accounting firm, for the following professional services they performed for us during the fiscal years ended December 31, 2006 and 2007 as set forth in the table below.

Name	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

Murrell, Hall, McIntosh & Co., PLLP
December 31, 2006	$20,000	-0-	-0-	-0-
December 31, 2007	$18,000	-0-	-0-	-0-

Sherb & Co., LLP
December 31, 2006	-0-	-0-	-0-	-0-
December 31, 2007	$60,000

In October 2007 we established a standing audit committee. Prior that that time, our full Board of Directors performed all functions of an audit committee, including the pre-approval of the scope and cost of all audit and non-audit services before our Board of Directors engaged an accountant. With respect to the fiscal year ended December 31, 2006 and 2007, all of the services rendered to us by our independent registered public accountants prior to the establishment of our audit committee, were pre-approved by our Board of Directors, and after the establishment of our audit committee, were pre-approved by our audit committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
China Education Alliance, Inc.

We have audited the accompanying consolidated balance sheets of China Education Alliance, Inc. and its Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Education Alliance, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 25, 2008

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

March 16, 2007
Oklahoma City, Oklahoma

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2007

ASSETS

Current Assets
Cash and cash equivalents	$11,778,954
Advances to related parties	108,536
Prepaid expenses	1,612,779
Total current assets	13,500,269

Property and equipment, net	6,186,824

Franchise rights	579,864
Goodwill	43,696

$20,310,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$423,109
Deferred revenues	1,245,507
Total current liabilities	1,668,616

Minority interest	-

Commitments and Contingency	-

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized,
9,397,645 issued and outstanding, aggregate liquidation preference
of $3,383,152)	3,677,944
Common stock ($0.001 par value, 150,000,000 shares authorized,
19,409,830 issued and outstanding)	19,410
Additional paid-in capital	6,378,110
Accumulated other comprehensive income	1,243,541
Retained earnings	7,323,032
Total stockholders' equity before related parties offset	18,642,037

$20,310,653

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006
Revenues
Online education revenues	$13,623,707	$6,620,519
Training center revenues	3,699,827	1,703,954
Total revenue	17,323,534	8,324,473

Cost of Goods Sold
Online education costs	2,393,945	1,766,442
Training center costs	1,147,364	797,448
Total cost of goods sold	3,541,309	2,563,890

Gross Profit
Online education gross profit	11,229,762	4,854,077
Training center gross profit	2,552,463	906,506
Total gross profit	13,782,225	5,760,583

Operating Expenses
Selling expenses	5,198,011	1,404,319
Administrative	1,825,264	1,516,865
Depreciation and amortization	484,643	123,610
Total operating expenses	7,507,918	3,044,794

Other Income (Expense)
Value-added tax refund	860,037	-
Interest income	54,931	12,530
Interest expense	(3,603,097)	(147,355)
Total other income (expense)	(2,688,129)	(134,825)

Net Income Before Provision for Income Tax	3,586,178	2,580,964

Provision for Income Taxes	481,271

Net Income Before Minority Interest	3,104,907	2,580,964

Minority Interest in loss of subsidiary	-	43,696

Net Income	$3,104,907	$2,624,660

Basic Earnings Per Share	$0.16	$0.14
Diluted Earnings Per Share	$0.14	$0.14

Basic Weighted Average Shares Outstanding	19,325,872	19,307,119
Diluted Weighted Average Shares Outstanding	22,549,837	19,307,119

The Components of Other Comprehensive Income
Net Income	$3,104,907	$2,624,660
Foreign currency translation adjustment	965,708	258,766

Comprehensive Income	$4,070,615	$2,883,426

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

		Common Stock			Accumulated
		Number		Additional	Other	Retained	Total
	Preferred	of	Par	Paid-In	Comprehensive	Earnings	Stockholders'
	Stock	Shares	Value	Capital	Income	(Deficit)	Equity

Balance at January 1, 2006	$-	19,305,000	$19,305	$2,446,579	$19,067	$1,593,465	4,078,416

Common stock issued for services	-	6,667	7	6,993	-	-	7,000
Warrants issued for loan discount	-			203,908			203,908
Foreign currency translation adjustment	-	-	-	-	258,766	-	258,766
Net income	-	-	-	-	-	2,624,660	2,624,660

Balance at December 31, 2006	-	19,311,667	19,312	2,657,480	277,833	4,218,125	7,172,750

Common stock issued for services	-	10,000	10	15,890	-	-	15,900
Warrants issued for services	-	-	-	264,401	-	-	264,401
Issuance of warrants with convertible debt	-	-	-	1,887,600	-	-	1,887,600
Beneficial conversion feature with
convertible debt	-	-	-	1,512,400			1,512,400
Conversion of notes payable to
preferred stock	3,400,000	-	-	40,427	-	-	3,440,427
Issuance of preferred stock for
liquidated damages	277,944	-	-	-	-	-	277,944
Cashless exercise of warrants	-	87,789	88	(88)	-	-	-
Foreign currency translation adjustment	-	-	-	-	965,708	-	965,708
Net income	-	-	-	-	-	3,104,907	3,104,907

Balance at December 31, 2006	$3,677,944	19,409,456	$19,410	$6,378,110	$1,243,541	$7,323,032	$18,642,037

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net Income	$3,104,907	$2,624,660
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	975,470	334,974
Amortization of loan discount – warrants attached to loans	1,969,163	122,345
Beneficial conversion feature	1,512,400	-
Warrants issued for services	264,401	-
Preferred stock issued for liquidation damages	277,944	-
Minority interest in loss of subsidiary	-	(43,696)
Stock issued for services	15,900	7,000
Interest on convertible note accounted for as capital contribution	40,427
Net change in assets and liabilities
Other receivables	54,723	(46,460)
Prepaid expenses and other	(291,331)	(1,252,749)
Advances from related parties	(244,480)
Accounts payable and accrued liabilities	211,960	103,616
Deferred revenue	936,141	12,241
Net cash provided by operating activities	8,827,625	1,861,931

Cash flows from investing activities
Purchases of fixed assets	(1,722,718)	(1,738,159)
Acquisition of franchise rights	-	(689,642)
Net cash (used in) investing activities	(1,722,718)	(2,427,801)

Cash flows from financing activities
Payments on loans	(1,530,000)	-
Proceeds from loans	3,400,000	1,530,000
Advances from(payments to) related parties	-	17,999
Net cash provided by financing activities	1,870,000	1,547,999

Effect of exchange rate	965,708	258,766

Net increase in cash	9,940,615	1,240,895

Cash and cash equivalents at beginning of year	1,838,339	597,444

Cash and cash equivalents at end of year	$11,778,954	$1,838,339

Supplemental disclosure of cash flow information

Interest paid	$297,838	$25,010
Taxes paid	$408,749	$-
Value of warrants issued for services	$15,485	$-

Value of preferred stock issued for liquidation damages	$277,944	$-

Non-cash investing and financing activities
Conversion of notes payable to preferred stock	$3,400,000	$-
Cashless exercise of warrants	$88	$-

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business

Nature of organization - China Education Alliance, Inc. (the “Company”), formerly known as ABC Realty Co., was originally organized under the laws of the State of North Carolina on December 2, 1996. ABC Realty Co.’s primary purpose was to act as a broker or agent in residential real estate transactions. On September 15, 2004, ABC Realty Co. was reorganized pursuant to the Plan of Exchange to acquire Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation formed on August 9, 2004 in the City of Harbin of Heilongjiang Province, People’s Republic of China, with an authorized capital of $60,386 (RMB500,000).

On September 15, 2004, ABC Realty Co. executed a Plan of Exchange with ZHLD and Duane C. Bennett, the former Chairman of ABC Realty Co., pursuant to which the shareholders of ZHLD exchanged all of their registered capital of $60,386 for 18,333,334 shares of common stock of the Company, or approximately 95% of the Company’s common stock. On November 17, 2004, ABC Realty Co. changed its name to China Education Alliance, Inc. On December 13, 2004, China Education Alliance, Inc. consummated the Plan of Exchange with ZHLD and ZHLD’s shareholders. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a recapitalization of ZHLD.

ZHLD is a technology company engaged in the online education industry in China. Its mission is to promote distance learning development in China, to improve the efficiency and effectiveness of elementary education, higher education, vocational education, skill education, continuing education, and professional training programs, and to integrate with the international education system.

ZHLD subsidiary Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the People’s Republic of China (the “PRC”) on July 8, 2005 with a registered capital of $60,386 and is a wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZHTC with 1% held in trust by Xiqun Yu for the benefit of China Education Alliance, Inc.

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. The 30% interest in BHYHZ that the Company transferred to The Vocational Education Guidance Center of China for no consideration was treated as an intangible asset.

The Company’s principal business is the distribution of educational resources through the Internet. The Company’s website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. The Company has a data base comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. The data base includes more than 300,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, new instructors are engaged to develop new exams and methodologies for taking the exams. The Company markets this data base under the name “Famous Instructor Test Paper Store.” Also offered, though the website, is video on demand, which includes tutoring of exam papers and exam techniques. The Company compliments the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through the website without charge, our subscribers are charged for such services as the “Famous Instructor Test Paper Store” and the video on demand. Subscribers can purchase debit cards which can be used to download material from the website.

The Company also provides on-site teaching services in Harbin, which are marketed under the name “Classroom of Famed Instructors.” The Company has a 36,600 square foot training facility in Harbin, Heilonjiang Province, China, which has 17 classrooms and can accommodate up to 1,200 students. These classes, which complement our on-line education services, provide classroom and tutoring to our students. The courses primarily cover the compulsory education curriculum of junior, middle and high school. The Company charges tuition for these classes.

The Company operates in one business segment that of education, in which it operates in two revenue areas of online education and education training centers.

2.	Basis of Preparation of Financial Statements

The accompanying financial statements differ from the financial statements used for statutory purposes in PRC in that they have been prepared in compliance with U.S. generally accepted accounting principles (“GAAP”) and reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with GAAP. The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

These notes and accompanying financial statements retroactively reflect a reverse split that became effective October 4, 2007, see Note 18 below. Fractional shares were rounded up resulting in the issuance of 216 shares in excess of the actual conversion rate of 1-to-3.

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD and ZHTC) and its majority owned subsidiary (BHYHZ). All inter-company transactions and balances were eliminated. Minority interest in the net assets and earnings or losses of BHYHZ are reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Cumulative losses applicable to minority interest that exceed the minority’s interest in the subsidiary’s capital, the losses in excess of the minority’s interest in the subsidiaries capital are charged against the majority interest. Subsequent profits earned by a subsidiary under such circumstances that are applicable to the minority interests should be allocated to the majority interest to the extent minority losses have been previously absorbed.

Use of estimates - The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates include values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock warrant valuation. Actual results may differ from these estimates.

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

Expenditures for renewals and betterments are capitalized while repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset are removed from their respective accounts and any gain or loss is recorded in the Statements of Operations.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2007.

Intangible Assets - Intangible assets consist of franchise rights acquired by the Company and are amortized over the lives of the rights agreements, which is five years. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the years ended December 31, 2007 and 2006.

Long-Lived Assets - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are recorded in Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

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

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the applicable interest rates.

Prepayments Account - Prepaid expenses are primarily comprised of advance payments made for Software development and prepaid advertising. At December 31, 2007, prepaid but not yet aired television advertising totaled $401,918, prepayments to teachers for online materials totaled $143,927, prepayment of rent expense totaled $285,269, consulting fees totaled $109,589, software development totaled $633,562 and other prepaid expenses were $38,514.

Intangible Assets - In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit, quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as intangible assets on the consolidated financial statements. At December 31, 2007, intangible asset relating to this transaction was $43,696. The minority ownership interest share of operating losses of BHYHZ are being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the year ended December 31, 2007 was $148,377. The Company will commence amortization of this intangible in the year end December 31, 2008 over an estimated useful life of four years.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of December 31, 2007 was $1,245,507.

Advertising - The Company expenses advertising costs for television spots at the time they are air and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2007 and 2006 were $1,181,817 and $468,825, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to indefinitely invest these earnings in foreign operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of the position. The second step is to measure the tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit where there is a greater than 50% likelihood of being realized upon ultimate settlement.

The tax position that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2007, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 do to its classification as a “Wholly Foreign Owned Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended and ending December 31, 2007, 2008 and 2009.

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

Software companies are eligible for a 14% VAT tax refund under PRC tax policy. The Company applied for and received VAT refunds of $860,037 for the year ended December 31, 2007.

Related party - A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence. As of the year ended December 31, 2007 the Company has advanced to their CEO $108,536. These advances are for funds that the CEO needs to develop the Company. It will be expended as these advances are expended by the CEO.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of December 31, 2007 because of the relatively short-term maturity of these instruments.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

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

For the years ended December 31, 2007 and 2006, no single customer accounted for 10% or more of revenues.

As of December 31, 2007 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred. The Company has not accrued for any losses as of December 31, 2007.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

As of December 31, 2007, Cash and cash equivalents consist of the following:

Cash on Hand	$2,652
Bank Deposits	11,776,302
Total Cash and Cash Equivalents	$11,778,954

6.	Property and Equipment

As of December 31, 2007, Property and Equipment consist of the following:

Buildings	$3,434,247
Transportation vehicles	179,737
Communication equipment and software	2,613,573
Furniture and fixtures	1,273,634
Total Property and Equipment	7,501,191
Less: Accumulated Depreciation	(1,314,367)
Property and Equipment, Net	$6,186,823

For the years ended December 31, 2007 and 2006, depreciation expenses totaled $650,185 and $334,974 respectively. For the years ended December 31, 2007 and 2006 depreciation expenses totaling $215,507 and $211,364, respectively were included in cost of goods sold.

As of December 31, 2007 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

7.	Franchise Rights

As of December 31, 2007, Franchise Rights consist of the following:

ACCP training course, net of accumulated amortization of $187,237	$542,466
BENET training course, net of accumulated amortization of $16,428	37,398
Franchise Rights, Net	$579,864

For the years ended December 31, 2007 and 2006, amortization expenses totaled $152,430 and $51,235 respectively.

Amortization of franchise rights for each of the next five years is as follows:

Year Ended December 31,
2008	$152,430
2009	152,430
2010	152,430
2011	122,574
2012	-
$579,864

8.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. Therefore, during the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of December 31, 2007, the Company had deferred revenue of $1,245,507.

9.	Stockholders’ Equity

Year ended December 31, 2006:

-
On September 29, 2006 the Company raised gross proceeds of $1,530,000 from the issuance and sale of $1,530,000 aggregate principal amount of secured promissory notes and warrants to purchase 510,003 shares of common stock of the Company at an exercise price per share of $1.50 (“September 2006 Note”). The notes, which bear interest at 6% per annum, had a maturity date of March 29, 2007. The notes have been paid in full in the year ended December 31, 2007.

The warrants granted with the September 2006 Note were valued at $203,908 using a Black-Scholes valuation model and were treated as a loan discount. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 53%; risk-free interest rate of 4.5%; an expected life of two years; stock price of $1.29 and exercise price of $1.50. The discount was amortized to interest expense over the life of the notes payable with amortization of $81,563 and $122,345 in the years ended December 31, 2007 and 2006, respectively.

-	On September 9, 2006 the Company issued 20,000 shares of the Company’s common stock, valued at market, for $7,000 for services.

Year ended December 31, 2007:

-	On October 4, 2007, following approval by the Company’s stockholders on September 27, 2007, the Company’s Articles of Incorporation were amended to:

•
Change the Company’s authorized capital stock to 170,000,000 shares, of which 20,000,000 are shares of preferred stock, par value $.001 per share, and 150,000,000 are shares of common stock, par value $.001 per share.

•
Give the board of directors broad authority to create one or more series of preferred stock and to set forth the designations, rights, preferences, privileges and limitations of the holders of each such series.

•
Grant the board of directors the authority to grant rights, warrants and options which provide that such securities cannot be amended at all or cannot be amended without the consent a specified percentage of stockholders or classes or groups of stockholders, and such provisions would be prohibit the Company from amending the rights, warrants and options unless the requisite consents were obtained.

•
Affect a one-for-three reverse split of the common stock so that each three shares of common stock prior to the reverse split became one share of common stock, with the Company issuing such fractional share as may be necessary to enable the stockholders to hold a full share. These notes and accompanying financial statements retroactively reflect this reverse split. Fractional shares were rounded up resulting in the issuance of 216 shares in excess of the actual conversion rate of 1-to-3.

-	On March 7, 2007, the Company issued 10,000 shares of the Company’s common stock, valued at market, for $15,900 of services.

-
On May 8, 2007, the Company raised, in two installments, a total of $3,400,000 through the issuance of convertible debt in the aggregate principal amount of $3,400,000 (the “May 2007 Notes”). A portion of these proceeds was used to pay the September 2006 Note described above. The notes accrued interest at 3% per annum, and had a due date of September 30, 2007. In connection with the issuance, the Company’s board of directors approved an amendment to the Company’s Articles of Incorporation to create a class of preferred stock. The board also approved the terms of a new series of preferred stock, designated as the Series A Convertible Preferred Stock upon the filing of such amendment with the Secretary of State of North Carolina. Included in the May 2007 Notes were automatic, optional and default conversion features.

On October 4, 2007, the shareholders approved the newly designated class of Preferred Stock, and the May 2007 Notes were automatically converted into an aggregate of (i) 9,189,189 shares of Series A preferred stock, which are convertible into an aggregate of 3,063,062 shares of common stock, subject to adjustment, and (ii) five-year common stock purchase warrants to purchase 735,634 shares of common stock at $1.50 per share, 2,833,335 shares of common stock at $2.07 per share, 681,035 shares of common stock at $2.40 per share, and 264,369 shares of common stock at $3.00 per share.

With regards to the Series A Preferred Convertible Stock, issued in the May 2007 Notes, the Certificate of Designation provides as follows:

•	Each share of Series A Convertible Preferred Stock is convertible into one third of a share of common stock, subject to adjustment.

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

•
The holders of the Series A Convertible Preferred Stock have no voting rights. However, so long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the outstanding shares of Series A Convertible Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Certificate of Designations, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Convertible Preferred Stock, (c) amend the Company’s Articles of Incorporation or other charter documents in breach of any of the provisions thereof, (d) increase the authorized number of shares of Series A Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

With regards to the warrants granted with the May 2007 Notes:

-
The warrants have a term of five years, and expire in May 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the twelve months following the date of issuance and thereafter only if the sale by the holder of the underlying shares is covered by an effective registration statement.

-
The warrants also give the Company the right to redeem the warrants for $.01 per share of common stock issuable upon exercise of the warrants if the trading price per share of the common stock equals or exceeds the greater of (a) $4.14 or 200% of the exercise price for the $2.07 warrants, (b) $4.14 or 172.5% of the exercise price for the $1.50 warrants, (d) $4.14 or 172.5% of the exercise price for the $2.40 warrants, and (d) $5.25 or 175% of the exercise price for the $3.00 warrants on each trading day in the 20 trading days ending on the date prior to the date on which the warrants are called for redemption provided that the trading volume on each day in the computation period is at least 1,000 shares.

-
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

-
Under the securities purchase agreement and the Certificate of Designation, relating to the Series A Convertible Preferred Stock, it is prohibited for warrants to be exercised ,or converted, if such exercise or exercise should result in the holder and its affiliates having beneficial ownership of more than 4.9% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder. This limitation may not be waived.

Upon entering into the May 2007 Notes, the Company valued the warrants to their maximum value in proportion to the entire of the May 2007 Notes. The warrants were valued at $1,887,600 using a Black-Scholes valuation model and were treated as loan discounts and amortized immediately to interest expense. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 136.44%; risk-free interest rate of 4.55%; an expected life of five years; stock price of $1.11. In addition to valuing the warrants that would be granted upon the conversion of the notes, the Company valued the beneficial conversion feature of the notes, in connection with the Preferred Stock to be issued upon conversion of the notes, that is ultimately convertible into shares of the Company common stock. This beneficial conversion was valued upon issuance of the May 2007 Notes, it is valued to its maximum proportional value factoring in the discount associated with the warrant grant. The Company valued the beneficial conversion feature at $1,512,400, the maximum value apportionable subsequent to the valuation of the warrants. This beneficial conversion feature was fully amortized in the year ended December 31, 2007.

Upon the conversion of the May 2007 Notes notes, the Company issued 9,189,189 shares of Series A Convertible Preferred Stock and warrants based on the principal amount of the notes. There was accrued interest of $40,427, as per the agreement, terminated upon automatic converions of the May 2007 Notes. The Series A Preferred Stock has a liquidation preference of $0.37 per share.

Upon entering into the May 2007 Notes, pursuant to the securities purchase agreement, the Company placed in escrow 2,833,333 shares of Series A Convertible Preferred Stock and Mr. Xiqun Yu, the Company’s chief executive officer and principal shareholder, placed in escrow 944,445 shares of common stock. The securities placed in escrow were to be released, as described below, based on the formula described below.

Under the terms of the May 2007 Note if the Company’s pre-tax income for 2007 was less than $0.19941 per share, on a fully-diluted basis (the “Target Number”), the percentage shortfall was to be determined by dividing the amount of the shortfall by the Target Number. If the percentage shortfall was equal to or greater than 33 1/3%, then, with respect to the Company’s escrow shares, the 2,833,333 shares of Series A Convertible Preferred Stock was be delivered to the investors and, with respect to Mr. Yu’s escrow shares, the 944,445 shares of common stock was be delivered to the Company for cancellation. If the percentage shortfall was less than 33 1/3%, the escrow agent was to be instructed to:

(i)
with respect to the Company’s escrow shares, deliver to the investors such number of shares of Series A Convertible Preferred Stock as would have been determined by multiplying the percentage shortfall by 2,833,333 and (ii) deliver to the Company the balance of such shares for cancellation; and

(ii)
with respect to the shares placed in escrow by Mr. Yu, deliver to the Company such number of shares of common stock as would have been determined by multiplying the percentage shortfall by 944,445 shares, and the Company shall cancel such shares, and (ii) deliver to Mr. Yu the balance of such shares.

Since the Company has achieved the pre-tax income per share milestone set forth in the securities purchase agreement, the Company’s escrow shares will be promptly returned to the Company for cancellation and Mr. Yu’s shares will be promptly released from escrow and returned to him.

The warrants provide that the exercise price of the warrants may be reduced by up to 50% if the Company’s pre-tax income per share of common stock, on a fully-diluted basis, is less than $0.19941. Pre tax-income is defined as income before income taxes determined in accordance with GAAP plus (a) any charges relating to the transaction contemplated by the securities purchase agreement and the registration rights agreement, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items or income or gain. Pre-tax income shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP. For determining pre-tax income per share, all shares which are outstanding or which may be issuable upon exercise or conversion of options, warrants and other convertible securities are deemed to be outstanding, regardless of whether the shares would be counted for purposes of computing diluted earnings per shares under GAAP. Since the Company has achieved the pre-tax income per share milestone set forth in the securities purchase agreement, no adjustment in the warrant exercise price will be made.

The securities purchase agreement relating to the May 2007 financing, obligated the Company to appoint by August 6, 2007 such number of independent directors that would result in a majority of its directors being independent directors and to establish an audit committee composed solely of independent directors and a compensation committee comprised of a majority of independent directors. Thereafter, the Company’s failure to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason, will result in the imposition of liquidated damages which are payable in cash or additional shares of Series A Convertible Preferred Stock, at the election of the investor. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price of the then outstanding shares of Series A Convertible Preferred Stock, up to a maximum of $408,000. The Company’s failure to comply with these requirements resulted in liquidated damages of $77,128, which at a liquidation of $0.37 per share resulted in the issuance of 208,456 shares of Series A Convertible Preferred stock as of October 15, 2007. The investors elected to take payment in stock, and the Company issued the shares in October 2007. As the Series A Convertible Preferred stock are convertible at 3 for 1 share of common stock, the liquidated damages of 208,456 Series A shares is 69,486 common shares with a market value at $4 per share, or $277,944, as of October 15, 2007. The investors waived the right to receive any further liquidated damages for the Company’s failure to comply with these provisions from October 16, 2007 through December 31, 2007. The liquidation damages commence accruing subsequent to December 31, 2007.

In connection with the May 2007 Notes the Company and the investors entered into a registration rights agreement pursuant to which the Company initially agreed to file by July 7, 2007, a registration statement covering the common stock issuable upon conversion of the Series A Convertible Preferred Stock and the exercise of the warrants. The Company was also initially required to have the registration statement declared effective by the SEC not later than November 5, 2007. If these conditions were not met, the agreement initially provided for the payment of liquidated damages to the investors, at a rate of 2,130 of shares of Series A Convertible Preferred Stock per day (which was subject to adjustment based on the number of shares the Company was able to register under the SEC’s rules relating to secondary offerings), with a maximum of 900,000 shares of Series A Convertible Preferred Stock. The registration rights agreement was amended to eliminate liquidated damages for failure to file the registration statement when required and to waive any liquidated damages due as a result of the Company’s failure to have the registration statement declared effective through December 31, 2007. Since the Company’s registration statement was declared effective on December 28, 2007, the Company was not obligated to pay any liquidated damages pursuant to the registration rights agreement. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement. The investors have a right of first refusal on future financings.

Except as expressly provided in the Certificate of Designation or the warrants, included in the May 2007 Notes, no investor may convert the shares of Series A Convertible Preferred Stock into shares of common stock or exercise the warrants to the extent that such conversion or exercise would result in beneficial ownership by such investor and its affiliates of more than 4.9% of the then outstanding number of shares of common stock on such date. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. This provision cannot be modified.

On December 6, 2007, the Company issued 87,789 shares of the Company’s common stock in connection with cashless exercises of warrants to purchase 127,500 shares of common stock with an exercise price of $1.50.

10.	Income Taxes

On September 15, 2004, the Company executed a Plan of Exchange with ZHLD, subsequently ZHLD applied to be as a foreign invested company immediately after the merger, and a business license was approved for such qualification on April 8, 2005. According to Chinese taxation policy, there is a 100% income tax exemption or holiday for 2 years and a 50% tax exemption or holiday for 3 years applicable to a foreign invested company, advanced technology company or software development company.  Because ZHLD falls within these categories, it enjoys this income tax exemption or holiday from April 8, 2005, the date it obtained approval as a foreign wholly owned enterprise. The Company received a 100% tax holiday for the year ended December 31, 2006. As of January 1, 2007, the Company’s tax exemption was reduced to 50% of the prevailing 15% tax rate and will continue at this reduced rate until the fiscal year ending December 31, 2009, subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008 which will have the effect of increasing the enterprise tax rate by 2% per year until it reaches and effective tax rate of 25%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of income (loss) before income tax consist of approximately following:

	Year Ended December 31,
	2007	2006
U.S. Operations	$(4,694,000)	$(321,000)
Chinese Operations	7,799,000	2,902,000
	$3,105,000	$2,581,000

The components of the (benefit) provision for income taxes are approximately as follows:

	Year Ended December 31,
	2007	2006
Federal, State and Local	$-	$-
Peoples Republic of China –Federal and Local	481,000	-
	$481,000	$-

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2007	2006
Income tax (benefit) provision at Federal statutory rate	$1,087,000	904,000
State income taxes, net of Federal benefit	143,000	118,000
Permanent differences	1,594,000	48,000
U.S. tax rate in excess of foreign tax rate	(1,139,000)	(424,000)
Abatement of foreign income taxes	(1,469,000)	(725,000)
Increase in valuation allowance	265,000	79,000
Tax (benefit) provision	$481,000	$-

The Company has a U.S net operating loss carryforward of approximately $1,042,000 as of December 31, 2007 which will begin to expire in 2025. Certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of December 31, 2007.

Had the tax exemption not been in place for the partial year ended December 31, 2007 and full exemptions for the year ended December 31, 2006 the Company estimates the following proforma financial statement impact.

	Year Ended December 31,
	2007	2006
Net income before tax provision	$3,586,000	$2,581,000
Less Tax provision not exempted	481,000	-
Less Tax provision exempted	1,469,000	726,000
Net income before minority interest	1,636,000	1,855,000
Less Minority interest in loss of subsidiary	-	44,000
Net income	$1,636,000	$1,811,000

11.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the year ended December 31, 2007, dilutive shares include 3,132,547 shares attributable to convertible preferred stock, outstanding warrants to purchase 1,118,137 shares of common stock at an exercise price of $1.50, warrants to purchase 83,334 shares of common stock at an exercise price of $2.25 and warrants to purchase 2,833,335 shares of common stock at an exercise price of $2.07. Warrants to purchase 681,035 shares of common stock at $2.40 and warrants to purchase 264,369 shares of common stock at $3.00 were not included as their effect would have been anti-dilutive.

The There were no dilutive options and warrants outstanding for the year ended December 31, 2006.

 The following reconciles the components of the EPS computation

	Year Ended December 31,
	2007	2006
Net income available to common shareholders	$3,104,907	$2,580,964

Weighted average shares outstanding – basic	19,325,872	19,307,119
Effect of dilutive securities	3,223,965	-
Weighted average shares outstanding – diluted	22,549,837	19,307,119

Earnings per share – basic	$0.16	$0.14
Earnings per share – diluted	$0.14	$0.14

12.	Commitments and Contingencies

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

13.	Warrants

On November 22, 2006 the Company granted warrants, to non-employee consultants, to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.29 expiring in three years from the date of grant for services to be rendered. These warrants were valued at $60,900 using a Black-Scholes model with the following assumptions: dividend yield of 0%; expected volatility of 217.29%; risk-free interest rate of 4.63%; an expected life of 3 years; stock trading price of $1.29 on the date of grant and exercise price of $1.29. The services for these warrants were rendered in 2007 and the expense was record in 2007.

On May 4, 2007 the Company granted warrants, to non-employee consultants, to purchase 83,334 shares of the Company’s common stock at an exercise price of $2.25 expiring in three years from the date of grant for services rendered. These warrants were valued at $63,900 using a Black-Scholes model with the following assumptions: dividend yield of 0%; expected volatility of 136.66%; risk-free interest rate of 4.59%; an expected life of 3 years; stock trading price of $1.11 on the date of grant and exercise price of $2.25.

In August 2007 the Company entered into a consulting agreement for investor relation services. This contract is for one year at $6,000 for the first four months of the contract during the year ended December 31, 2007, and then $8,000 per month for the remaining eight months to be performed in the year ended December 31, 2008. In addition to cash payments, the agreement granted warrants to purchase 100,000 shares of the Company common stock at an exercise price of $1.89 per share, with a life of three years from the date of grant. On the date of grant the market was $1.65 per share. These warrants vest quarterly, at 25,000 shares per each vest, on each of the grant date, November 1, 2007, February 1, 2008 and May 1, 2008. The initial batch of 25,000 warrants was vested on the grant date. The Company has expensed $139,600 with regard to the warrants granted, as it relates to the proportional share of expense for services performed in the year ended December 31, 2007. These warrants were valued using a Black-Scholes option pricing model with the following weighted assumptions: dividend yield of 0%; expected volatility of 119.05%; risk-free interest rate of 3.409%; an expected life of 2.62 years.

	Shares underlying warrants	Weighted average Exercise Price
Outstanding as of January 1, 2006	-	$-
Granted	510,003	1.50
Exercised	-	-
Expired or cancelled	-	-
Outstanding as of December 31, 2006	510,003	1.50
Granted	4,747,707	1.99
Exercised	(127,500)	1.50
Expired or cancelled	-	-
Outstanding as of December 31, 2007	5,130,210	$1.95

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2007.

Exercise Price	Outstanding December 31, 2007	Weighted Average Remaining Life in Years	Number exercisable
$1.29	50,000	1.90	50,000
$1.50	1,118,137	3.12	1,118,137
$1.89	100,000	2.59	50,000
$2.07	2,833,335	4.36	2,833,335
$2.25	83,334	2.34	83,334
$2.40	681,035	4.36	681,035
$3.00	264,369	4.36	264,369
	5,130,210	4.07	5,080,210

14. Operating Risk

(a) Country risk

Currently, the Company’s revenues are mainly derived from sale of educational products and services in the PRC. The Company hopes to expand its operations in the PRC, however, there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Products risk

The Company competes with larger companies, who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that the Company will remain competitive with larger competitors.

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate in the PRC could be affected.

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Non-compliance with financing requirements

The Company might need to obtain future financing that require timely filing of registration statements, and have declared effective those registration statements, to register the shares being offered by the selling stockholders in future financing. The Company might be subject to liquidated damages and other penalties if they continue to obtain future financing requiring registration statements, and not having those registration statements filed and declared effective in a prompt manner.

15. Subsequent Events

On March 17, 2008, the Company’s board of directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time in the open market at prevailing market prices.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: March 31, 2008	By:	/s/ Yu Xiqun
Yu Xiqun President and Chief Executive Officer

Date: March 31, 2008	By:	/s/ Chunqing Wang
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Yu Xiqun, acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer	March 31, 2008
Xiqun Yu	Chairman of the Board of Directors and Director (Principal Executive Officer)

/s/ Chunqing Wang	Chief Financial Officer	March 31, 2008
Chunqing Wang	Vice Chairman of the Board of Directors(Principal Financial and Accounting Officer)

/s/ James Hsu	Director	March 31, 2008
James Hsu

/s/ Ansheng Huang	Director	March 31, 2008
Ansheng Huang

/s/ Liansheng Zhang	Director	March 31, 2008
Liansheng Zhang

EXHBIT INDEX

3.1
Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of the Company (File No. 333-101167) filed on November 13, 2002.

3.2
Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of the Company (File No. 333-101167) filed on November 13, 2002.

3.3
Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4
Articles of Share Exchange of the Company filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5
Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with the Company’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	ByLaws of the Company are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of the Company filed on February 7, 2003 (File No. 333-101167).

10.1
Stock Transaction Agreement between and among the Company and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.2
Organization Constitution of Heilongjiang Zhonge Education Training Center dated June 15, 2005, a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.3
Business licenses of Harbin Zhonghelinda Educational Technology Company Limited, a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2005 and filed with the SEC on April 17, 2006.

10.4
Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd. is incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.5
Consulting Agreement with Conceptual Management Limited dated March 20, 2006 is incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.6
Form of Secured Promissory Note dated September 29, 2006, by the Company is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed with the SEC on November 1, 2006.

10.7
Stock Pledge Agreement dated September 29, 2006, between Xinqun Yu and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of the Company filed with the SEC on November 1, 2006.

10.8
Guarantee Agreement dated as of September 29, 2006, among Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si, Heilongjiang Zhonghe Education Training Center, Harbin Zhonghelida Educational Technology Company Limited, Xinqun Yu, and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of the Company filed with the SEC on November 1, 2006.

10.9
Investor Relations Agreement dated November 1, 2006, between the Company and Taylor Rafferty Associates, Inc. is incorporated herein by reference to Exhibit 10.3 to the Form 10-QSB quarterly report of the Company for the period ended June 30, 2006.

10.10
Purchase Contract dated December 28, 2006, between Harbin Zhonghelida Education &Technology Co., Ltd. and Harbin Nangang Compass Computer Training School is incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007.

10.11
Securities Purchase Agreement dated as of May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.12	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of the Company filed with the SEC on May 15, 2007

10.13	3% Convertible Note issued to Eos Holdings is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.14	3% Convertible Note issued to Hua-Mei 21st Century Partners, LP is hereby incorporated herein by reference to Exhibit 99.4 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.15
Registration Rights Agreement, dated May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.5 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.16
Closing Escrow Agreement, dated May 8, 2007, among the Company, Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.6 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.17
Letter agreement dated May 8, 2007 between the Company and SBI Advisors LLC, and related payment letter is hereby incorporated herein by reference to Exhibit 99.7 to the Form 8-K of the Company filed with the SEC on May 15, 2007.

10.18
Amendment dated as of May 23, 2007 to the Securities Purchase Agreement dated May 8, 2007, among the Company, Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of the Company filed with the SEC on June 7, 2007.

10.19	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of the Company filed with the SEC on June 7, 2007.

10.20
Closing Escrow Agreement, dated May, 2007, among the Company, Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of the Company filed with the SEC on June 7, 2007.

10.21
Letter Agreement dated November 30, 2007, among the Company, Barron Partners, LP and the other investors named therein is incorporated herein by reference to Exhibit 10.22 to the Form SB-2/A Registration Statement of the Company (File No. 333-101167) filed with the SEC on December 7, 2007.

10.22	Extracts of Office Rental Agreement dated January 28, 2006 by and between Vocational Education Organization Service Centre and Beijing Hua Yu Hui Zhong Technology Development Co., Limited.

10.23	Extracts of Dormitory Rental Agreement dated January 29, 2006 by and between Chen Xu and Xiqun Yu.

10.24	House Lease Contract dated January 29, 2006 by and between Beijing Yi De Zhi Bang Technology Limited and Beijing Huayuhuizhong Technology Development Co., Ltd.

10.25	Classroom Lease Contract by and between Harbin Songdong OA Co., Ltd and Heilongjiang Zhonghe Education Training Center

10.26	Classroom Lease Contract by and between Harbin Songdong OA Co., Ltd and Heilongjiang Zhonghe Education Training Center

10.27	Employment Contract between Zhonghelida Education Technology Co., Ltd and Xiqun Yu dated August 9, 2004

10.28	Employment Contract between Zhonghelida Education Technology Co., Ltd and Chunqing Wang dated August 9, 2004

16.1
Letter dated December 19, 2007 from Murrell, Hall, McIntosh & Co. PLLP to the SEC is incorporated herein by reference to Exhibit 16.1 to the Form 8-K of the Company filed with the SEC on December 19, 2007.

16.2
Letter dated December 19, 2007from the Company to Murrell, Hall, McIntosh & Co. PLLP is incorporated herein by reference to Exhibit 16.2 to the Form 8-K of the Company filed with the SEC on December 19, 2007.

21.	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Sherb & Co., LLP

23.2	Consent of Independent Registered Public Accounting Firm - Murrell, Hall, McIntosh & Co., PLLP

31.1	Certification of Xiqun Yu

31.2	Certification of Chunqing Wang

32	Certification of Xiqun Yu and Chunqing Wang

Extracts of Office Rental Agreement
(Refer to Chinese Vision of Office Rental Agreement filed in #4402)

Lessor (Party A):	Vocational Education Organization Service Centre 中華職業教育社機關服務中心
Lessee (Party B):	Beijing Hua Yu Hui Zhong Technology Development Co., Limited (北京華育匯眾科技發展有限公司)
Address:	北京市崇文區安樂李路甲69號
Rental Period:	February 1, 2006 to January 31, 2011 (5 years)
Yearly Rent:	Rmb.800,000 per year **#4401**
Payment Method:	Once a year
Signed on:	January 28, 2006

Extracts of Dormitory Rental Agreement
(Refer to Chinese Vision of Dormitory Rental Agreement filed in #4403)

Lessor (Party A):	Chen, Xu (陳旭)
Lessee (Party B):	Yu, Xi Qun (于希群) **(Note)**
Address:	北京市崇文區永外大街天天家園3號樓6單元801室
Rental Period:	February 1, 2006 to January 31, 2009 (3 years)
Yearly Rent:	Rmb.120,000 per year **4401**
Payment Method:	Once a year.
Signed on:	January 29, 2006

Note:

The Lessee is Yu, Xi Qun but not the Company. However, he is the director of the Company and on behalf of company before the date of incorporation. No adjustment was proposed.

4403 9

房　屋　租 赁 合 同

House Lease Contract

甲方(出租人)：北京亿德智邦科技有限公司

Party A (lessor): Beijing Yidezhibang Technology Co.,Ltd

法定代表人：王文彪

Legal representative: Wenbiao Wang

乙方(承租人)：北京华育汇众科技发展有限公司

Party B(Lessee): Beijing Huayuhuizhong Technology Development Co.,Ltd

法定代表人：于希群

Legal representative: Xiqun Yu

为维护北京亿德智邦科技有限公司作为房屋业主的合法权益，根据《中华人民共和国合同法》和北京市房屋租赁相关法律法规的有关规定，经甲乙双方友好协商，签定本合同，并严格执行。

In order to safeguard the legal rights and interests of Beijing Yidezhibang Technology Co.,Ltd as the house owner, according to the related provision of *The Contract Law of the People's Republic of China* and the house lease law and regulation in Beijing, through the friendly negotiation, two parties sign this contract and execute strictly.

一、甲方同意将北京市丰台区桥南科技园二期道丰科技商务园办公楼(编号：1 7 一 A6—1)四层面积为 356 平方米租给乙方办公用。

Party A agree to lease the building of Daofeng Technology Business Park, second period of Qiaonan Technology Park, Fengtai District, Beijing(No:17 一 A6—1) with four floors whose area is 356 square meters to Party B.

二、租赁期限

Lease period

自 2 0 0 7 年 10 月 01 日　至 2 0 0 8 年 9 月 30 日止(一年)。

From Oct. 1,2007 to Sep. 30, 2008 (one year)

三、租金及结算方式

House rent and payment terms

1、年租金：480,000 元， 大写：人民币肆拾捌万元整。含 7 万元物业管理费及一个停车位。

The rent is Rmb480,000/year, which included in Rmb70,000 of property management fees and one parking space.

2、签订合同之后，向乙方一次性收取租金 48 万元。

After sign this contract, Party B should pay off all rent of Rmb480,000.

3、在本合同租赁期满，乙方应付清一切遗留费用，腾

清物品，打扫卫生，保持墙面地板清洁，经甲方检查确认所租用房屋等一切设施完好并完全退出房屋后，方可撤出，并退还押金。如

乙方继续承租 ,应在本合同期满前二个月通知甲方 ,并继续签订合同。

Party B should pay off all the remaining fees, empty out the goods and clean the house when the lease period expire, Party B can remove and bring back the deposit until Party A check the house. If Party B want to lease the house continuously, Party B should inform Party A two months before expiration, and sign contract again.

四、房屋装修与恢复 house decoration and restorement

如承租人需要对所租房屋进行室内装修 ,应在装修前书面申请出租人审批装修方案 , 经同意后方可进行。房间装修应遵守国家地方相关法规和大厦物业管理规定。

If the lessee want to decorate the house, they should ask lessor examine and approve the decoration idea by written notice before decoration. The decoration should comply with the local regulation and the property management regulation of the mansion.

五、甲方义务 responsibility of Party A

1、保障照明及夏、冬两季冷暖空调设施的正常使用状态 , 电费按实际用量收取。

Ensure the lighting and the regular using condition of Air-Conditioner in summer and winter, the electricity expenses will be charged based on the actual using quantity.

2、保证乙方有良好、安全的办公环境 , 负责办公区域的维护、维修。并使楼梯、洗手间、走道和公共大厅处于正常合理的使用状态。

Ensure the favorable and safe office environment for Party B, responsible for the maintenance of the office, also make the stair, toilet, walkway and the hall are in good position.

3、负责维护天花板、电线、各种管道、下水道、墙、门窗的正常使用。

Party A should responsible for the maintenance of ceiling, wire, pipeline, sewer, wall, door and window.

4、协助乙方进行直拨电话安装、宽带网接入的办理。

Assist Party B to install direct dial call and Broadband.

5、允许甲方有合理的时间检查和修缮大楼，如果出现人力不能及的情况而使大楼及内部设施无法正常运行，或水电、空调的供应

中断，甲方不承担赔偿乙方损失的责任。

Party B should allow Party A has the resonable time to check and remedy the building, if there has no sufficient person result in the inside establishment cannot operate regularly or interrupt the supply of water, electricity and air-conditioner, Party A should not compensate for the losses of Party B.

6、上述项目之外的特殊服务，双方协商另定协议，实行有偿服务。

Other special services which exclude in the above items, Parties should negotiate otherwise, and these special services will be paid services.

六、乙方义务 responsibility of Party B

1、乙方应按时付清全部租金及甲方所提供的有偿收费的服务费，如车位管理费(甲方免费提供一个车位除外)，使用集团公司会议室会务费等。

Party B should pay off all rent on schedule and the service charge such as parking space fees (except for one free parking space which provide by Party A), and the meeting affairs fees for using the meeting room of group etc.

2、未经甲方同意不得随意改动房间的结构和室内装修及门、窗、锁等附着物，不准在内墙上定钉打眼，不准私自在外墙等公共部分悬挂招牌和标志，乙方如因业务需要等原因需要改动室内装修，在征得甲方同意后方可买施。退租时由乙方负责恢复房屋原状。

Party B cannot change the structure of the house and inside decoration and door, window and lock without consent of Party A, also cannot nail on inside wall and hang signboard and symbol on outside wall or other public establishment, if Party B need to change the inside decoration accordint to the business requirement, Party B cannot carry out until Party A agree it. Party B should renew the house when the lease terminated.

3、乙方如因工作需要增加使用大型用电办公设备，应提前向甲方申请，经甲方有关部门同意后方可安装，并缴纳有关费用。

If the big electro-office equipment is required, Party B should apply to Party A in advance, Party B can install after get approval from Party A, and pay for it.

4、不得在承租房屋内设置、储存易燃易爆等危险物品。

Party B cannot set up or store danger in the house.

5、不得使用未经甲方许可的电器设施，即电炉、电暖气等(用电量大的取暖设备)。

Party B cannot use the electical establishment, such as electric cooker, electric radiator etc. which is not permitted by Party A.

6、乙方使用房间应与租用目的相一致，如有变更应征得甲方同意，甲方如发现乙方进行与业务无关的或非法的活动，甲方有权终止租房协议。

The purpose of use for Party B should consistent with the leasing purpose, any changes should be permitted by Party A, If Party B do activities which unrelated to the business or illegal business, Party A has the right to terminate this lease agreement.

7、不能在楼梯、过道及其他公共区域放置或丢弃杂物。

Place or throw away sundries in stair, aisle or other public area is prohibited.

8、不得擅自拉、挂动力电线或安装各种用途的管道。

Draw and hang wire or install pipeline is prohibited.

9、不得擅自安装各种能够引起承租房屋冷热温差变化的装置，以保护空调系统的正常运行。

Party B is not permitted to install any equipment which will result in the change of difference in temperature, so as to ensure the regular operation of air-conditioner system.

10、因乙方使用房屋不当而引起房屋或设备损坏，由乙方负责及时赔偿或修复。如乙方未能在甲方要求时限内及时修复，甲方可自行修复，所发生的一切费用概由乙方承担。如该修复工作影响房屋本身价值，其损失由乙方负责赔偿；乙方承租期间，因其他不可抗拒因素造成室内其他设施的损坏，乙方不承担赔偿责任。

The destroy of the house or equipment which result from inappropriate use will be compensate or repair by Party B. If Party B can not repair it within the term which is required by Party A, Party A can repair by themselves, but Party B should undertake all the related fees. If the repair affect the value of the house, the losses will be undertaken by Party B; During the leasing period, if the inside equipment destroyed by force majeure factor, Party B will not undertake the compensation.

11、未经甲方书面同意，乙方所租用房屋不得转租，否则甲方有权终止本协议。

Party B cannot sublease the house without the consent of Party A, if so, Party A has the right to terminate this agreement.

12、如乙方在正常办公之外使用租用房屋作为他用，增加用水，应向甲方支付合理的费用。

If Party B use this house as other purpose except for regular business,

which increase the water use, Party B should pay leagal fees to Party A.

13、乙方同意甲方物业管理的规定及用户守则作为本合同不可分割的附件，应严格遵守。

Party B agree that, the Party A's regulation of property management and user policy will be the inseparable inclosure of this agreement and should abide by it.

七、违约责任 liability for breach of contract

1、乙方应按本合同规定及时支付房屋和有关费用，如逾期支付，每拖延一天，向甲方支付拖延金额千分之一的违约金。拖延付款达一个月，甲方有权单方解除合同，并要求乙方支付违约金及所欠租金。

Party B should pay the rental and the related expense promptly according to this contract provision, if Party B pays the rental without the prescribed period , delays every time for one day, Party B should pay 1/1000 penalties of the protracted amount to Party A. The protracted payment reaches for one month, Party A can take the unilateral decision to cancel the contract, and requests Party B to pay the penalty and the rental.

2、如遇特殊原因，乙方要求终止合同，应提前一个月书面通知甲方，获甲方书面同意后，乙方支付甲方一个月房租金额的违约金，在搬出乙方物品，腾空房屋，保证租用房屋及设施完好并经甲方验收确认后，支付甲方有关费用后，与甲方进行费用结算。

In case the special reason, Party B must inform in written one month in advance to party A if Party B expect to terminate the agreement , Party B should pay the liquidated damages to party A as one month rental,.After carring out the goods of Party B, making the room for Party A, and paying the first party related expense to party A ,party B can make expense settlement party A .

3、如遇特殊原因，甲方要求终止合同，应提前一个月通知乙方，获乙方同意后甲方支付乙方一个月房租金额的违约金。

In case the special reason, Party A must inform in written one month in advance to party B if Party A expect to terminate the agreement, After attaining written consent with Party B, Party A should pay the liquidated damages to Party B as one month rental.

八、其他事项 Other items

1、甲乙任何一方的任何通知均以书面形式当面签收或通过传真或挂号寄至公司办公所在地，如传真则以传真发出之日(凭传真报告单)为送达日，如以挂号邮寄，则以函件寄出地邮戳日为送达日，乙方地址如有变化，应提前15日通知对方，否则因此引起的责任由变化方承担。

Any notice of both parties should be received presently or fax or send to the office by registered letter, if by fax, the arriving date should be fax sent date (based on fax report document), if send by registered letter, the arriving date should be letter sent date, Party B should inform Party A on

15 days ahead if the address has changed, otherwise, the related responsibility should be undertaken by the changed party.

2、甲方或甲方所指定的物业管理公司可在通知乙方并经过允许后(在紧急情况下可不作通知，但乙方所租房间如有物品遗失，由甲方全权负责)方可进入所租房间，以便进行物业管理必要的检查和进行有关的维护、修理工作。

After inform and get the approval of Party B, Party A and the specified property management company can come to the lease house(if it is urgent, Party A shouldn't infrom Party B, but if anything is lost in the house, Party A will responsible for it), so as to complete the required check and maintenance for the property.

九、本合同如有未尽事宜，双方通过协商解决。

The matters not mentioned herein will be settled by parties through negotiation.

十、甲乙双方不能通过协商解决的问题应通过北京仲裁委员会仲裁解决。

Any problem which cannot be negotiated by Party A and Party B will be settled by Beijing Arbitration Committee.

十一、本合同一式两份，甲乙双方各持一份，自双方答字签章之日起生效。

This agreement is in duplicate. Party A and Party B each have one copy, This agreement is effective on the date when parties stamped and signed.

甲方(公章)　:	乙方(公章):
Party A:	Party B:
授权代表:	授权代表:
Representative:	Representative:
电话 :	电话 :
Tel:	Tel:
年　月　日	年　月　日

教 室 租 赁 协 议

Classroom Lease Contract

甲方：哈尔滨松东办公自动化有限公司（以下简称甲方）

Party A: Harbin Songdong OA Co.,Ltd

乙方：黑龙江众合教育培训中心（以下简称乙方）

Party B: Heilongjiang Zhonghe Education Training Center

甲、乙双方就哈尔滨市南岗区宣礼街 36 号楼第二层、第四层、第五层（十一个教室）承租一事，经双方友好协商达成如下协议：

Party A and Party B enter into following agreement through friendly negotiation about the second floor, the fourth floor, the fifth floor (11 classrooms) on Building 36, Xuanli Street, Nangang District, Harbin:

1、甲方将宣礼街 36 号楼第二层、第四层、第五层（十一个教室）暑假期间租赁给乙方使用。

Party A lease the second floor, the fourth floor, the fifth floor (11 classrooms) on Building 36, Xuanli Street to Party B during the summer vacation.

2、房屋租赁期限为 2007 年 07 月 12 日~2007 年 08 月 18 日。

The house leasing period is Jul. 12, 2007-Aug. 18, 2007.

3、教室租金共为贰万伍仟元整。其他一切费用由甲方负责。

The classroom rent totaled Rmb25,000. Party A will undertake any other expenses.

4、乙方在使用甲方房产期间，应尽量保持教室原有布局。

Party B should maintain the original structure of the classroom during using the house property of Party A.

5、甲方应保证此教室出租的合法性，无其它相关债权、债务纠纷。

Party A should ensure the validity of the classroom, and without related debt right and liability dispute.

6、乙方在租赁期内，不经甲方允许，不得将该教室转租、转借他人。

During the leasing period, Party B cannot sublease and lend to others without the consent of Party A.

7、付款方式 :合同签订之日起 ,乙方一次性付清甲方租金。计 贰万伍仟 元整。

Payment terms: Party B pay off the rent to Party A after sign the contract, totaled Rmb 2,5000.

8、乙方租赁期间，由乙方人为原因造成房屋及教室内物品损坏，由承租方负责赔偿损失。

During the leasing period, if the goods in the building and classroom destroyed by Party B, the lessee will compensate for the losses.

9、该合同未尽事宜由双方协商解决。

The matters not mentioned herein will be settled by parties through negotiation.

10、该合同一式两份，甲、乙双方各执一份。

This agreement is in duplicate. Party A and Party B each have one copy.

11、本合同由甲、乙双方签字生效。

This agreement is effective on the date when parties stamped and signed.

甲方： 乙方：黑龙江众合教育培训中心

Party A: Party B: Heilongjiang Zhonghe Education Training Center

经办人： 经办人：

Representative:

日期： 日期：

Date:

教 室 租 赁 协 议

Classroom Lease Agreement

甲方：哈尔滨松东办公自动化有限公司（以下简称甲方）

Party A: Harbin Songdong OA Co.,Ltd

乙方：黑龙江众合教育培训中心（以下简称乙方）

Party B: Heilongjiang Zhonghe Education Training Center

甲、乙双方就哈尔滨市南岗区宣礼街 36 号楼第三层（四个教室）承租一事，经双方友好协商达成如下协议：

Party A and Party B enter into following agreement through friendly negotiation about the third floor (4 classrooms) on Building 36, Xuanli Street, Nangang District, Harbin:

1、甲方将宣礼街 36 号楼第三层（四个教室）租赁给乙方使用。

Party A lease the third floor (4 classrooms) on Building 36, Xuanli Street to Party B.

2、教室租金为月柒仟贰佰元整。其他一切费用由甲方负责。

The classroom rent is Rmb7,200/month. Party A will undertake any other expenses.

3、房屋租赁期限为 2007 年 03 月 01 日~2007 年 12 月 31 日。

The house leasing period is Mar. 1, 2007-Dec. 31, 2007.

4、乙方在使用甲方房产期间，应尽量保持教室原有布局。

Party B should maintain the original structure of the classroom during using the house property of Party A.

5、甲方应保证此教室出租的合法性，无其它相关债权、债务纠纷。

Party A should ensure the validity of the classroom, and without related debt right and liability dispute.

6、乙方在租赁期内，不经甲方允许，不得将该教室转租、转借他人。

During the leasing period, Party B cannot sublease and lend to others without the consent of Party A.

7、付款方式 :合同签订之日起 ,乙方一次性付清甲方租金。计 柒万贰仟 元整。

Payment terms: Party B pay off the rent to Party A after sign the contract, totaled Rmb 7,2000.

9、乙方租赁期间，由乙方人为原因造成房屋及教室内物品损坏，由承租方负责赔偿损失。

During the leasing period, if the goods in the building and classroom destroyed by Party B, the lessee will compensate for the losses.

10、合同期满前一个月，乙方需通知甲方是否续租。

One month before the expiration of the contract, Party B should inform Party A whether relet or not.

11、该合同未尽事宜由双方协商解决。

The matters not mentioned herein will be settled by parties through negotiation.

12、该合同一式两份，甲、乙双方各执一份。

This agreement is in duplicate. Party A and Party B each have one copy.

13、本合同由甲、乙双方签字生效。

This agreement is effective on the date when parties stamped and signed.

甲方：　　　　　　　　　　乙方：黑龙江众合教育培训中心

经办人：　　　　　　　　　经办人：

日期：　　　　　　　　　　日期：

ZHONGHELIDA EDUCATION TECHNOLOGY CO., LTD.

LABOR CONTRACT

Employer Enterprise (party A) : ZHONGHELIDA EDUCATION TECHNOLOGY CO., LTD.

Address and zip : 58 Hengshang Rd, Nangang District, Harbin 150090

Employee (party B): Xiqun Yu

Address and zip: Jiankang Rd, Dongli District, Harbin

Id card No.: 23010719670523123 *

Party A employed Xiqun Yu (Party B)as the employee for business. Both parties sign the contract based on the principle of equality, willingness, negotiation-based consensus, under the Enterprise Management system of ZHONGHELIDA EDUCATION TECHNOLOGY CO., LTD. , and make the right and obligation of both parties clear, observe and execute the contract.

(I) Term of contract

1. The effective date:__Aug_9, 2006__. The term of contract is based on the friendly consultation of parties A and B, take the following __2_.

(1) there is no clean ending date (that is long-term ,but can change, annul, and terminate following as Item 9)

(2) the contract life is _5__ years, as to ___Aug 9, 2009__.

(3) The contract life is as to ______the task is completed. The sign is _____

2. After the contract of new, cannibalized and assigned employee execution, ____ as probation period.

3. Both parties hold the contract copy. And identified by the Identification Organization,

then have the equal effectiveness.

(II) Task

1. Party B is employed as the title/post: __CEO___

2. Party B should complete the task which Party A assigned legally.

(III) Working Time: __6___days per week.

(IV) Holiday

1. Party B can enjoy the statutary holiday the state regulated during the contract time.

2. Party B can enjoy the holiday the company regulated such as, family leave, marriage leave, maternity leave and other leave with holiday pay after the turning to be in due form during the contract time.

(V) Remuneration

1. During the contract term, Party A pay the remuneration to Party B under the contract item.

(1) Payment: Party A pay the currency (RMB) to Party B by month.

(2) Payment time: Party A pay the salary on the end of each month, and Party A can pay advance or delay if meet the legal holiday.

2. The salary standard of Party B : _______yuan/m, the regular employee grade_____, ______yuan/m. (according to the business result, pay as annual salary or monthly salary )

(1) The salary standard, mode and oriented salary regulation according to the Salary Management Regulation.

(2) The salary of Party B paid by Party A under the Salary Management Regulation, according to the business result, Attendance and discipline condition of Party B.

(3) In the validity period of the contract the party A and party B have the right to amend the enterprise salary distribution system according to the anlaofenpei principle, variety of the operation target and economic benefit under the law.

(VI) labor protection and insurance welfare treatment

1, Party A must according to the related stipulation of national labor safe management ensure the party B's working labor safety and could not compel the party B do the wrong operation.

2, Party A give the party B working clothes subsidy according the year that stated by the company: initial year 10%, the first year 30%, the second year 30%, the third year 30.

3, The old-age insurance, medical overall plan, unemployment insurance, traffic allowance, communication allowance and missed meal allowance that party A provide to the staff is decided by the manager conference according the enterprise development plan and the staff station character to determine the enforcing time and the standard.

4, September 15 is the company listing commemoration day also is the staff concentric day, the company will hold celebration

5, The company will provide the welfare standard each important holiday.

(VII) Llabor discipline and rewards & punishment

1, The party B should build the host responsibility, strictly comply to the national laws and regulations and every rules and labor discipline which is stated by the party A under the law, submit to the party A's guidance, management and education.

2, The party A according the working need could the reassignment the staff duty, the working location or require party B to do the overtime work, the party B could not delay and disobey it for reasons.

3, The party B go to the party A's company to work should comply all the regulations of the party A, fulfill the duty and responsibility, if happen any contravention, according the company's regulation to deal with.

4, The party B should keep the silence toward the company's produce and distribution (including the specialized technology and patent technology) and the other enterprise secret, if divulge it, should burden the legal duty.

5, The party B should cherish the party A's equipment, things and public property, if destroy it, should compensate or amend it according the degree of the breakage.

6, After the party B sign the contract with the party A, according the working duty to pay ¥ education and training fund and sign the education and training agreement. The education and training fund is deducted from every month salary under the standard, when the staff left the job, if there is no working mistake the fund return to the staff. The party B should enforce the work according the each term of the labor contract and could not break the contract in the midway, if it happened, the company has the right to take the education and training fund according to the working character.

7, If the party B appear the fault, malfeasance and bad conduction, the party A has right to dismiss at any time.

8, If the party B want to break the contract in the midway for some reason should inform the party A before(the common employee should advance ten days; the middle-level management should advance 15 days, the high-level management and specialized technical personnel should advance one month), through the agreement of party A, according the company rules deliver the business, document, technology, account and material clearly(fill the deliver book seriously), though the reorganization of the company could leave the job, otherwise the party A should investigate the party B's responsibility.

9, The party B should obey each management system which is established by the party A under the law, the party A has the right to supervise, urge, assess and do the rewards and punishment according to the party A's situation.

(VIII) The renew, change, rescind and terminate

1 , The contract deadline is the natural expiration, the two parties must stop to execute it. Through the consultation of the two parties could continue the contract.

2, For the variety of the operation situation the party A should adjust the produce assignment or the party B requires change the term of the contract for the personal reason, by the two parties consuls ion, could change the related content of the labor contract, the two parties sign it (seal) .

3, Under any one of the following circumstances, the contract will be ended up:

(1) Party B reached the retired age; (2) Party B was dead; (3) Party A was withdrawn, dismissed, shut up and announced bankruptcy; (4) the promissory ended circumstance under the contract has already occurred; (5) Party B was permitted to study or settle down abroad

4, The contract can be released after both parties agreement.

5, Both parties end up, release and re-entry the contract should inform other party within 30 days before the contract expires, except for refusal, remove name and dismiss etc.

(IX) Liabilities for breach

1, Either party breach the contract should undertake the breach liability. If the breach action result in the direct economic losses of other party, the breaching party should compensate the losses according to the aftereffect or liability.

2, Party A should provide training courses for Party B, both parties sign training contract and change the related clauses accordingly. Training contract is the enclosed file with this contract. Either party failed to implement the training contract will compensate the losses of other party according to the contract regulations.

(X) Arbitration

All disputes between two parties shall be settled through friendly consultation; if it can't be settled through friendly negotiation, it shall be submitted to the labour dispute arbitration committee for settlement of Party A, or arbitrate in the labour dispute arbitration committee of Party A locus; If both parties are not satisfied with arbitration can prosecute to People's Court of Party A locus.

(XI) Other things which both parties should understand

1, New employed staff must provide the following files and certifications: (1) original ID card and copy; (2) original diplomacy and copy (or original highest technical post certification and copy); (3) two pieces of 3.3 cm photo without hat; (4) other valid certification and copy.

2, New employed superior executive should submit the first diplomacy or highest technical post certification to Human Resources Department for check and save at the first day of on duty.

3, New employed financial staff, purchaser, driver and professional technician must provide guarantee of Harbin registered permanent residence.

(XII) If the clauses is not comply with the new regulation of nation, province, city during the period, both parties should implement it according to the new regulation.

This contract will be effective after signing or sealing by both parties.

Party A: (seal) Party B: (sign or seal)

Legal Representative: (sign)

Entrusted Agency:

Date: Aug.9th 2004 Date: Aug.9th 2004

Employment Contracts 佣工合同

ZHONGHELIDA EDUCATION TECHNOLOGY CO., LTD.

LABOR CONTRACT

Employer Enterprise (party A) : ZHONGHELIDA EDUCATION TECHNOLOGY CO., LTD.

Address and zip : 58 Hengshang Rd, Nangang District, Harbin 150090

Employee (party B): Chunqing Wang

Address and zip: No.21,Xiandian Street, Xiangfang District, Harbin

Id card No.: 230103580322285

Party A employed Chunqing Wang （Party B）as the employee for business. Both parties sign the contract based on the principle of equality, willingness, negotiation-based consensus, under the Enterprise Management system of ZHONGHELIDA EDUCATION TECHNOLOGY CO., LTD. , and make the right and obligation of both parties clear, observe and execute the contract.

(I) Term of contract

1. The effective date:__Aug_9, 2004__. The term of contract is based on the friendly consultation of parties A and B, take the following __2_.

(1) there is no clean ending date (that is long-term ,but can change, annul, and terminate following as Item 9)

(2) the contract life is _5__ years, as to ___Aug 9, 2009__.

(3) The contract life is as to ______the task is completed. The sign is _____

2. After the contract of new, cannibalized and assigned employee execution, ____ as probation period.

3. Both parties hold the contract copy. And identified by the Identification Organization, then have the equal effectiveness.

(II) Task

1. Party B is employed in the management/operation/business department: financial department title/post: __CFO___

2. Party B should complete the task which Party A assigned legally.

(III) Working Time: __6___days per week.

(IV) Holiday

1. Party B can enjoy the statutary holiday the state regulated during the contract time.

2. Party B can enjoy the holiday the company regulated such as, family leave, marriage leave, maternity leave and other leave with holiday pay after the turning to be in due form during the contract time.

(V) Remuneration

1. During the contract term, Party A pay the remuneration to Party B under the contract item.

(1) Payment: Party A pay the currency (RMB) to Party B by month.

(2) Payment time: Party A pay the salary on the end of each month, and Party A can pay advance or delay if meet the legal holiday.

2. The salary standard of Party B : _______yuan/m, the regular employee grade_____, ______yuan/m. (according to the business result, pay as annual salary or monthly salary )

(1) the salary standard, mode and oriented salary regulation according to the Salary Management Regulation.

(2) The salary of Party B paid by Party A under the Salary Management Regulation, according to the business result, Attendance and discipline condition of Party B.

(3) in the validity period of the contract the party A and party B have the right to amend the enterprise salary distribution system according to the anlaofenpei principle, variety of the operation target and economic benefit under the law.

(VI) labor protection and insurance welfare treatment

1, Party A must according to the related stipulation of national labor safe management ensure the party B's working labor safety and could not compel the party B do the wrong operation.

2, Party A give the party B working clothes subsidy according the year that stated by the company: initial year 10%, the first year 30%, the second year 30%, the third year 30.

3, The old-age insurance, medical overall plan, unemployment insurance, traffic allowance, communication allowance and missed meal allowance that party A provide to the staff is decided by the manager conference according the enterprise development plan and the staff station character to determine the enforcing time and the standard.

4, September 15 is the company listing commemoration day also is the staff concentric day, the company will hold celebration

5, The company will provide the welfare standard each important holiday.

(VII) Llabor discipline and rewards & punishment

1, The party B should build the host responsibility, strictly comply to the national laws and regulations and every rules and labor discipline which is stated by the party A under the law, submit to the party A's guidance, management and education.

2, The party A according the working need could the reassignment the staff duty, the working location or require party B to do the overtime work, the party B could not delay and disobey it for reasons.

3, The party B go to the party A's company to work should comply all the regulations of the party A, fulfill the duty and responsibility, if happen any contravention, according the company's regulation to deal with.

4, The party B should keep the silence toward the company's produce and distribution (including the specialized technology and patent technology) and the other enterprise secret, if divulge it, should burden the legal duty.

5, The party B should cherish the party A's equipment, things and public property, if destroy it, should compensate or amend it according the degree of the breakage.

6, After the party B sign the contract with the party A, according the working duty to pay ¥ education and training fund and sign the education and training agreement. The education and training fund is deducted from every month salary under the standard, when the staff left the job, if there is no working mistake the fund return to the staff. The party B should enforce the work according the each term of the labor contract and could not break the contract in the midway, if it happened, the company has the right to take the education and training fund according to the working character.

7, If the party B appear the fault, malfeasance and bad conduction, the party A has right to dismiss at any time.

8, If the party B want to break the contract in the midway for some reason should inform the party A before(the common employee should advance ten days; the middle-level management should advance 15 days, the high-level management and specialized technical personnel should advance one month), through the agreement of party A, according the company rules deliver the business, document, technology, account and material clearly(fill the deliver book seriously), though the reorganization of the company could leave the job, otherwise the party A should investigate the party B's responsibility.

9, The party B should obey each management system which is established by the party A under the law, the party A has the right to supervise, urge, assess and do the rewards and punishment according to the party A's situation.

(VIII) The renew, change, rescind and terminate

1 , The contract deadline is the natural expiration, the two parties must stop to execute it. Through the consultation of the two parties could continue the contract.

2, For the variety of the operation situation the party A should adjust the produce assignment or the party B requires change the term of the contract for the personal reason, by the two parties consuls ion, could change the related content of the labor contract, the two parties sign it (seal) .

3, Under any one of the following circumstances, the contract will be ended up:

(1) Party B reached the retired age; (2) Party B was dead; (3) Party A was withdrawn, dismissed, shut up and announced bankruptcy; (4) the promissory ended circumstance under the contract has already occurred; (5) Party B was permitted to study or settle down abroad

4, The contract can be released after both parties agreement.

5, Both parties end up, release and re-entry the contract should inform other party within 30 days before the contract expires, except for refusal, remove name and dismiss etc.

(IX) Liabilities for breach

1, Either party breach the contract should undertake the breach liability. If the breach action result in the direct economic losses of other party, the breaching party should compensate the losses according to the aftereffect or liability.

2, Party A should provide training courses for Party B, both parties sign training contract and change the related clauses accordingly. Training contract is the enclosed file with this contract. Either party failed to implement the training contract will compensate the losses of other party according to the contract regulations.

(X) Arbitration

All disputes between two parties shall be settled through friendly consultation; if it can't be settled through friendly negotiation, it shall be submitted to the labour dispute arbitration committee for settlement of Party A, or arbitrate in the labour dispute arbitration committee of Party A locus; If both parties are not satisfied with arbitration can prosecute to People's Court of Party A locus.

(XI) Other things which both parties should understand

1, New employed staff must provide the following files and certifications: (1) original ID card and copy; (2) original diplomacy and copy (or original highest technical post certification and copy); (3) two pieces of 3.3 cm photo without hat; (4) other valid certification and copy.

2, New employed superior executive should submit the first diplomacy or highest technical post certification to Human Resources Department for check and save at the first day of on duty.

3, New employed financial staff, purchaser, driver and professional technician must provide guarantee of Harbin registered permanent residence.

(XII) If the clauses is not comply with the new regulation of nation, province, city during the period, both parties should implement it according to the new regulation.

This contract will be effective after signing or sealing by both parties.

Party A: (seal) Party B: (sign or seal)

Legal Representative: (sign)

Entrusted Agency:

Date: Aug.9th 2004 Date: Aug.9th 2004