Form 10-Q
period 2008-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2008-05-15
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-101167

CHINA EDUCATION ALLIANCE, INC.
 (Exact name of registrant as specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China	150090
(Address of principal executive offices)	(Zip Code)

011-86-451-8233-5794
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2008, there 21,892,631** shares of $0.001 par value common stock issued and outstanding.

** Adjusted to reflect a 1-for-3 reverse stock split which was effective as of October 12, 2007.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheet

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$17,733,949	$11,778,954
Advances to related parties	-	108,536
Prepaid expenses	707,619	1,612,779
Total current assets	18,441,568	13,500,269

Property and equipment, net	6,227,965	6,186,824
Franchise rights	883,201	579,864
Intangible, net	40,965	43,696

	$25,593,699	$20,310,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$406,870	$423,109
Deferred revenues	1,123,339	1,245,507
Total current liabilities	1,530,209	1,668,616

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 7,597,645 and 9,397,645 issued and outstanding, respectively, aggregate liquidation preference of $2,717,152 and $3,383,152, respectively)	3,010,144	3,677,944
Common stock ($0.001 par value, 150,000,000 shares authorized, 21,492,631 and 19,409,830, issued and outstanding, respectively)	21,493	19,410
Additional paid-in capital	9,711,386	6,378,110
Statutory reserve
Accumulated other comprehensive income	2,083,512	1,243,541
Retained earnings	9,236,955	7,323,032
Total stockholders' equity	24,063,490	18,642,037

	$25,593,699	$20,310,653

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations
For Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Online education revenues	$3,086,785	$2,626,668
Training center revenues	983,632	459,559
Total revenue	4,070,417	3,086,227

Cost of Goods Sold
Online education costs	425,042	667,747
Training center costs	399,590	218,564
Total cost of goods sold	824,632	886,311

Gross Profit
Online education gross profit	2,661,743	1,958,921
Training center gross profit	584,042	240,995
Total gross profit	3,245,785	2,199,916

Operating Expenses
Selling expenses	1,197,335	750,438
Administrative	307,362	157,663
Depreciation and amortization	197,658	106,125
Total operating expenses	1,702,355	1,014,226

Other Income (Expense)
Value-added tax refund	521,829	-
Interest income	24,908	5,627
Interest expense	-	(104,497)
Total other income (expense)	546,737	(98,870)

Net Income Before Provision for Income Tax	2,090,167	1,086,820

Provision for Income Taxes	176,244	83,907

Net Income	$1,913,923	$1,002,913

Basic Earnings Per Share	$0.09	$0.05
Diluted Earnings Per Share	$0.08	$0.05

Basic Weighted Average Shares Outstanding	20,898,901	19,314,333
Diluted Weighted Average Shares Outstanding	24,861,752	19,356,361

The Components of Other Comprehensive Income
Net income	$1,913,923	$1,002,913
Foreign currency translation adjustment	839,971	258,766

Comprehensive Income	$2,753,894	$1,261,679

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net Income	$1,913,923	$1,002,913
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	304,081	153,120
Amortization of loan discount - warrants attached to loans	-	81,563
Warrants issued for services	-	7,876
Stock issued for services	-	15,900
Net change in assets and liabilities
Other receivables	-	54,206
Prepaid expenses and other	508,985	429,227
Advances from related parties	108,536	(952)
Accounts payable and accrued liabilities	(16,239)	76,578
Deferred revenue	(122,168)	(104,767)
Net cash provided by operating activities	2,697,118	1,715,664

Cash flows from investing activities
Purchases of fixed assets	(249,653)	(25,986)

Cash flows from financing activities
Warrants exercised	2,667,559	-

Effect of exchange rate	839,971	90,200

Net increase in cash	5,954,995	1,779,878

Cash and cash equivalents at beginning of year	11,778,954	1,838,339

Cash and cash equivalents at end of year	$17,733,949	$3,618,217

Supplemental disclosure of cash flow information
Interest paid	$-	$25,010
Taxes paid	$94,737	$-
Value of warrants issued for services	$-	$7,876

Non-cash investing and financing activities
Conversion of preferred stock to common	$667,800	$-

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business

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

2	Basis of Preparation of Financial Statements

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

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 310 of Regulation S-B and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, these interim statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2007 and March 31, 2008.

Intangible Assets - Intangible assets consist of franchise rights acquired by the Company and are amortized over the lives of the rights agreements, which is five years. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarters ended March 31, 2008 and 2007.

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

Prepayments Account - Prepaid expenses are primarily comprised of advance payments made for Software development and prepaid rent. At March 31, 2008, prepaid press releases totaled $7,131, prepayments to teachers for online materials totaled $54,546, prepayment of rent expense totaled $239,071, consulting fees totaled $24,957, legal fees total $75,636, software development totaled $285,225 and other prepaid expenses were $21,053.

Intangible Assets - In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit, quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as intangible assets on the consolidated financial statements. At March 31, 2008, intangible asset relating to this transaction was $40,965 net of amortization of $2,731. The minority ownership interest share of operating losses of BHYHZ are being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the three months ended March 31, 2008 was $49,981. The Company is amortizing this intangible over an estimated useful life of four years.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of March 31, 2008 was $1,123,339.

Advertising - The Company expenses advertising costs for television spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three months ended March 31, 2008 and 2007 were $143,617 and $145,600, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Software companies are eligible for a 14% VAT tax refund under PRC tax policy. The Company applied for and received VAT refunds of $521,829 for the three months ended March 31, 2008.

Related party - A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of March 31, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

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

For the three months ended March 31, 2008 and 2007, no single customer accounted for 10% or more of revenues.

As of March 31, 2008 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred. The Company has not accrued for any losses as of March 31, 2008.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31, 2008	December 31, 2007
	(unaudited)

Cash on Hand	$579	$2,652
Bank Deposits	17,733,370	11,776,302
Total Cash and Cash Equivalents	$17,733,949	$11,778,954

6.	Property and Equipment

Property and Equipment consist of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Buildings	$3,575,300	$3,434,247
Transportation vehicles	187,119	179,737
Communication equipment and software	2,779,417	2,613,573
Furniture and fixtures	1,325,981	1,273,634
Total Property and Equipment	7,867,817	7,501,191
Less: Accumulated Depreciation	(1,639,852)	(1,314,367)
Property and Equipment, Net	$6,227,965	$6,186,823

For the three months ended March 31, 2008 and 2007, depreciation expenses totaled $208,512 and $153,120 respectively. For the three months ended March 31, 2008 and 2007 depreciation expenses totaling $65,937 and $46,995, respectively were included in cost of goods sold.

As of March 31, 2008 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

7.	Franchise Rights

Franchise Rights consist of the following:

	March 31, 2008	December 31, 2007
	(unaudited)

Usage rights, Net of accumulated amortization of $106,959 and $-0-, respectively.	$320,878	$-
ACCP training course, net of accumulated amortization of $243,868 and $187,237, respectively.	526,241	542,466
BENET training course, net of accumulated amortization of $20,963 and $16,428, respectively.	36,082	37,398
Franchise Rights, Net	$883,201	$579,864

For the three months ended March 31, 2008 and 2007, amortization expenses totaled $92,838 and $37,371 respectively.

Amortization of franchise rights for each of the next five years is as follows:

Year Ended December 31,
2008	$278,514
2009	319,000
2010	161,943
2011	123,744
2012	-
$883,201

8.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. Therefore, during the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of March 31, 2008 and December 31, 2007, the Company had deferred revenue of $1,123,339 and $1,245,507, respectively.

9.	Stockholders’ Equity

Quarter ended March 31, 2008

-	During the quarter ended March 31, 2008 warrants for the purchase of 1,482,801 shares of common stock were exercised for proceeds of $2,667,559.

-	During the quarter ended March 31, 2008 at total of 1,800,000 Series A Preferred Shares were converted into 600,000 shares of common stock valued at $667,800.

-	On March 17, 2008, the Company’s board of directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time in the open market at prevailing market prices.

10.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended March 31, 2008, dilutive shares include 2,532,548 shares attributable to convertible preferred stock, outstanding warrants to purchase 413,156 shares of common stock at an exercise price of $1.50, warrants to purchase 83,333 shares of common stock at an exercise price of $2.25, warrants to purchase 2,055,516 shares of common stock at an exercise price of $2.07, warrants to purchase 681,035 shares of common stock at $2.40 and warrants to purchase 264,369 shares of common stock at $3.00.

For the three months ended March 31, 2007, dilutive shares include warrants to purchase 510,003 at an exercise price of $1.50 and warrants to purchase 50,000 shares at an exercise price of $1.29.

 The following reconciles the components of the EPS computation

	Three Months Ended March 31,
	2008	2007
Net income available to common shareholders	$1,913,923	$1,002,913

Weighted average shares outstanding - basic	20,898,901	19,314,333
Effect of dilutive securities	3,962,851	42,028
Weighted average shares outstanding - diluted	24,861,752	19,356,361

Earnings per share - basic	$0.09	$0.05
Earnings per share - diluted	$0.08	$0.05

11.	Commitments and Contingencies

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

12.	Warrants

	Shares underlying warrants	Weighted average Exercise Price
Outstanding as of January 1, 2007	510,003	$1.50
Granted	4,747,707	1.99
Exercised	(127,500)	1.50
Expired or cancelled	-	-
Outstanding as of December 31, 2007	5,130,210	1.50

Granted	-	-
Exercised	(1,482,801)	1.80
Expired or cancelled	-	-
Outstanding as of March 31, 2008	3,647,409	$2.12

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2008.

Exercise Price	Outstanding March 31, 2008	Weighted Average Remaining Life in Years	Number exercisable
$1.29	50,000	1.65	50,000
$1.50	413,156	3.91	413,156
$1.89	100,000	2.34	75,000
$2.07	2,055,516	4.10	2,055,516
$2.25	83,334	2.09	83,334
$2.40	681,035	4.10	681,035
$3.00	264,369	4.10	264,369
	3,647,410	3.95	3,622,410

13.	Operating Risk

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

14.	Subsequent events

On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and Word Exchanges, Inc. (“WEI”) to purchase from the Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI. In consideration for the said shares, the Company will issue to the Vendor 400,000 shares of its common stock, par value US$0.001 per share. The Vendor will retain the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the shareholders of the Company a right of first refusal in the event he is desirous of selling such shares. The sale transaction closed on April 29, 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion of the results of our operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto, which appear elsewhere in this report.

Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those discussed from time to time in this report, as well as and any risks described in the “risk factors” section of our Registration Statement filed with the U.S. Securities and Exchange Commission on Form SB-2 (file no. 333-146023 and any other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the People’s Republic of China, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Overview

Our principal business is the distribution of educational resources through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a database comprising such resources as test papers for secondary education courses as well as video on demand. Our database includes more than 300,000 exams, test papers and courseware for secondary and elementary schools. We also offer, through our website, video on demand, which includes tutoring of past examination papers and examination techniques.

We also provide on-site teaching services in Harbin, where we have a 36,600 square foot training facility with 17 classrooms that can accommodate 1,200 students. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition fees for these classes.

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

The laws of the People’s Republic of China provide the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials, which affects our revenue in our training center business. Although the sale of educational material over the Internet is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable Chinese regulatory authorities.

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. At March 31, 2008, we had no accounts receivable.

Our prepaid expenses account for a significant portion of our current assets - approximately 708,000 or 3.8% of current assets at March 31, 2008. Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video and prepaid rent. At March 31, 2008, prepayment of press release expenses was approximately $7,000, prepayment to teachers for the development of educational materials was approximately $55,000, prepayment of rent expense was $239,000, prepayment of legal fees was approximately $76,000, prepayment of software development was approximately $285,000, prepaid consulting was approximately $25,000 and other prepaid expenses were approximately $21,000. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center. The prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and both revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. This business segment generates a relatively high gross margin, which was 86.2% for the three months ended March 31, 2008. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business segment, the principal components of cost of sales are faculty and the amortization of intangible assets. This business segment generates a lower gross margin than the online education business segment, which was 59.3% for the three months ended March 31, 2008. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

Because the purchase of both our on-line and our training center is made from discretionary funds, our business is dependent upon both the economy of the People’s Republic of China and the perception of students that they will benefit from improving their ability to perform well on standardized tests which are given before middle school, high school and university.

In December 2006, we acquired, for approximately $1.0 million, all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-site training on network engineering and ACCP software engineering to computer vocational training school students. As a result of this acquisition, we became the partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in the People’s Republic of China for vocational training. The acquisition includes six classrooms for on-site education classes, six computer rooms and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering.

We, through our wholly-owned subsidiary, own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to The Vocational Education Guidance Center of China, a non-profit, quasi-government entity, for no consideration in order to enable us to work with the Guidance Center's network to expand our business. The value of this 30% interest, which is based on our cost, is treated as an intangible.

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

On April 29, 2008, we entered and closed an agreement to acquire 70% (70 shares of common stock) of the issued and outstanding shares of World Exchanges Inc. (“World Exchanges”), which provides English training programs, English test preparation courses and overseas study and consulting services through its five existing “Group Entities”.

The five “Group Entities” are Beijing Weishi Success Education Technology Co., Ltd., Beijing World Exchanges English College, Yantai WECL English College, Xiamen Siming District Weishi English Training School and the Private Qingdao Weishi Education Training School, all of which provide English language training services in regions of Beijing, Yantai, Xiamen and Qingdao.

Accordingly, we now have the controlling rights to operate the five “Group Entities” through World Exchanges. World Exchanges primarily operates the World Exchanges College of Language (“WECL”) English Education business. The WECL has been providing English instruction for Chinese students since 1988. WECL offers 1) a Qualifying Program designed to help beginners who want to learn English as a second language to develop competence in communication skills at an elementary level; 2) a Combined Studies Program which is open to students with a College degree or at least six years of high school; 3) a General English Studies Program, which is the second year of the Combined Studies program or may be taken by someone with 3 years of university courses and a minimum of 6 years of English instruction. In addition, WECL recently started providing language test preparation programs and overseas study and consulting services for students.

We will have a share of the revenue from the English language training courses at the Group Entities and other revenue will come from their part-time, language training program, test preparation program as well as overseas study and consulting services for students.

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

Franchise rights, which we acquired from third parties, are amortized over the lives of the rights agreements, which is five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended March 31, 2008.

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

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon customers’ download of prepaid study materials. Prepaid debit cards allow our subscribers to purchase a predetermined monetary amount of download materials posted on our website. Prepaid service contracts are amortized to income on a straight line basis over the length of the service contract. These service contracts allow the user to obtain materials for a designed period of time. At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenues are recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenue when the prepaid debit card has expired. Revenue from advertising on our website is recognized when the advertisement is run. Since advertising customers are billed monthly, there are no unearned advertising revenues.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on its consolidated financial statements.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

The following table sets forth information from our statements of operations for the years ended March 31, 2008 and 2007.
	(Dollars)
	Three Months Ended March 31,
	2008		2007
Revenues:	$4,070,417	100%	$3,086,227	100%
Cost of sales	824,632	20.3%	886,311	28.7%
Gross profit	3,245,785	79.7%	2,199,916	71.3%
Income from operations	1,543,430	37.9%	1,185,690	38.4%
Interest Expense	--	--%	(104,497)	3.4%
Value-added tax refund	521,829	12.8%	-	-
Income before income taxes	2,090,167	51.4%	1,086,820	35.2%
Provision for income taxes	176,244	4.3%	83,907	2.7%
Income before minority interest	1,913,923	47.1%	1,002,913	32.5%
Net income	1,913,923	47.1%	1,002,913	32.5%

Our net cash provided by operating activities was $2.7 million for the three months ended March 31, 2008 an increase of $1.0 million or 57.2% from $1.7 million for the same period in 2007. This increase was due to an increase in net income of $0.9 million along with non-cash charges related to increase of depreciation and amortization of $0.15 million as compared to the three months ended March 31, 2007.

We operate in one business segment, that of education, in which we operate in two revenue areas of online education and education training centers. The following table sets forth information as to the gross margin for our two revenue areas for the three months ended March 31, 2008 and 2007.

	(Dollars)
	Three Months Ended March 31,
	2008	2007
On-line Education:
Revenue	$3,086,785	$2,626,668
Cost of sales	425,042	667,747
Gross profit	2,661,743	1,958,921
Gross margin	86.2%	74.6%
Training center
Revenue	983,632	459,559
Cost of sales	399,590	218,564
Gross profit	584,042	240,995
Gross margin	59.4%	52.4%

Revenue. Revenue increased by $984,190 or 31.9% in 2008 to $4,070,417 as compared to $3,086,227 in 2007, resulting in gross profit of $3,245,785 for 2008 as compared to gross profit of $2,199,916 in 2007. The increase in revenue reflected increases of approximately $460,000 from our on-line education area and approximately $524,000 for our training center area. Advertising income is included in our on-line education revenue. During 2008 and 2007, we added several new programs for vocational studies and certification programs, which provided new sources of income for our on-line education area.

Cost of sales. Our overall cost of sales decreased by approximately $61,679 to $824,632 in 2008 as compared to $886,311 in 2007. The increase in cost of sales reflects a $242,705 decrease in our cost of sales for our on-line education area in 2008 offset by an increase of $181,026 from our training center segment. The on-line training area gross margin increased to 86.2% in 2008 from 74.6% in 2007 due to the fact that on-line education costs are somewhat fixed and margins increase with volume. Our training center area gross margin increased to 59.4.0% in 2008 from 52.4% in 2007 due to decreased payments to lecturers.

Selling expenses. Selling expenses increased by approximately $447,000, or 59.6%, to approximately $1.2 million in 2008 from approximately $750,000 in 2007. Our selling expenses include increased agency fees associated with increased sales of our debit cards.

Administrative expenses. Administrative expenses increased by $149,699, or 94.9%, to $307,362 in 2008 as compared to $157,663 in 2007. The increase in administrative expenses was due to an increase in professional fees and office expenses offset by decreases in salaries and other administrative expenses.

Depreciation and amortization. Depreciation and amortization increased by $150,961, or 99%, to $304,081 in 2008 as compared to $153,120 in 2007. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest income (expense). Interest expense decreased by $104,497, or 100% to none in 2008 as compared to $104,497 in 2007. This reflects the conversion of the notes payable to stock during 2007.

Income Taxes. Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax exemption or “holiday” for the first two years after it so qualifies, and thereafter, a 50% tax “holiday” for three years. Since Harbin Zhong He Li Da became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday in 2006. Under the present law, we benefited from a 50% tax holiday for 2007 and will benefit from a 50% tax holiday in 2008 and 2009. As a result, our income tax for 2008 and 2007 reflects income tax at 50% of the tax rate of 15%, which is subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008. These changes will have the effect of increasing the enterprise tax rate by 2% per year until it reaches an effective tax rate of 25%.

Net income. As a result of the foregoing, we had net income of $1,913,923, or $0.09 per share basic and $0.08 diluted, for the three months ended March 31, 2008, as compared with net income of $1,002,913 or $0.05 per share (basic and diluted), for the three months ended March 31, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our current assets primarily consist of cash and prepaid expenses. We do not have inventory or accounts receivable, and our other receivables are not significant. Our prepaid expenses are primarily advance payments made to teachers for on-line materials and prepaid rent.

At March 31, 2008, we had cash and cash equivalents of approximately $17.7 million, an increase of approximately $5.9 million, or 50%, from approximately $11.8 million at December 31, 2007. This increase reflected the net income generated by our business during 2008, as well as exercises of warrants for common stock of approximately $2.7 million during the three months ended March 31, 2008.

Our net cash provided by operating activities was $2.7 million for the three months ended March 31, 2008 an increase of $1.0 million or 57.2% from $1.7 million for the same period in 2007. This increase was due to an increase in net income of $0.9 million along with non-cash charges related to increase of depreciation and amortization of $0.15 million as compared to the three months ended March 31, 2007.

At March 31, 2008, we had working capital of approximately $16.9 million, an increase of approximately $5.1 million from working capital of approximately $11.8 million at December 31, 2007. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses at March 31, 2008, were approximately $407,000, an decrease of approximately $16,000, or 3.8%, from approximately $423,000 at December 31, 2007, resulting from the increased level of cash during the quarter.

We believe that our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business to offer services in other parts of the People’s Republic of China as well as to market and continue the development of our vocational training activities, and it is possible that we may require additional funding for that purpose. Although we do not have any current plans to make any acquisitions, it is possible that we may seek to acquire one or more businesses in the education field, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to market risk of changes in foreign currency exchange rates. We neither hold nor issue financial instruments for trading purposes nor do we make use of derivative instruments to hedge the risks discussed below.

The following sections provide quantitative information on our exposure to market risks. Our use of sensitivity analyses are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

We collect revenue from operations principally in the Chinese Renminbi. All of our local sales revenue is collected in and substantially all of our expenses are paid in the Chinese Renminbi. We face foreign currency rate translation risk when our Chinese subsidaries results are translated to U.S. Dollars and with respect to financial instruments denominated in foreign currencies. Our results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Renminbi to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 Renminbi per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of March 31, 2008 the exchange rate was 7.012 Renminbi to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

As of March 31, 2008, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $16.5 million. The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.5 million at March 31, 2008.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2008, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Sherb & Co. , our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: May 14, 2008	By:	/s/ Xiqun Yu
Xiqun Yu Chief Executive Officer and President

Date: May 14, 2008	By:	/s/ Chunqing Wang
Chunqing Wang Chief Financial Officer