Form 10-Q
period 2008-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2008-08-14
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 30, 2008, there 21,892,631** shares of $0.001 par value common stock issued and outstanding.

** Adjusted to reflect a 1-for-3 reverse stock split which was effective as of October 12, 2007.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2008
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$19,377,514	$11,778,954
Advances to related parties	-	108,536
Other Receivable	477,094	-
Prepaid expenses	710,522	1,612,779
Total current assets	20,565,130	13,500,269

Long term investment	436,567	-
Property and equipment, net	6,137,680	6,186,824
Intangible, net	1,759,150	623,560
	$28,898,527	$20,310,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$456,895	$423,109
Deferred revenues	1,298,279	1,245,507
Total current liabilities	1,755,174	1,668,616

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 7,597,645 and 9,397,645 issued and outstanding, respectively, aggregate liquidation preference of $2,717,152 and $3,383,152, respectively)	3,010,144	3,677,944
Common stock ($0.001 par value, 150,000,000 shares authorized, 21,892,631 and 19,409,830, issued and outstanding, respectively)	21,893	19,410
Additional paid-in capital	10,642,986	6,378,110
Accumulated other comprehensive income	2,575,382	1,243,541
Retained earnings	10,892,948	7,323,032
Total stockholders' equity	27,143,353	18,642,037
	$28,898,527	$20,310,653

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Online education revenues	$3,853,942	$3,717,985	$6,940,727	$6,344,653
Training center revenues	604,752	631,770	1,588,384	1,091,329
Total revenue	4,458,694	4,349,755	8,529,111	7,435,982

Cost of Goods Sold
Online education costs	482,825	619,870	907,867	1,287,617
Training center costs	254,867	227,525	654,457	446,089
Total cost of goods sold	737,692	847,395	1,562,324	1,733,706

Gross Profit
Online education gross profit	3,371,117	3,098,115	6,032,860	5,057,036
Training center gross profit	349,885	404,245	933,927	645,240
Total gross profit	3,721,002	3,502,360	6,966,787	5,702,276

Operating Expenses
Selling expenses	1,415,683	1,088,728	2,613,018	1,839,166
Administrative	318,543	438,003	625,905	595,666
Depreciation and amortization	218,173	107,052	415,831	213,177
Total operating expenses	1,952,399	1,633,783	3,654,754	2,648,009

Other Income (Expense)
Other Income	6,668	55,494	528,497	55,494
Interest income	31,528	10,459	56,436	16,086
Interest expense	(21,842)	(388,582)	(21,842)	(493,079)
Total other income (expense)	16,354	(322,629)	563,091	(421,499)

Net Income Before Provision for Income Tax	1,784,957	1,545,948	3,875,124	2,632,768

Provision for Income Taxes
Current	128,964	152,838	305,208	236,745

Net Income	$1,655,993	$1,393,110	$3,569,916	$2,396,023

Basic Earnings Per Share	$0.08	$0.02	$0.17	$0.04

Basic Weighted Average Shares Outstanding	21,202,359	57,965,000	21,202,359	57,965,000

Diluted Earnings Per Share	$0.07	$0.02	$0.14	$0.04

Diluted Weighted Average Shares Outstanding	24,818,668	60,917,777	24,818,668	60,917,777

The Components of Other Comprehensive Income
Net Income	$1,655,993	$1,393,110	$3,569,916	$2,396,023
Foreign currency translation adjustment	55,303	(210,170)	1,331,841	48,596

Comprehensive Income	$1,711,296	$1,182,940	$4,901,757	$2,444,619

See accompanying summary of accounting policies and notes to financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net Income	$3,569,916	$2,396,023
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	673,059	383,734
Amortization of loan discount - warrants attached to loans	-	420,639
Warrants issued for services	-	12,371
Stock issued for services	-	15,900
Net change in assets and liabilities
Other receivables	(477,094)	54,723
Prepaid expenses and other	484,128	493,493
Advances from related parties	108,536	-
Accounts payable and accrued liabilities	33,786	236,875
Deferred revenue	52,772	848,425
Net cash provided by operating activities	4,445,103	4,862,183

Cash flows from investing activities
Purchases of fixed assets	(409,378)	(500,732)
Long-term investment	(436,567)	-
Net Cash (used in ) investing activities	(845,945)	(500,732)

Cash flows from financing activities
Warrants exercised	2,667,559	2,067,447

Effect of exchange rate	1,331,841	48,596

Net increase in cash	7,598,558	6,477,494

Cash and cash equivalents at beginning of year	11,778,954	1,838,339

Cash and cash equivalents at end of year	$19,377,514	$8,315,833

Supplemental disclosure of cash flow information
Interest paid	$-	$59,588
Taxes paid	$94,737	$-
Value of warrants issued for services	$-	$12,371

Non-cash investing and financing activities
Conversion of preferred stock to common	$667,800	$339,076

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business

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

ZHLD is a technology company engaged in the online education industry in the People’s Republic of China. Its mission is to promote distance learning development in the People’s Republic of China, to improve the efficiency and effectiveness of elementary education, higher education, vocational education, skill education, continuing education, and professional training programs, and to integrate with the international education system.

ZHLD’s subsidiary, Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the People’s Republic of China (the “PRC”) on July 8, 2005 with a registered capital of $60,386 and is a wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZHTC with 1% held in trust by Xiqun Yu for the benefit of China Education Alliance, Inc.

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. The 30% interest in BHYHZ that the Company transferred to The Vocational Education Guidance Center of China for no consideration was treated as an intangible asset. The minority ownership interest shares of operating losses of BHYHZ are being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the six months ended June 30, 2008 was $73,096.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Harbin Daily Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co. In return for their respective contributions, ZHLD will own 49.02% equity interest and Harbin Daily Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of June 30, 2008 is $436,567.

Pursuant to the terms of the supplementary agreement, Harbin Daily Newspaper Group assigned all its rights in the “Scientific Discovery” newspaper exclusively to the joint venture company, Harbin New Discovery Media Co. In the event that the rights to “Scientific Discovery” expire because of reason other than a change in government policies and an inability to defend against or resist such changes, Harbin Daily Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co. Ltd is now a 49.02% owned subsidiary of ZHLD.

On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and Word Exchanges, Inc. (“WEI”) to purchase from the Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI. In consideration for the said shares, the Company issued to the Vendor 400,000 shares of its common stock, par value US$0.001 per share with $2.33 closing price per share. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the vendor is desirous of selling such shares. The sale transaction closed on April 29, 2008. As a result of the transaction, WEI is now a 70% owned subsidiary of the Company. The Company will absorb any losses attributable to the minority interest as the minority interest has no basis in their WEI investment. Since December 19, 1991, WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. WEI provides English training programs, English test preparation courses and overseas study and consulting services in the PRC.

The Company’s principal business is the distribution of educational resources through the Internet. The Company’s website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. The Company has a data base comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. The data base includes more than 300,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, new instructors are engaged to develop new exams and methodologies for taking the exams. The Company markets this database under the name “Famous Instructor Test Paper Store.” Also offered, though the website, is video on demand, which includes tutoring of exam papers and exam techniques. The Company complements past examination and test papers by providing an interactive platform for students to understand the key points from the papers and examinations. Although a number of the resources are available through the website without charge, our subscribers are charged for such services as the “Famous Instructor Test Paper Store” and the video on demand. Subscribers can purchase debit cards which can be used to download material from the website.

The Company also provides on-site teaching services in Harbin, which are marketed under the name “Classroom of Famed Instructors.” The Company has a 36,600 square foot training facility in Harbin, Heilonjiang Province, the People’s Republic of China, which has 17 classrooms and can accommodate up to 1,200 students. These classes, which complement our on-line education services, provide classroom and tutoring to our students. The courses primarily cover the compulsory education curriculum of junior, middle and high school. The Company charges tuition for these classes.

The Company operates in one business segment, that of education, in which it operates in two revenue areas of online education and education training centers. With the acquisition of WEI, the Company is also in the business of providing English training programs, English test preparation courses and overseas study and consulting services through five entities, namely, Beijing Weishi Success Education Technology Co., Ltd., Beijing World Exchanges English College, Yantai WECL English College, Xiamen Siming District Weishi English Training School and the Private Qingdao Weishi Education Training School in Beijing, Yantai, Xiamen and Qingdao. Also, with the establishment of Harbin New Discovery Media Co., Ltd, the Company is now in the business of publishing and circulating “Scientific Discover”, a scientific information newspaper, with a focus on education.

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

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 310 of Regulation S-K and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, these interim statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These notes and accompanying financial statements retroactively reflect a reverse split that became effective October 12, 2007. Fractional shares were rounded up resulting in the issuance of 216 shares in excess of the actual conversion rate of 3-to-1.

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD and ZHTC) and its majority owned subsidiaries (BHYHZ and WEI). All inter-company transactions and balances were eliminated. Minority interest in the net assets and earnings or losses of BHYHZ and WEI are reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Cumulative losses applicable to minority interest that exceed the minority’s interest in the subsidiary’s capital, the losses in excess of the minority’s interest in the subsidiaries capital are charged against the majority interest. Subsequent profits earned by a subsidiary under such circumstances that are applicable to the minority interests should be allocated to the majority interest to the extent minority losses have been previously absorbed.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2007 and June 30, 2008.

Intangible Assets - Intangible assets consist of franchise rights, transfer of minority interest in BHYHZ subsidiary for no consideration, and WEI’s intangible that are amortized over the lives of the rights agreements, which all five years except for the WEI intangible. As of June 30, 2008, the Company is determining the appropriate classification, type and life of the WEI intangible. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarters ended June 30, 2008 and 2007.

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

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of June 30, 2008 and December 31, 2007 were $1,298,279 and $1,245,507 respectively.

Advertising - The Company expenses advertising costs for television spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three and six months ended June 30, 2008 and 2007 were $279,223 and $47,811, $422,840 and $193,411, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Software companies are eligible for a 14% VAT tax refund under PRC tax policy. The Company applied for and received VAT refunds of $528,497 for the six months ended June 30, 2008.

Related party - A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence. As of December 31, 2007 the Company has advanced to their CEO $108,336 to develop the Company. The funds were expended within the six months ended June 30, 2008.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of June 30, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

Reclassifications - Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

The Company is operating in People’s Republic of China China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

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

For the three and six months ended June 30, 2008 and 2007, no single customer accounted for 10% or more of revenue.

As of June 30, 2008 and December 31, 2007, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred. The Company has not accrued for any losses as of June 30, 2008 And December 31, 2007

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30, 2008	December 31, 2007
	(unaudited)

Cash on Hand	$429	$2,652
Bank Deposits	19,377,085	11,776,302
	$19,377,514	$11,778,954

6.	Other Receivable

Other Receivables are all unsecured and due upon demand:

	June 30,	December 31,
	2008	2007
	(unaudited)

Joint Venture Partner	$454,029	$-
Shareholder	23,065	-
	$477,094	$-

7.	Prepaid Expenses

Prepaid Expenses consist of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Prepaid rent	$238,535	$285,269
Prepaid software development	291,045	633,562
Prepaid teachers and online material	143,172	143,927
Prepaid services and professional fees	24,011	109,589
Prepaid television advertising	-	401,918
Other prepaid expenses	13,759	38,514
	$710,522	$1,612,779

8.	Property and Equipment

Property and Equipment consist of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Buildings	$3,553,701	$3,434,247
Transportation vehicles	190,937	179,737
software	2,776,431	2,613,573
Furniture and fixtures	1,353,033	1,273,634
	7,874,102	7,501,191
Less: Accumulated Depreciation	(1,736,422)	(1,314,367)
Property and Equipment, Net	$6,137,680	$6,186,823

For the three and six months ended June 30, 2008 and 2007, depreciation expenses totaled $218,240 and $ 107,052, $458,520 and $308,184 respectively. Allocated in the three and six months ended June 30, 2008 and 2007 depreciation expenses totaling $68,731 and $47,504, $137,462 and $95,007, respectively were included in cost of goods sold.

As of June 30, 2008 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

9.	Intangibles

Intangibles of the Company consist of franchise rights, transfer of minority interest in BHYHZ subsidiary for no consideration and WEI’s intangible. There are three franchise rights in the company: Usage rights, ACCP training course, and BENET training course. The Usage rights is software to help university students to search jobs, post their resumes, and communicate with potential employers. The ACCP training course is an authority for training software engineers under authorized training procedures with authorized textbooks. The BENET training course is an authority for training internet engineers under authorized training procedures with authorized textbooks.

In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit, quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as an intangible asset on the consolidated financial statements. At June 30, 2008, the intangible asset relating to this transaction was $38,234 net of amortization of $5,462. The minority ownership interest share of operating losses of BHYHZ are being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the six months ended June 30, 2008 was $73,096. The Company is amortizing this intangible over an estimated useful life of four years.

The April 29, 2008 acquisition of WEI for $932,000, consisting entirely of 400,000 shares of the Company’s common stock at a market price of $2.33, per share, was allocated entirely to the Company. The 30% minority interest of WEI has no basis in their investment accordingly; the entire acquisition was allocated to the Company. As the WEI acquisition included no assets or liabilities of WEI, the entire purchase price was allocated to an intangible asset. As of June 30, 2008 the Company is determining the appropriate classification, type and life of this intangible asset. For the six months ended June 30, 2008 the Company has amortized $15,533 of the intangible based on a preliminary life of fifteen years. At June 30, 2008, the intangible asset relating to this transaction was $916,467 net of amortization of $15,533.

Intangibles consist of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Usage rights.	$436,567	$-
ACCP training course	733,433	729,703
BENET training course	51,369	53,826
Minority interest in BHYHZ subsidiary	43,696	43,696
WEI intangible	932,000	-
	2,197,065	827,225
Less: accumulated amortization	(437,915)	(203,665)
Intangibles, net	$1,759,150	$623,560

For the three and six months ended June 30, 2008 and 2007, amortization expenses totaled $118,970 and $21,848, $437,915 and $43,696 respectively.

Future amortization of intangible assets is as follows:

Year Ended December 31,
2008	$236,290
2009	392,056
2010	234,999
2011	196,800
2012	62,132
Thereafter	636,873
$1,759,150

10.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. Therefore, during the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of June 30, 2008 and December 31, 2007, the Company had deferred revenue of $1,298,279 and $1,245,507, respectively.

11.	Stockholders’ Equity

The Company recorded the following equity transactions during the six months ended June 30, 2008:

-	On June 27, 2008, the Company issued 400,000 common shares with par value US$0.001 per share to Mr. Yuli Guo, to acquire 70% of WEI.

-	During the six months ended June 30, 2008 warrants for the purchase of 1,482,801 shares of common stock were exercised for proceeds of $2,667,559.

-	During the six months ended June 30, 2008 at total of 1,800,000 Series A Preferred Shares were converted into 600,000 shares of common stock valued at $667,800.

-
On March 17, 2008, the Company’s board of directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time in the open market at prevailing market prices. As of June 30, 2008 no shares have been repurchased.

12.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the six months ended June 30, 2008, dilutive shares include 2,532,548 shares attributable to convertible preferred stock, outstanding warrants to purchase 413,156 shares of common stock at an exercise price of $1.50, warrants to purchase 83,333 shares of common stock at an exercise price of $2.25, warrants to purchase 2,055,516 shares of common stock at an exercise price of $2.07, warrants to purchase 681,035 shares of common stock at $2.40 and warrants to purchase 264,369 shares of common stock at $3.00.

For the six months ended June 30, 2007, dilutive shares include warrants to purchase 100,000 at an exercise price of $1.89 and warrants to purchase 50,000 shares at an exercise price of $1.29.

The following reconciles the components of the EPS computation

	Six Months Ended June 30,
	2008	2007
Net income available to common shareholders	$3,569,916	$2,396,023

Weighted average shares outstanding - basic	21,202,359	57,965,000
Effect of dilutive securities	3,616,309	2,952,777
Weighted average shares outstanding - diluted	24,818,668	60,917,777

Earnings per share - basic	$0.17	$0.04
Earnings per share - diluted	$0.14	$0.04

13.	Commitments and Contingencies

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

14.	Warrants

	Shares underlying warrants	Weighted average Exercise Price
Outstanding as of January 1, 2007	510,003	$1.50
Granted	4,747,707	1.99
Exercised	(127,500)	1.50
Expired or cancelled	-	-
Outstanding as of December 31, 2007	5,130,210	1.50

Granted	-	-
Exercised	(1,482,801)	1.80
Expired or cancelled	-	-
Outstanding as of June 30, 2008	3,647,409	$2.12

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2008.

Exercise Price	Outstanding June 30, 2008	Weighted Average Remaining Life in Years	Number exercisable
$1.29	50,000	1.40	50,000
$1.50	413,156	3.66	413,156
$1.89	100,000	2.09	75,000
$2.07	2,055,516	3.85	2,055,516
$2.25	83,333	1.84	83,334
$2.40	681,035	3.85	681,035
$3.00	264,369	3.85	264,369
	3,647,409	3.70	3,622,410

15.	Operating Risk

(a) Country risk

Currently, the Company’s revenue is mainly derived from sale of educational products and services in the People’s Republic of China. The Company hopes to expand its operations in the People’s Republic of China, however, there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

(d) Political risk

Currently, the People’s Republic of China is in a period of growth and is openly promoting business development in order to bring more business into the People’s Republic of China . Additionally, the People’s Republic of China allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate in the People’s Republic of China could be affected.

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in People’s Republic of China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

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

Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those discussed from time to time in this report, as well as and any risks described in the “risk factors” section of our Registration Statement filed with the U.S. Securities and Exchange Commission on Form SB-2 (file no. 333-146023) and any other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the People’s Republic of China, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. At June 30, 2008, we had no accounts receivable.

Our prepaid expenses account for a significant portion of our current assets - approximately 710,522 or 3.5% of current assets at June 30, 2008. Prepaid expenses are primarily comprised of advance payments made for services to teachers for online materials and video and prepaid rent. At June 30, 2008, . prepaid press releases totaled $3,638, prepayments to teachers for online materials totaled $143,172, prepayment of rent expense totaled $238,535, consulting fees totaled $8,731, legal fees totaled $11,642, software development totaled $291,045 and other prepaid expenses were $13,759. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center. The prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and both revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. This business segment generates a relatively high gross margin, which was 86.9% for the six months ended June 30, 2008. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business segment, the principal components of cost of sales are faculty and the amortization of intangible assets. This business segment generates a lower gross margin than the online education business segment, which was 58.8% for the six months ended June 30, 2008. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

On April 27, 2008, we entered and closed an agreement to acquire 70% (70 shares of common stock) of the issued and outstanding shares of World Exchanges Inc. (“World Exchanges”), which provides English training programs, English test preparation courses and overseas study and consulting services through its five existing “Group Entities”.

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

On April 18, 2008, the Company’s wholly-owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. entered an agreement to contribute RMB3, 000,000 (approximately, $430,000) for a 49.02% equity interest of Harbin New Discovery Media Co (HNDM), which provides domestic advertising, press releasing, and agency service, software services, and business services national wide.

HNDM has strong newspaper brand recognition and a loyal readership in the Heilongjiang province. Through HNDM, we may create new educational material distribution channels in readable newspaper format in the future. In addition, our joint venture partner, Harbin Daily Newspaper Group has extensive expertise, resources, and relationships in the newspaper business which we may leverage to assure success in any new ventures.

HNDM’s “Scientific Discovery” newspaper has two publications per week. The first one comprises elementary and secondary school tutorship materials, synchronizing with students syllabi. The second one comprises scientific information and guidance in daily life. We anticipate a weekly circulation of 150,000 sets.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Franchise rights, which we acquired from third parties, are amortized over the lives of the rights agreements, which is five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended June 30, 2008.

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

Prepaid expenses are primarily comprised advance payments made for services to teachers for online materials and video and prepaid rent.

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

We have a stock option compensation plan to our new CFO, Ms. Susan Liu, to purchase a total of 10,000 shares of common stock of the company, such options to vest monthly in equal installments commencing from June 2, 2008 through June 1, 2009. The initial grant shall vest in 833 equal monthly installments.

We do not have any stock option or other equity-based incentive plans for our other officers, directors or key employees. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

The following table sets forth information from our statements of operations for the three months ended June 30, 2008 and 2007:

	(Dollars in thousands)
	Three Months Ended June 30,
	2008		2007

Revenue	$4,459	100%	$4,350	100%
Cost of sales	738	16.5%	848	19.5%
Gross profit	3,721	83.5%	3,502	80.5%
Income from operations	1,769	39.7%	1,868	42.9%
Interest expense	10	0.2%	389	8.9%
Other income	7	0.2%	66	1.5%
Income before income taxes	1,785	40.0%	1,546	35.5%
Provision for income taxes	129	2.9%	153	3.5%
Income before minority interest	1,656	37.1%	1,393	32.0%
Net income	1,656	37.1%	1,393	32.0%

The following table sets forth information as to the gross margin for our two lines of business for the three months ended June 30, 2008 and 2007.

	Dollars in thousands
	Three Months Ended June 30,
	2008	2007
Online Education:
Revenue	$3,854	$3,718
Cost of sales	483	620
Gross profit	3,371	3,098
Gross margin	87.5%	83.3%
Training center
Revenue	605	632
Cost of sales	255	228
Gross profit	350	404
Gross margin	57.9%	64.0%

Three Months Ended June 30, 2008 and 2007

Revenue for the three months ended June 30, 2008 (the “June, 30 2008 quarter”) increased by $109,000, or 3%, to $4,459,000 compared to $4,350,000 for the three months ended June 30, 2007 (the “June, 30 2007 quarter”). The increase in revenue reflected increases of approximately $0.13 million from the online education division and decrease of $27,018 for the training center. Advertising income is included in our online education revenue. During 2007 and 2008, we added several new programs for vocational studies and certification programs, which provides new source of income for our online education business.

Our overall cost of sales decreased by $110,000 to $738,000 in the June 30, 2008 quarter, as compared to $848,000 in the June 30, 2007 quarter. The decrease in cost of sales reflects a $137,045 decrease in our cost of sales for the online education division for the June 30, 2008 quarter which has been partially offset by an increase of $27,342 from our training center division. The online gross margin for the June 30, 2008 quarter also reflects an increase in advertising revenue which has no substantial costs associated with it. The online training division gross margin increased to 87.5% in the June 30, 2008 quarter from 83.3% in the June 30, 2007 quarter due to the fact that online costs are somewhat fixed and margins increase with volume. In the training center division, gross margin decreased to 57.9% in the June 30, 2008 quarter from 64.0% in the June 30, 2007 quarter due to more amortization of training center related intangible assets and decreased payments to lecturers.

Selling expenses increased by $362,955 or 30% to $1,415,683 in the June 30, 2008 quarter from $1,088,728 in the June 30, 2007 quarter. Until the middle of 2007, we did not expend much effort in marketing our services and products, which is reflected in the modest selling expenses in the June 2007 quarter. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative expenses decreased by $119, 460 or 27%, to $318,543 in the June 30, 2008 quarter as compared to $438,003 in the June 30, 2007 quarter. The decrease is due primarily to a decrease in salaries and decrease in travel and telephone expense.

Depreciation and amortization increased by $111,121, or 104%, to $218,173 in the June 30, 2008 quarter, as compared to $107,052, in the June 30, 2007 quarter. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest expense decreased by $366,740, or 94%, to $21,842 in the June 30, 2008 quarter. There was $388,582 interest expense in the June 30, 2007 quarter, which was attributable to a bridge loan which was made in September 2006.

Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006 and, under the present law, we will benefit from a 50% tax holiday for 2007, 2008 and 2009. As a result our income taxes for the June 30, 2008 quarter and the June 30, 2007 quarter reflect income taxes at 50% of the applicable tax rate of 15%.

As a result of the foregoing, we had net income of $1,655,993, or $.08 per share (basic and diluted), for the June 2008 quarter, as compared with net income of $1,393,110, or $.02 per share (basic and diluted), for the June 2007 quarter.

Six Months Ended June 30, 2008 and 2007

The following table sets forth information from our statements of operations for the six months ended June 30, 2008 and 2007.

	(Dollars)
	Six Months Ended June 30,
	2008		2007
Revenue:	$8,529,111	100%	$7,435,982	100%
Cost of sales	1,562,324	18.3%	1,733,706	23.3%
Gross profit	6,966,787	81.7%	5,702,276	76.7%
Income from operations	3,312,033	38.8%	3,054,267	41.1%
Interest Expense	(34,594)	0.4%	(421,499)	5.7%
Value-added tax refund	528,497	6.2%	-	-
Income before income taxes	3,875,124	45.4%	2,632,768	35.4%
Provision for income taxes	305,208	3.6%	236,745	3.2%
Income before minority interest	3,569,916	41.9%	2,396,023	32.2%
Net income	3,569,916	41.9%	2,396,023	32.2%

Our net cash provided by operating activities was $4,445,103 for the six months ended June 30, 2008 a decrease of $417,080 or 8.58% from $4,862,183 for the same period in 2007. This decrease was due to an increase in net income of $1,173,893 along with non-cash charges related to increase of depreciation and amortization of $202,721 as compared to the six months ended June 30, 2007.

We operate in one business segment, that of education, in which we operate in two revenue areas of online education and education training centers. The following table sets forth information as to the gross margin for our two revenue areas for the six months ended June 30, 2008 and 2007.

	(Dollars)
	Six Months Ended June 30,
	2008	2007
On-line Education:
Revenue	$6,940,727	$6,344,653
Cost of sales	907,867	1,287,617
Gross profit	6,032,860	5,057,036
Gross margin	86.9%	79.7%
Training center
Revenue	1,588,384	1,091,329
Cost of sales	654,457	446,089
Gross profit	933,927	645,240
Gross margin	58.8%	59.1%

Revenue. Revenue increased by $1,093,129 or 14.7% in for the six months ended June 30, 2008 to $8,529,111 as compared to $7,435,982 for the same period in 2007, resulting in gross profit of $6,966,787 for the six months ended June 30, 2008 as compared to gross profit of $5,702,274 for the same period in 2007. The increase in revenue reflected increases of approximately $596,074 from our on-line education area and approximately $497,055 for our training center area. Advertising income is included in our on-line education revenue. In both 2007 and 2008, we added several new programs for vocational studies and certification programs, which provided new sources of income for our on-line education area.

Cost of sales. Our overall cost of sales decreased by approximately $171,382 to $1,562,324 for the six months ended June 30, 2008 as compared to $1,733,706 for the same period in 2007. The decrease in cost of sales reflects a $379,750 decrease in our cost of sales for our on-line education area in 2008 offset by an increase of $208,368 from our training center segment. The on-line training area gross margin increased to 86.9% for the six months ended June 30, 2008 from 79.7% for the same period in 2007 due to the fact that on-line education costs are somewhat fixed and margins increase with volume. Our training center area gross margin decreased to 58.8% in for the six months ended June 30, 2008 from 59.1% for the same period in 2007 due to decreased payments to lecturers.

Selling expenses. Selling expenses increased by approximately $773,852, or 42.1%, to $2,613,018 for the six months ended June 30, 2008 from $1,839,166 for the same period in 2007. The increase in selling expenses include increased agency fees associated with increased sales of our debit cards.

Administrative expenses. Administrative expenses increased by $30,239, or 5.1%, to $625,905 in 2008 as compared to $595,666 in 2007. The increase in administrative expenses was due to an increase in professional fees and office expenses offset by decreases in salaries and other administrative expenses.

Depreciation and amortization. Depreciation and amortization increased by $202,654, or 95%, to $415,831 for the six months ended June 30, 2008 as compared to $213,177 for the same period in 2007. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest income (expense). Interest expense decreased by $471,237, or 95.6% to $21,842 for the six months ended June 30, 2008 as compared to $493,079 for the same period in 2007. This reflects the conversion of the notes payable to stock during 2007.

Income Taxes. Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax exemption or “holiday” for the first two years after it so qualifies, and thereafter, a 50% tax “holiday” for three years. Since Harbin Zhong He Li Da became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday in 2006. Under the present law, we benefited from a 50% tax holiday for 2007 and will benefit from a 50% tax holiday in 2008 and 2009. As a result, our income taxes for 2008 and 2007 reflect income taxes at 50% of the applicable tax rate of 15%, or such other applicable tax rate as a result of changes in tax rates effective January 1, 2008. These changes will have the effect of increasing the enterprise tax rate by 2% per year until it reaches an effective tax rate of 25%.

Net income. As a result of the foregoing, we had net income of $3,569,916, or $0.17 per share basic and $0.14 diluted, for the six months ended June 30, 2008, as compared with net income of $2,396,023 or $0.04 per share (basic and diluted), for the six months ended June 30, 2007.

Liquidity and Capital Resources

Our current assets primarily consist of cash and prepaid expenses. We do not have inventory or accounts receivable, and our other receivables are not significant. Our prepaid expenses are primarily advance payments made to teachers for on-line materials and prepaid rent.

At June 30, 2008, we had cash and cash equivalents of $19,377,514, an increase of $7,598,560 or 64.4%, from $11,778,954 at December 31, 2007. This increase reflected the net income generated by our business during 2008, as well as exercises of warrants for common stock of approximately $2.7 million during the six months ended June 30, 2008.

Our net cash provided by operating activities was $4,445,103 for the six months ended June 30, 2008, a decrease of $417,080 or 8.58% from $4,862,183 for the same period in 2007. This decrease was due to an increase in net income of approximately $1.2 million along with non-cash charges related to increase of depreciation and amortization of approximately $0.3 million and an increase in other receivables of approximately $0.4 million as compared to the six months ended June 30, 2007.

As of June 30, 2008, we had working capital of $18,809,956, an increase of $7,031,002 from working capital of $11,831,653 at December 31, 2007. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of June 30, 2008, were $456,895, an increase of $33,786, or 8.0%, from $423,109 at December 31, 2007, resulting from the increased level of cash during the quarter.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Renminbi to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 Renminbi per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of June 30, 2008 the exchange rate was 6.8718 Renminbi to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in the People’s Republic of China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

As of June 30, 2008, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of approximately $16.5 million. The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be $2,138,815 at June 30, 2008.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2008, we entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and Word Exchanges, Inc. (“WEI”) to purchase from the Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI. In consideration for the said shares, we issued to the Vendor 400,000 shares of our common stock, par value US$0.001 per share. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant our shareholders a right of first refusal in the event he is desirous of selling such shares. The sale transaction closed on April 29, 2008. As a result of the transaction, WEI is now a 70% owned subsidiary of the Company.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: August 14, 2008	By:	/s/ Xiqun Yu
Xiqun Yu Chief Executive Officer and President

Date: August 14, 2008	By:	/s/ Susan Liu
Susan Liu Chief Financial Officer