Form 10-Q
period 2008-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2008-11-13
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, there were 21,892,631** shares of $0.001 par value common stock issued and outstanding.

** Adjusted to reflect a 1-for-3 reverse stock split which was effective as of October 12, 2007.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheet

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,048,307	$11,778,954
Advances to related parties	1,052,269	108,536
Other receivable	296,276	-
Prepaid expenses	2,585,740	1,612,779
Total current assets	23,982,592	13,500,269

Property and equipment, net	6,374,735	6,186,824
Intangible, net	1,901,123	623,560
Long term investment	431,831	-
	$32,690,281	$20,310,653
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$712,727	$423,109
Deferred revenues	1,996,566	1,245,507
Total current liabilities	2,709,293	1,668,616
Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, of 7,597,645 and 9,397,645 issued and outstanding, respectively, aggregate liquidation preference of $2,717,152 and $3,383,152, respectively)	3,010,144	3,677,944
Common stock ($0.001 par value, 150,000,000 shares authorized, 21,892,631 and 19,409,830, issued and outstanding, respectively)	21,893	19,410
Additional paid-in capital	10,642,986	6,378,110
Statutory reserve
Accumulated other comprehensive income	2,656,105	1,243,541
Retained earnings	13,649,860	7,323,032
Total stockholders' equity	29,980,988	18,642,037
	$32,690,281	$20,310,653

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Revenues	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Online education revenues	$5,126,456	$3,613,550	$12,067,183	$9,958,203
Training center revenues	2,019,933	1,474,969	3,608,317	2,566,298
Total revenue	7,146,389	5,088,519	15,675,500	12,524,501

Cost of Goods Sold
Online education costs	714,995	568,334	1,622,862	1,855,951
Training center costs	667,066	402,225	1,321,523	848,314
Total cost of goods sold	1,382,061	970,559	2,944,385	2,704,265

Gross Profit
Online education gross profit	4,411,461	3,045,216	10,444,321	8,102,252
Training center gross profit	1,352,867	1,072,744	2,286,794	1,717,984
Total gross profit	5,764,328	4,117,960	12,731,115	9,820,236

Operating Expenses
Selling expenses	2,352,018	1,573,632	4,965,036	3,412,798
Administrative	288,083	317,407	935,830	913,073
Depreciation and amortization	264,988	128,124	680,819	341,301
Total operating expenses	2,905,089	2,019,163	6,581,685	4,667,172

Other Income (Expense)
Other Income	5,570	243,156	534,067	298,650
Interest income	37,991	18,253	94,427	34,339
Interest expense	-	(49,094)	-	(542,173)
Total other income (expense)	43,561	212,315	628,494	(209,184)

Net Income Before Provision for Income Tax	2,902,800	2,311,112	6,777,924	4,943,880

Provision for Income Taxes
Current	145,889	158,469	451,097	395,214

Net Income	$2,756,911	$2,152,643	$6,326,827	$4,548,666

Basic Earnings Per Share	$0.13	$0.11	$0.30	$0.24

Basic Weighted Average Shares Outstanding	21,434,129	19,321,667	21,434,129	19,319,249

Diluted Earnings Per Share	$0.11	$0.11	$0.26	$0.22

Diluted Weighted Average Shares Outstanding	24,176,509	20,284,937	24,796,069	20,282,519

The Components of Other Comprehensive Income
Net Income	$2,756,911	$2,152,643	$6,326,827	$4,548,666
Foreign currency translation adjustment	80,723	(210,170)	1,412,564	48,596

Comprehensive Income	$2,837,634	$1,942,473	$7,739,391	$4,597,262

See accompanying summary of accounting policies and notes to financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income	$6,326,827	$4,548,666
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	1,193,275	601,441
Amortization of loan discount - warrants attached to loans	-	420,639
Warrants issued for services	-	12,371
Stock issued for services	-	15,900
Other receivables	(296,276)	40,535
Prepaid expenses	(972,961)	(90,338)
Accounts payable and accrued liabilities	289,618	239,609
Deferred revenue	751,059	1,468,542
Net cash provided by operating activities	7,291,542	7,257,365

Cash flows from investing activities
Purchases of fixed assets	(994,181)	(1,738,502)
Purchases of intangible assets	(732,569)	-
Long-term investment	(431,831)	-
Net Cash (used in ) investing activities	(2,158,581)	(1,738,502)

Cash flows from financing activities
Warrants exercised	2,667,559	-
Proceeds from loans	-	3,400,000
Payments on loans	-	(1,530,000)
Advances from (payments to) related parties	(943,733)	(237,443)
Net cash provided by financing activities	1,723,826	1,632,557

Effect of exchange rate	1,412,566	293,316

Net increase in cash	8,269,353	7,444,736

Cash and cash equivalents at beginning of year	11,778,954	1,838,339

Cash and cash equivalents at end of year	$20,048,307	$9,283,075

Supplemental disclosure of cash flow information:
Interest paid	$-	$297,838
Taxes paid	$94,737	$-
Stock issued for Services	-	15,900
Value of warrants issued for services	$-	$12,371

Non-cash investing and financing activities:
Conversion of preferred stock to common	$667,800	$339,076

The accompanying notes are an integral part of these financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business

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

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. The 30% interest in BHYHZ that the Company transferred to The Vocational Education Guidance Center of China for no consideration was treated as an intangible asset. The minority ownership interest shares of operating losses of BHYHZ are being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for their BHYHZ subsidiary for the nine months ended September 30, 2008 was $82,432.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD will own 49.02% equity interest and Newspaper Group will own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of September 30, 2008 is $431,831.

Pursuant to the terms of the supplementary agreement, Newspaper Group assigned all their rights in the “Scientific Discovery” a scientific information newspaper, with a focus on education to introduce scientific knowledge to elementary and secondary students exclusively to the joint venture company, New Discovery. In the event that the rights to “Scientific Discovery” expire because of reason other than a change in government policies and an inability to defend against or resist such changes, Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, New Discovery is now a 49.02% owned equity investment of ZHLD, referred to as a long term investment in the accompanying balance sheet..

On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”) to purchase from the Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). In consideration for the said shares, the Company issued to the Vendor 400,000 shares of its common stock, with a market value of $2.33 per share. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor is desirous of selling such shares. The WEI Acquisition transaction closed on April 29, 2008. As a result of the transaction, WEI is now a 70% owned subsidiary of the Company. The Company will absorb any losses attributable to the minority interest, or the Vendor, as the minority interest has no basis in WEI. Since WEI’s establishment on December 19, 1991, WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. WEI provides English training programs, English test preparation courses and overseas study and consulting services in the PRC. The entire WEI purchase has been classified as an intangible, as WEI had no tangible net assets as the date of acquisition.

WEI primarily operates the World Exchanges College of Language (“WECL”) English Education business. The WECL has been providing English instruction for Chinese students since 1988. WECL offers 1) a Qualifying Program designed to help beginners who want to learn English as a second language to develop competence in communication skills at an elementary level; 2) a Combined Studies Program which is open to students with a College degree or at least six years of high school; 3) a General English Studies Program, which is the second year of the Combined Studies program or may be taken by someone with 3 years of university courses and a minimum of 6 years of English instruction. In addition, WECL recently started providing language test preparation programs and overseas study and consulting services for students.

The Company’s principal business is the distribution of educational resources through the Internet. The Company’s website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. The Company has a data base comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. The data base includes more than 300,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, new instructors are engaged to develop new exams and methodologies for taking the exams. The Company markets this database under the name “Famous Instructor Test Paper Store.” Also offered, though the website, is video on demand, which includes tutoring of exam papers and exam techniques. The Company complements past examination and test papers by providing an interactive platform for students to understand the key points from the papers and examinations. Although a number of the resources are available through the website without charge, our subscribers are charged for such services as the “Famous Instructor Test Paper Store” and the video on demand. Subscribers can purchase prepaid debit cards which can be used to download material from the website.

The Company also provides on-site teaching services in Harbin, which are marketed under the name “Classroom of Famed Instructors.” The Company has a 36,600 square foot training facility in Harbin, Heilonjiang Province, the People’s Republic of China, which has 17 classrooms and can accommodate up to 1,200 students. In these classrooms, the Company offers courses which complement their on-line education services, provide classroom and tutoring to our students. The courses primarily cover the compulsory education curriculum of junior, middle and high school. The Company charges tuition for these classes.

The Company operates in one business segment, that of education, in which it operates in two revenue areas of online education and education training centers. With the acquisition of WEI, the Company is in the business of providing English training programs, English test preparation courses and overseas study and consulting services through five English schools:

-	Beijing Weishi Success Education Technology Co., Ltd.,
-	Beijing World Exchanges English College,
-	Yantai WECL English College,
-	Xiamen Siming District Weishi English Training School
-	Private Qingdao Weishi Education Training School

These schools are located in Beijing, Beijing, Yantai, Xiamen and Qingdao, respectively. Due to PRC pending regulatory approval, the schools are excluded from the WEI Acquisition. If government approval for the acquisition of the schools is approved, the Company will determine if the schools will be included as part of the WEI Acquisition at a later date. Also, with the Company’s equity investment in New Discovery the Company is now invested in the business of publishing and circulating “Scientific Discovery”, a scientific information newspaper, with a focus on education.

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

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 310 of Regulation S-K and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, these interim statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These notes and accompanying financial statements retroactively reflect a reverse split that became effective October 12, 2007. Fractional shares were rounded up resulting in the issuance of 216 shares in excess of the actual conversion rate of 3-to-1.

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD and ZHTC) and its majority owned subsidiaries (BHYHZ and WEI). All inter-company transactions and balances were eliminated. Minority interest in the net assets and earnings or losses of BHYHZ and WEI have been absorbed by the Company as minority interest holders in these subsidiaries have no basis in their investment in these subsidiaries.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. Substantially most of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2007 and September 30, 2008.

Intangible Assets - Intangible assets consist of franchise rights on our educational products, the transfer of minority interest in BHYHZ subsidiary for no consideration, and WEI’s intangible that are amortized over the lives of the rights agreements, or their respective useful lives, which is five years except for the WEI intangible. As of September 30, 2008, the Company is determining the appropriate classification, type and life of the WEI intangible which resulted with the acquisition of WEI on April 29, 2008.

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the three and nine months ended September 30, 2008 and 2007.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity.

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

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of September 30, 2008 and December 31, 2007 were $1,996,566 and $1,245,507 respectively.

Other Receivables - Included in other receivables are receivables from the sale of prepaid debit cards to resellers. These sales are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total other receivables as of September 30, 2008 and December 31, 2007 was $296,276 and $0, respectively.

Advertising - The Company expenses advertising costs for television spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three and nine months ended September 30, 2008 and 2007 were $141,658 and $567,297, $564,498 and $760,708, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to indefinitely invest these earnings in foreign operations. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and nine months ended September 30, 2008 and 2007 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended and ending December 31, 2007, 2008 and 2009. Our income taxes for the September 30, 2008 quarter and the September 30, 2007 quarter reflect income taxes at 50% of the applicable tax rate of 15%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no deferred tax assets or liabilities as of September 30, 2008 and December 31, 2007. In addition, the Company has not recorded a deferred tax expense for the nine months ended September 30, 2008 and 2007.

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

Software companies are eligible for a 14% VAT tax refund under PRC tax policy. The Company applied for and received VAT refunds of $534,067 during the nine months ended September 30, 2008.

Related party - A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence. As of December 31, 2007 the Company has advanced to their CEO $108,536 to develop the Company. As of September 30, 2008, the Company has advances $31,131 to Mr. Yuli Guo, the minority shareholder of the Company’s WEI subsidiary. This advance was made to expand WEI’s operations outside of the PRC. In addition to the above, the Company advanced $1,021,138 to Beijing Weishi Success Education Technology Co., Ltd., and entity associated with our WEI subsidiary.

All advances to related parties are non- interest bearing and due upon demand.

Stock based compensation - The Company records compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB No. 123( R): Share-Based Payment (“SFAS No. 123( R)”) as interpreted by SEC Staff Accounting Bulletin No. 107. As required by SFAS no. 123 ( R), the Company records the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

In June 2008 the Company entered into an employment agreement with the current CFO of the Company. In accordance with the term of the agreement the Company granted an option to purchase 10,000 shares of the Company’s stock at $3.05 per share. These options have a one year life from the date of grant and vest in monthly installments of approximately 833 shares per month. The Company is determinig the proper valuation of these options as of September 30, 2008. The Company believes that the ultimate value of these options to be immaterial to the financial statements taken as a whole. The Company will commence expensing these options in accordance to FAS 123(R) in the fourth quarter of the year ended December 31, 2008. As of September 30, 2008 there are no other stock options outstanding other than the aforementioned options granted to the Company CFO.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of September 30, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

Reclassifications - Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent accounting pronouncements -

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The Company adopted this standard as of January 1, 2008. The adoption of this statement had a minimal effect on the Company’s financial condition or results of operations for the three and nine months ended September 30, 2008.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 for the year ending December 31, 2007 for their consolidated financial statements. The adoption of this statement had a minimal effect on the Company’s financial condition or results of operations for the three and nine months ended September 30, 2008.

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

For the three and nine months ended September 30, 2008 and 2007, no single customer accounted for 10% or more of revenue.

As of September 30, 2008 and December 31, 2007, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred. The Company has not accrued for any losses as of September 30, 2008 And December 31, 2007

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Cash on Hand	$476	$2,652
Bank Deposits	20,047,831	11,776,302
	$20,048,307	$11,778,954

6. Advance to Related Parties

Advance to related parties consist of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Shareholder	$31,131	$-
Beijing Weishi Success Education Technology Co., Ltd	1,021,138	-
Advance to CEO Mr. Xiqun Yu	-	108,536
	$1,052,269	$108,536

As of September 30, 2008, the Company has advances $31,131 to Mr. Yuli Guo, the minority shareholder of the Company’s WEI subsidiary. This advance was made to expand WEI’s operations outside of the PRC.  In addition to the above, the Company advanced $1,021,138 to Beijing Weishi Success Education Technology Co., Ltd., and entity associated with our WEI subsidiary.

7.	Other Receivable

Other Receivables are all unsecured and due upon demand:

	September 30,	December 31,
	2008	2007
	(unaudited)
Agents in Beijing	$215,898	-
Agents in Inner Mongolia and other areas	80,378	-
	$296,276	$-

To develop business in new areas, the Company delivered pre-debit cards to agents in Beijing, Inner Mongolia and other areas with 6 months receivables’ period.

8.	Prepaid Expenses

Prepaid Expenses consist of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
Prepaid rent	$180,663	$285,269
Prepaid software development	-	633,562
Prepaid teachers and online material	290,517	143,927
Prepaid services and professional fees	91,465	109,589
Prepaid outdoor advertising	1,983,924	-
Prepaid television advertising	-	401,918
Other prepaid expenses	39,171	38,514
	$2,585,740	$1,612,779

9.	Property and Equipment

Property and Equipment consist of the following:
	September 30,	December 31,
	2008	2007
	(unaudited)
Buildings	$3,562,358	$3,434,247
Transportation vehicles	191,402	179,737
Software	3,175,923	2,613,573
Furniture and fixtures	1,565,688	1,273,634
	8,495,372	7,501,191
Depreciation	(2,120,637)	(1,314,367)
Property and Equipment, Net	$6,374,735	$6,186,823

For the three and nine months ended September 30, 2008 and 2007, depreciation expenses totaled $347,750 and $ 145,065, $806,270 and $453,249 respectively. Allocated in the three and nine months ended September 30, 2008 and 2007 depreciation expenses totaling $64,988 and $49,901, $202,450 and $144,908, respectively were included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of September 30, 2008 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the company’s buildings are located and provide the Company to use for free.

In the PRC land use rights are the legal rights for an entity to use lands for a fixed period of time. The PRC adopts dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”).

10.	Intangibles

Intangibles of the Company consist of franchise rights, transfer of minority interest in BHYHZ subsidiary for no consideration and WEI’s intangible

Franchise Rights
There are four franchise rights owned by the Company: Usage rights for job seekers, ACCP training course, BENET training course, and Usage rights for learners.

-	The Usage rights for job seekers is software to help university students to search jobs, post their resumes, and communicate with potential employers.

-	The ACCP training course is an authority for training software engineers under authorized training procedures with authorized textbooks.

-	The BENET training course is an authority for training internet engineers under authorized training procedures with authorized textbooks.

-	The Usage right for learners is software to help elementary and secondary students to do assignments, test papers, and get instructions from teachers.

BHYHZ intangible
In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit, a quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as an intangible asset, related to their customer base, that is being amortized over four years. At September 30, 2008, the intangible asset relating to this transaction was $35,503 net of amortization of $8,193. The minority ownership interest share of operating losses of BHYHZ is being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the nine months ended September 30, 2008 was $82,432. The Company is amortizing this intangible over an estimated useful life of four years.

WEI intangible
The April 29, 2008 acquisition of WEI for $932,000, consisting entirely of 400,000 shares of the Company’s common stock at a market price of $2.33, per share, was allocated entirely to the Company. The 30% minority interest of WEI has no basis in their investment accordingly; the entire acquisition was allocated to the Company. As the WEI acquisition included no assets or liabilities of WEI, the entire purchase price was allocated to an intangible asset. As of September 30, 2008 the Company is determining the appropriate classification, type and life of this intangible asset. For the nine months ended September 30, 2008 the Company has amortized $31,066 of the intangible based on a preliminary life of fifteen years. At September 30, 2008, the intangible asset relating to this transaction was $900,934 net of amortization of $31,066.

Intangibles consist of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Usage rights — Job Seekers	$437,630	$-
ACCP training course	735,218	729,703
BENET training course	51,495	53,826
Usage rights—Learner	291,754	-
Minority interest in BHYHZ subsidiary	43,696	43,696
WEI intangible	932,000	-
	2,491,793	827,225
Less: accumulated amortization	(590,670)	(203,665)
Intangibles, net	$1,901,123	$623,560

For the three and nine months ended September 30, 2008 and 2007, amortization expenses totaled $152,755 and $21,848, $387,005 and $43,696 respectively, and is recorded in operating expenses.

Future amortization of intangible assets is as follows:

Year Ended December 31,
2008	$382,167
2009	392,056
2010	234,999
2011	196,800
2012	62,132
Thereafter	632,969
$1,901,123

11.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of September 30, 2008 and December 31, 2007, the Company had deferred revenue of $1,996,566 and $1,245,507, respectively.

12.	Stockholders’ Equity

The Company recorded the following equity transactions during the nine months ended September 30, 2008:

-	On June 27, 2008, the Company issued 400,000 common shares with par value US$0.001 per share to Mr. Yuli Guo, to acquire 70% of WEI.

-	During the nine months ended September 30, 2008 warrants for the purchase of 1,482,801 shares of common stock were exercised for proceeds of $2,667,559.

-	During the nine months ended September 30, 2008 a total of 1,800,000 Series A Preferred Shares were converted into 600,000 shares of common stock valued at $667,800.

-	On March 17, 2008, the Company’s board of directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time in the open market at prevailing market prices. As of September 30, 2008 no shares have been repurchased.

13.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the nine months ended September 30, 2008, dilutive shares include 2,532,548 shares attributable to convertible preferred stock, outstanding warrants to purchase 413,156 shares of common stock at an exercise price of $1.50, warrants to purchase 83,333 shares of common stock at an exercise price of $2.25, warrants to purchase 2,055,516 shares of common stock at an exercise price of $2.07 and warrants to purchase 681,035 shares of common stock at $2.40.

For the nine months ended September 30, 2007, dilutive shares include warrants to purchase 100,000 at an exercise price of $1.89 and warrants to purchase 50,000 shares at an exercise price of $1.29.

The following reconciles the components of the EPS computation
	Nine Months
	Ended September 30,
	2008	2007
Net income available to common shareholders	$6,326,827	$4,548,666

Weighted average shares outstanding - basic	21,434,129	19,319,249
Effect of dilutive securities	3,361,940	963,270
Weighted average shares outstanding - diluted	24,796,069	20,282,519

Earnings per share - basic	$0.30	$0.24
Earnings per share - diluted	$0.26	$0.22

14.	Commitments and Contingencies

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

In June 2008 the Company entered into an employment agreement with their CFO. The following compensation is included in the agreement: a monthly salary of $6,000 (Canadian $), an annual bonus equivalent to one month’s salary, payable in December of each year, based on the monthly salary in effect on November 30 of that year, and the Company granted an option to purchase 10,000 shares of the Company’s stock at $3.05 per share. These options have a one year life from the date of grant and vest in monthly installments of approximately 833 shares per month. The Company is determining the proper valuation of these options as of September 30, 2008.

15.	Warrants

	Shares underlying warrants	Weighted average Exercise Price
Outstanding as of January 1, 2007	510,003	$1.5
Granted	4,747,707	1.99
Exercised	(127,500)	1.5
Expired or cancelled	-	-
Outstanding as of December 31, 2007	5,130,210	1.5

Granted	-	-
Exercised	(1,482,801)	1.8
Expired or cancelled	-	-
Outstanding as of September 30, 2008	3,647,409	$2.12

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2008.

Exercise Price	Outstanding September 30, 2008	Weighted Average Remaining Life in Years	Number exercisable
$1.29	50,000	1.15	50,000
$1.50	413,156	3.41	413,156
$1.89	100,000	1.84	100,000
$2.07	2,055,516	3.59	2,055,516
$2.25	83,333	1.59	83,333
$2.40	681,035	3.59	681,035
$3.00	264,369	3.59	264,369
	3,647,409	3.45	3,647,409

16.	Operating Risk

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. At September 30, 2008, we had no accounts receivable.

Our prepaid expenses account for a significant portion of our current assets - $2,585,740 or 10.78% of current assets at September 30, 2008. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, outdoor advertising and prepaid rent. At September 30, 2008, prepayments to teachers for online materials totaled $290.517, prepayment of rent expense totaled $180,663, prepayments for outdoor advertising totaled $1,983,924, prepaid services and professional fees totaled $91,645 , and other prepaid expenses were $39,171. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and both revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. This business segment generates a relatively high gross margin, which was 86.6% for the nine months ended September 30, 2008. The gross margin is affected by the payments we have to make to teachers for the materials. In our training center business segment, the principal components of cost of sales are faculty and the amortization of intangible assets. This business segment generates a lower gross margin than the online education business segment, which was 63.4% for the nine months ended September 30, 2008. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

In December 2006, we acquired, for approximately $1.0 million, all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-site training on network engineering and ACCP software engineering to computer vocational training school students. As a result of this acquisition, we became the partner of Beida Qingniao APTEC Software Engineering within the Heilongjiang Province in the People’s Republic of China for vocational training. The acquisition included six classrooms for on-site education classes, six computer rooms and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering.

We, through our wholly-owned subsidiary, own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd,(“BHYHZ”) which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to The Vocational Education Guidance Center of China, a non-profit, quasi-government entity, for no consideration in order to enable us to work with the Guidance Center's network to expand our business. The value of this 30% interest, which is based on our cost, is treated as an intangible.

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

On April 27, 2008, we entered and closed an agreement to acquire 70% (70 shares of common stock) of the issued and outstanding shares of World Exchanges Inc. (“WEI”), which provides English training programs, English test preparation courses and overseas study and consulting services through five English schools.

The five English schools are Beijing Weishi Success Education Technology Co., Ltd., Beijing World Exchanges English College, Yantai WECL English College, Xiamen Siming District Weishi English Training School and the Private Qingdao Weishi Education Training School, all of which provide English language training services in regions of Beijing, Yantai, Xiamen and Qingdao. Due to PRC pending regulatory approval, the schools are excluded from the WEI Acquisition. If government approval for the acquisition of the schools is approved, we will determine if the schools will be included as part of the WEI Acquisition at a later date.

WEI primarily operates the World Exchanges College of Language (“WECL”) English Education business. The WECL has been providing English instruction for Chinese students since 1988. WECL offers 1) a Qualifying Program designed to help beginners who want to learn English as a second language to develop competence in communication skills at an elementary level; 2) a Combined Studies Program which is open to students with a College degree or at least six years of high school; 3) a General English Studies Program, which is the second year of the Combined Studies program or may be taken by someone with 3 years of university courses and a minimum of 6 years of English instruction. In addition, WECL recently started providing language test preparation programs and overseas study and consulting services for students.

We will have a share of the revenue from the English language training courses at the five English schools and other revenue will come from their part-time, language training program, test preparation program as well as overseas study and consulting services for students.

On April 18, 2008, the Company’s wholly-owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”) entered an agreement to contribute RMB3, 000,000 (approximately, $430,000) for a 49.02% equity interest of Harbin New Discovery Media Co (HNDM), which provides domestic advertising, press releasing, and agency service, software services, and business services nation wide.

HNDM has strong newspaper brand recognition and a loyal readership in the Heilongjiang province of the PRC. Through HNDM, we may create new educational material distribution channels in readable newspaper format in the future. In addition, our joint venture partner, Harbin Daily Newspaper Group has extensive expertise, resources, and relationships in the newspaper business which we may leverage to assure success in any new ventures.

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

Franchise rights, which we acquired from third parties, are amortized over the lives of the rights agreements, which is five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended September 30, 2008.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax asset is from US corporate parent and has been fully resolved. Our US parent provides corporate and administrative functions for the entire consolidated Company. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

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

Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, outdoor advertising and prepaid rent.

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

We have granted a stock option ”C” to our new CFO, Ms. Susan Liu, to purchase a total of 10,000 shares of common stock of the company, such options to vest monthly in equal installments commencing from June 2, 2008 through June 1, 2009. We do not have any stock option or other equity-based incentive plans for our other officers, directors or key employees. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We anticipate adopting this standard as of January 1, 2008. The adoption of this statement had a minimal effect on the Company’s financial condition or results of operations for the three and nine months ended September 30, 2008.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 for the year ending December 31, 2007 for their consolidated financial statements. The adoption of this statement had a minimal effect on the Company’s financial condition or results of operations for the three and nine months ended September 30, 2008.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

The following table sets forth information from our statements of operations for the three months ended September 30, 2008 and 2007:

	(Dollars)
	Three Months Ended September 30,
	2008		2007

Revenue	$7,146,389	100.0%	$5,088,519	100.0%
Cost of sales	1,382,061	19.3%	970,559	19.1%
Gross profit	5,764,328	80.7%	4,117,960	80.9%
Income from operations	2,859,239	40.0%	2,098,797	41.2%
Interest expense	-	0.0%	49,094	1.0%
Other income	43,561	0.6%	261,409	5.1%
Income before income taxes	2,902,800	40.6%	2,311,112	45.4%
Provision for income taxes	145,889	2.0%	158,469	3.1%
Income before minority interest	2,756,911	38.6%	2,152,643	42.3%
Net income	2,756,911	38.6%	2,152,643	42.3%

The following table sets forth information as to the gross margin for our two lines of business for the three months ended September 30, 2008 and 2007.

	(Dollars)
	Three Months Ended September 30,
	2008	2007
Online Education:
Revenue	$5,126,456	$3,613,550
Cost of sales	714,995	568,334
Gross profit	4,411,461	3,045,216
Gross margin	86.1%	84.3%
Training center:
Revenue	2,019,933	1,474,969
Cost of sales	667,066	402,225
Gross profit	1,352,867	1,072,744
Gross margin	67.0%	72.7%

Three Months Ended September 30, 2008 and 2007

Revenue for the three months ended September 30, 2008 (the “September 30, 2008 quarter”) increased by $2,057,870, or 40.4%, to $7,146,389 compared to $5,088,519 for the three months ended September 30, 2007 (the “September, 30 2007 quarter”). The increase in revenue reflects increases of $1,512,906 from the online education division and increase of $544,964 for the training center. Advertising income is included in our online education revenue. During 2007 and 2008, we added several new programs for vocational studies and certification programs, which provided new sources of income for our online education business.

Our overall cost of sales increased by $411,502 to $1,382,061 in the September 30, 2008 quarter, as compared to $970,559 in the September 30, 2007 quarter. The increase in cost of sales reflects a $146,661 increase in our cost of sales for the online education division for the September 30, 2008 quarter and an increase of $264,841 from our training center division. The online gross margin for the September 30, 2008 quarter also reflects an increase in advertising revenue which has no substantial costs associated with it. The online training division gross margin increased to 86.1% in the September 30, 2008 quarter from 84.3% in the September 30, 2007 quarter due to the fact that online costs are somewhat fixed and margins increase with volume. In the training center division, gross margin decreased to 67.0% in the September 30, 2008 quarter from 72.7% in the September 30, 2007 quarter due to more amortization of training center related intangible assets and decreased payments to lecturers.

Selling expenses increased by $778,386 or 49.5% to $2,353,018 in the September 30, 2008 quarter from $1,573,632 in the September e 30, 2007 quarter. Until the middle of 2007, we did not expend much effort in marketing our services and products, which is reflected in the modest selling expenses in the September 2007 quarter. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative expenses decreased by $29,324 or 9.2%, to $288,083 in the September 30, 2008 quarter as compared to $317,407 in the September 30, 2007 quarter. The decrease is due primarily to a decrease in salaries and decrease in travel and telephone expense.

Depreciation and amortization increased by $136,864, or 106.8%, to $264,988 in the September 30, 2008 quarter, as compared to $128,124, in the September 30, 2007 quarter. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest expense decreased by $49,094, or 100.0%, to $0 in the September 30, 2008 quarter. There was $49,094 interest expense in the September 30, 2007 quarter, which was attributable to a bridge loan which was made in September 2006.

Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006 and, under the present law, we benefited from a 50% tax holiday for 2007 and will benefit from a 50% tax holiday for 2008 and 2009. As a result our income taxes for the September 30, 2008 quarter and the September 30, 2007 quarter reflect income taxes at 50% of the applicable tax rate of 15%.

As a result of the foregoing, we had net income of $2,756,911, or $.13 per share for basic and $.11 for diluted, for the September 2008 quarter, as compared with net income of $2,152,643, or $.11 per share (basic and diluted), for the September 2007 quarter.

Nine Months Ended September 30, 2008 and 2007

The following table sets forth information from our statements of operations for the nine months ended September 30, 2008 and 2007.

	(Dollars)
	Nine Months Ended September 30,
	2008		2007
Revenue	$15,675,500	100.0%	$12,524,501	100.0%
Cost of sales	2,944,385	18.8%	2,704,265	21.6%
Gross profit	12,731,115	81.2%	9,820,236	78.4%
Income from operations	6,149,430	39.2%	5,153,064	41.1%
Interest expense	-	0.0%	542,173	4.3%
Other income	628,494	4.0%	332,989	2.7%
Income before income taxes	6,777,924	43.2%	4,943,880	39.5%
Provision for income taxes	451,097	2.9%	395,214	3.2%
Income before minority interest	6,326,827	40.4%	4,548,666	36.3%
Net income	6,326,827	40.4%	4,548,666	36.3%

Our net cash provided by operating activities was $7,291,542 for the nine months ended September 30, 2008 an increase of $34,177 or 0.5% from $7,257,365 for the same period in 2007. This increase was mainly due to an increase in net income of $1,778,161 along with non-cash charges related to increase of depreciation and amortization of $591,834, an increase in other receivable of $336,811, a decrease in deferred revenue of $717,483, an increase in prepaid expenses of $882,623 and a decrease in loan amortization of $420,639 as compared to the nine months ended September 30, 2007.

We operate in one business segment, that of education, in which we operate in two revenue areas of online education and education training centers. The following table sets forth information as to the gross margin for our two revenue areas for the nine months ended September 30, 2008 and 2007.

	(Dollars)
	Nine Months Ended September 30,
	2008	2007
Online Education:
Revenue	$12,067,183	$9,958,203
Cost of sales	1,622,862	1,855,951
Gross profit	10,444,321	8,102,252
Gross margin	86.6%	81.4%
Training center
Revenue	3,608,317	2,566,298
Cost of sales	1,321,523	848,314
Gross profit	2,286,794	1,717,984
Gross margin	63.4%	66.9%

Revenue. Revenue increased by $3,150,999 or 25.2% in for the nine months ended September 30, 2008 to $15,675,500 as compared to $12,524,501 for the same period in 2007, resulting in gross profit of $12,731,115 for the nine months ended September 30, 2008 as compared to gross profit of $9,820,236 for the same period in 2007. The increase in revenue reflected increases of $2,108,980 from our on-line education area and $1,042,019 for our training center area. Advertising income is included in our on-line education revenue. In both 2007 and 2008, we added several new programs for vocational studies and certification programs, which provided new sources of income for our on-line education area.

Cost of sales. Our overall cost of sales increased by $240,120 to $2,944,385 for the nine months ended September 30, 2008 as compared to $2,704,265 for the same period in 2007. The increase in cost of sales reflects a $473,209 increase in our cost of sales for our training center division in 2008 offset by a $233,089 decrease for our on-line education area. The on-line training area gross margin increased to 86.6% for the nine months ended September 30, 2008 from 81.4% for the same period in 2007 due to the fact that on-line education costs are somewhat fixed and margins increase with volume. Our training center area gross margin decreased to 63.4% in for the nine months ended September 30, 2008 from 66.9% for the same period in 2007 due to decreased payments to lecturers.

Selling expenses. Selling expenses increased by $1,552,238, or 45.5%, to $4,965,036 for the nine months ended September 30, 2008 from $3,412,798 for the same period in 2007. The increase in selling expenses include increased agency fees associated with increased sales of our debit cards.

Administrative expenses. Administrative expenses increased by $22,757, or 2.5%, to $935,830 in 2008 as compared to $913,073 in 2007. The increase in administrative expenses was due to an increase in professional fees and office expenses.

Depreciation and amortization. Depreciation and amortization increased by $339,518, or 99.5%, to $680,819 for the nine months ended September 30, 2008 as compared to $341,301 for the same period in 2007. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest income (expense). Interest expense decreased by $542,173, or 100.0% to $0 for the nine months ended September 30, 2008 as compared to $542,173 for the same period in 2007. This reflects the conversion of the notes payable to stock during 2007.

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

Net income. As a result of the foregoing, we had net income of $6,326,827, or $0.30 per share basic and $0.26 diluted, for the nine months ended September 30, 2008, as compared with net income of $4,548,666 or $0.24 per share basic and $0.22 per share diluted, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our current assets primarily consist of cash and prepaid expenses. We do not have inventory or accounts receivable, and our other receivables are not significant. Our prepaid expenses are primarily advance payments made to teachers for on-line materials and prepaid rent.

At September 30, 2008, we had cash and cash equivalents of $20,048,307, an increase of $8,269,353 or 70.2%, from $11,778,954 at December 31, 2007. This increase reflected the net income generated by our business during 2008, as well as exercises of warrants for common stock of approximately $2.7 million during the nine months ended September 30, 2008.

Our net cash provided by operating activities was $7,291,542 for the nine months ended September 30, 2008 an increase of $34,177 or 0.5% from $7,257,365 for the same period in 2007. This increase was mainly due to an increase in net income of $1,778,161 along with non-cash charges related to increase of depreciation and amortization of $591,834, an increase in other receivable of $336,811, a decrease in deferred revenue of $717,483, an increase in prepaid expenses of $882,623 and a decrease in loan amortization of $420,639 as compared to the nine months ended September 30, 2007.

As of September 30, 2008, we had working capital of $21,273,299, an increase of $9,441,646 from working capital of $11,831,653 at December 31, 2007. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of September 30, 2008, were $712,727, an increase of $289,618, or 68.4%, from $423,109 at December 31, 2007, resulting from the increased level of cash during the quarter.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Renminbi to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 Renminbi per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of September 30, 2008 the exchange rate was 6.8551 Renminbi to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in the People’s Republic of China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

As of September 30, 2008, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of approximately $16.5 million. The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be $2,138,815 at September 30, 2008.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: November 12, 2008	By:	/s/ Xiqun Yu
Xiqun Yu Chief Executive Officer and President

Date: November 12, 2008	By:	/s/ Susan Liu
Susan Liu Chief Financial Officer