Form 10-K
period 2008-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2009-03-30
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number  333-101167

CHINA EDUCATION ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2012361
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China 150090
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code  011-86-451-8233-5794

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes     ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes      ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  March  23, 2009 was approximately $15,860,416  (12,688,333 shares of common stock held by non-affiliates)  based upon the closing price of the common stock as quoted by OTC Bulletin Board on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 23, 2009, there are presently 21,892,631 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

FORM 10-K INDEX

i

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.	Business.

History of our Organization

We were incorporated in North Carolina on December 2, 1996 under the name of ABC Realty Co. to engage in residential real estate transactions as a broker or agent. Following the September 2004 reverse acquisition described below, our corporate name was changed to China Education Alliance, Inc. At the time of the reverse acquisition, we were not engaged in any business activity and we were considered to be a blank-check shell.

On September 15, 2004, we entered into an agreement pursuant to which:

•
the stockholders of Harbin Zhong He Li Da, Education Technology, Inc. (ZHLD) a PRC corporation, transferred all of the stock of ZHLD to us and we issued to those stockholders a total of 18,333,333 share of common stock, representing 95% of our outstanding common stock after giving effect to the transaction.

•
Duane Bennett, who was then our chairman of the board and controlling shareholder, caused 3,666,667 shares of common stock that were controlled by him to be transferred to us for cancellation, for which ZHLD or its stockholders paid $400,000, of which $300,000 was paid in cash and the balance was paid by a promissory note, which has been paid.

We changed our corporate name to China Education Alliance, Inc. on November 17, 2004.

General

We are an education service company that provides on-line education and on-site training in the People’s Republic of China (“PRC”). We were organized to meet what our founders believe is an unmet need for educational resources throughout the PRC. Based on the PRC government’s statistical yearbook for 2004, the government invests more than $60 billion on education each year. According to Chinese tradition, spending on education resources is one of the family’s major expenditures. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous examinations which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that the examination-oriented education has created a market for products from companies that address this need.

Our principal business is the distribution of educational resources through the internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. We have a database comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. Our data base includes more than 300,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, we engage instructors to develop new exams and a methodology for taking the exams. We market this data base under the name “Famous Instructor Test Paper Store.” We also offer, though our website, video on demand, which includes tutoring of exam papers and exam techniques. We complement the past exams and test papers with an interactive platform for students to understand the key points from the papers and exams. Although a number of resources are available through our website without charge, we charge our subscribers for such services as the Famous Instructor Test Paper Store and video on demand. Subscribers can purchase debit cards which can be used to download material from our website.

We also provide on-site teaching services in Harbin, which we market under the name “Classroom of Famed Instructors.” We have a 36,600 square foot training facility in Harbin, Heilongjiang Province, PRC, which has 17 classrooms and can accommodate 1,200 students. These classes, which complement our on-line education services, provide classroom and tutoring to our students. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition for these classes.

We have also introduced a program to of on-line vocational training services. We collaborated with the China Vocation Education Society to set up a website, www.360ve.com , which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007. We are calling this program our “Millions of College Students Employment Crossroad” program. We offer job search capability and career planning courses for university students. We developed this program in response to the high jobless rate for PRC college graduates. Many college graduates pursue vocational training after college education in order to find employment. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the hiring corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their changing needs.

On April 18, 2008, our wholly owned subsidiary, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group to invest in a joint venture company, Harbin New Discovery Media Co., ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Harbin Daily Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co. In return for their respective contributions, ZHLD will own 49.02% equity interest and Harbin Daily Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd. This joint venture will create new educational material distribution channels in readable newspaper format in the future. Pursuant to the terms of the supplementary agreement, Harbin Daily Newspaper Group assigned all its rights in the “Scientific Discovery” newspaper exclusively to the joint venture company. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co. Ltd. is now a 49.02% owned subsidiary of ZHLD and we are now in the publication and distribution of a scientific newspaper business.

On April 27, 2008, we entered into a Share Transfer Agreement with Mr. Yuli Guo (“Guo”) and World Exchanges, Inc. (“WEI”) to purchase from Guo seventy (70) issued and outstanding common  shares in WEI, representing 70% of the entire issued share capital of WEI. In consideration for the said shares, we issued to Guo 400,000 shares of our common stock. Guo will retain the remaining 30% of the issued share capital of WEI. The sale transaction closed on April 29, 2008. As a result of the transaction, WEI is now a 70% owned subsidiary of China Education Alliance. We, through WEI, now provide English training programs, English test preparation courses and overseas study and consulting services in the PRC through five entities, namely, Beijing Weishi Success Education Technology Co., Ltd., Beijing World Exchanges English College, Yantai WECL English College, Xiamen Siming District Weishi English Training School and the Private Qingdao Weishi Education Training School in Beijing, Yantai, Xiamen and Qingdao.

On December 23, 2008, our subsidiary, WEI incorporated a wholly-owned company, Beijing Wei Shi Yi Tong Education Technology Co., Inc. (“BJWSYT”) in the PRC. WEI contributed US$ 100,000 towards the registered capital of BJWSYT, amounting to a total registered capital of US$100,000.  In return WEI now owns 100% equity interest in BJWSYT. BJWSYT was incorporated on December 23, 2008 with a business term of 30 years.  The members of the board of directors of BJWSYT comprise Mr. Xiqun Yu as the chairman, Mr. Yuli Guo and Ms. Xuxin Dong.  Mr. Xiqun Yu is the legal representative of BJWSYT.  BJWSYT will be involved in the English language training business, in particular, in running the World Exchanges Colleges of Language in the PRC.

On January 4, 2009, our subsidiary ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”).  ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital interest, and Mr. Guang Li will own 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu to hold 20% of its equity interest of ZHLDBJ on its behalf.

ZHLDBJ was incorporated on January 4, 2009 with a business term of 20 years.  The registered capital of ZHLDBJ has been paid by the parties concerned.  Mr. Xiqun Yu is the legal representative and the managing director of ZHLDBJ.  ZHLDBJ will be involved in the vocational training business, in particular, in running the “Million Managers Training Program”.  The “Million Managers Training Program” is the PRC’s first management training program targeted to upgrade management skills.

Corporate Structure

Our present corporate structure is as follows:

             Education Systems in the PRC

            Since 1949 when the PRC was founded, the PRC government has considered education an important component of its economic and social development.  Recently, with the emergence of its market economy, education has become a priority in the PRC.

According to the National Bureau of Statistics of the PRC for 2003, the gross domestic product ("GDP") of the country was calculated at $1.41 trillion, with an annual rate of real GDP growth at 9.1%.  The average PRC family sets aside 10% of its savings for education according to the United Nations Educational, Scientific, and Cultural Organization.  We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement.  The educational system in the PRC is under pressure to reform and develop.  On March 14, 2004, the second session of the 10th National People’s Congress concluded that the PRC advocates “putting people first” as its development model. The PRC government sets education as a strategic priority in the China Agenda for Education.

The central government in the PRC, through the Ministry of Education, manages education in the PRC at a macro level, responsible for carrying out related laws, regulations, guidelines and policies of the central government; planning development of the education sector; integrating and coordinating educational initiatives and programs nationwide; maneuvering and guiding education reform countrywide.  To a large degree, the provincial governments are left to implement basic education through development of teaching plans to supplement the required coursework from the central Ministry of Education and the funding of basic education in poorer areas.  Provincial level governments have the main responsibilities for implementing basic education on a day to day basis. Since 1978, the government in the PRC has promulgated a number of administrative regulations relating to education.

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

In the PRC, primary and secondary education takes 12 years to complete.  Primary education generally is six years, middle school is three years, and high school is three years. Children generally begin primary school at the age of six.  In 1986, the PRC passed the Compulsory Education Law, which dictates that nine years of compulsory education (grades 1 through 9) is to become mandatory and requires that provincial and local governments take the necessary steps to ensure that all students receive at least the required nine years of education. The goal of the Compulsory Education Law, as well as the subsequent guidelines, was to universalize compulsory education and to eliminate illiteracy among the PRC people. According to the Bulletin of Statistics on National Educational Development in 1999 issued by the Ministry of Education, the nine-year compulsory education has covered 80% of the PRC’s population since its inception.  In 2002, the PRC began to aggressively incorporate English into its elementary school curriculum.

On March 3, 2004, the State Council approved and disseminated the 2003-2007 Action Plan for Invigorating Education in the 21st Century, which was formulated by the Ministry of Education.  The plan recognizes the need to make the PRC competitive in the world economy and provides a blueprint to speed up educational reform and development in the PRC.  The plan is based on two fundamental concepts to “Rejuvenating China through Science and Education” and “Reinvigorating China through Human Resource Development.”  The objectives of the plan are to establish a well-to-do society and perfect the socialistic market economy in the PRC.  The plan has goals to consolidate and universalize the nine-year compulsory education program and eradicate illiteracy, to continue educational reforms, to improve the quality of education and to provide a system designed to enable the public to have access to quality education. The plan emphasizes the use of information technology in education and training.

Since 2000, the PRC government has been implementing reform in educational policy to change the orientation of the education system from one based on memory learning to a more individualized creative approach.

On-line Education

Our core business is the exam-oriented education in primary, middle, and high school. We believe that our on-line education programs are in line with the government policy of using information technology to make educational resources available throughout the country. The reforms in education policy has created a demand for new curriculum, updated educational materials and educational resources.  Our portal enables our customers to access the new curriculum created by various levels of government and leading academic experts, which are endorsed by the Ministry of Education. Our courses have the necessary certification or registration with the Ministry of Education.

Our website makes use of its internet network resources beyond the traditional teaching methods and face-to-face constraints by providing students with access to multi-media resources such as college, middle school and elementary school test papers, courseware designed to prepare students for taking the exams, and video on demand courseware. We market our website as a platform to offer services like “Famed Instructors Test Paper Store” by offering prepaid rechargeable learning debit cards that can be to purchase our products. The learners can download materials for off-line education or study the material on-line.

We believe that through our website, we can help to change the uneven distribution of education resources since our material is designed for nationwide exams and, though the Internet, students can have access to our material nationwide. We sell our exam papers, test papers, and video on demand through our website www.edu-chn.com. We offer both exams that were previously given as well as copyrighted exams that were developed by teachers who we hire for that purpose. These examinations cover PRC primary, middle and upper school exams which are used by students who are primarily in age range of seven to eighteen.

We have developed some educational software and we own a database covering all levels of basic education from primary school through high school. Our plans for expansion of our business operations include the following:

•	Buildup the infrastructure to ensure fast access and to satisfy the volume that would develop with increasing demand.

•	Develop a nation-wide advertising campaign to increase market awareness of our products.

•	Engage or employ a staff to enhance the materials that we offer.

•
Open branch offices in key cities. Even though our website is accessible from anywhere in the PRC, course materials are not standardized throughout the PRC, and there are many differences in both the course materials and the resources among the different regions in the PRC. As a result, we believe that we can best serve the students in a region by using our branch offices to employ local teachers who understand the local educational system. In this manner, we can customize our course materials to meet the local educational requirements and develop face-to-face tutorial centers to further expand our revenue.

Training Center

We provide on-site teaching services under the “Big Classroom of the Famed Instructors,” our state-of-the-art training center in Harbin. At this center, we offer both classroom training and one-on-one tutoring. The training center has approximately 36,600 square feet, with 17 modern classrooms and a capacity for 1,200 students. The courses cover each phase of compulsory education, of which junior, middle and high school as the key part. Our courses are complimentary type with regular school classes, and will vary depending on the age of the students as well as the progress of the class. Class subjects include math, physics, chemistry, English, Chinese. We charge students for each class taken. Thus, we determine our enrollment by the number of classes that were taken during a given period of time, and not by the number of individual students. Since the term of the classes vary, we do not schedule classes on a semester basis.

Vocational Training

We have introduced a program of on-line vocational training services. We have collaborated with the China Vocation Education Society to set up a website, www.360ve.com, which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007. We called this program our “Millions of College Students Employment Crossroad” program. We offer job search capability and career planning courses for university students. We developed this program in response to the high jobless rate for PRC college graduates. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the recruiting corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their career needs.

Through our “Millions of College Students Employment Crossroad” program, we seek to address two problems - one is the needs for the university students to find jobs and the other is to satisfy the needs of businesses to hire qualified candidates. We cooperate with businesses and other entities to enable us to communicate to the students who enroll in this program the requirements of potential employers, including the necessary skills, so that the students can learn the needs of the businesses which they are at school and can develop educational programs in the universities to enable them to meet the educational requirements of the businesses at which they may seek employment after college and to improve their job search activities.

The China Vocational Education Society has a large number of institutional members, including provincial education bureaus and more than 1,000 vocational training schools across the PRC. We intend to expand our strategic cooperation with training agencies, especially in the aspects of joint enrollment, the exchange of resources and on-site training agencies facilities.

In this program we work with the China Vocational Education Society, which certifies vocational certification, and coordinate our programs with the government agencies, including the education and labor ministries, to develop and evaluate programs for vocational education. We have been authorized to provide on-line vocational education and to administer the certification process for certain vocations. However, we are not yet offering these services.

During December 2006, we acquired all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School for approximately $1 million. The Nangang Compass Computer Training School provided classroom education resources to computer vocational school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in the PRC for vocational training. The acquisition included materials and resources to provide on-site education classes and patented course materials. The Nangang Compass Computer Training School currently has two principal education programs focused on network engineering and ACCP software engineering with 9 on-site classrooms and 9 multimedia/computer classrooms at two centers.

English Training Programs

On April 27, 2008, we acquired a 70% equity interest in World Exchanges, Inc. (“WEI”). WEI operates the World Exchanges College of Language (“WECL”) English Education business and provides English training programs, English test preparation courses and overseas study and consulting services in the PRC through five entities, namely, Beijing Weishi Success Education Technology Co., Ltd., Beijing World Exchanges English College, Yantai WECL English College, Xiamen Siming District Weishi English Training School and the Private Qingdao Weishi Education Training School in Beijing, Yantai, Xiamen and Qingdao. The WECL has been providing English instruction to PRC students since 1988. WECL offers 1) a Qualifying Program designed to help beginners who want to learn English as a second language to develop competence in communication skills at an elementary level; 2) a Combined Studies Program which is open to students with a College degree or at least six years of high school; 3) a General English Studies Program, which is the second year of the Combined Studies program or may be taken by someone with 3 years of university courses and a minimum of 6 years of English instruction. In addition, WECL recently started providing language test preparation programs and overseas study and consulting services for students. WECL has been working closely with well-known local universities to promote its on-campus language instruction programs. The programs help to create a complete English language environment in PRC universities to enhance practical English skills and English examination skills for students. WECL hires native North American English instructors from the United States and Canada who are certified professional teachers with many years of multinational experience.

The English language training market is very popular and is highly fragmented with over 50,000 English language training institutes. According to the China Education and Training Report, this market alone was estimated at about $1.9 billion in 2004, and is expected to grow at a Compound Annual Growth Rate (CAGR) of 12% to $3.7 billion in 2010.

The strong demand for English language training is mainly attributable to the belief that English language proficiency is essential for career development in the PRC and the rapid growth in the number of PRC students that have traveled overseas each year since 2002. As a result, there are an estimated 230 million people currently receiving some form of English training.

WEI operates five branches currently and has plans to establish another ten WECL branches in the PRC by collaborating with universities or establishing its own branches through existing educational networking resources by the end of fiscal year 2008. In total, at full capacity these branches can accommodate about 4,000 full time students. Tuition for each student is about $4,000 for one year of full time on-campus English language training courses. Other revenue will come from its part-time language training program, test preparation program as well as overseas study and consulting services for students.

The PRC component of the WEI acquisition has not been completed as of December 31, 2008. Due to pending PRC regulatory approval, the schools under WEI have not been included with the WEI acquisition as of December 31, 2008. If government approval for the acquisition of the schools is approved, we will include the schools as part of their WEI operations.

In accordance with the terms of the WEI acquisition, WEI established a wholly-owned subsidiary in Beijing, PRC, Beijing Wei Shi Yi Tong Education Technology Co., Inc. on December 23, 2008 to function at its education operations headquarters in the PRC.

Harbin New Discovery Media Co., Ltd.

On April 18, 2008, our wholly-owned subsidiary, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group to invest in a joint venture company, Harbin New Discovery Media Co., Ltd., ZHLD contributed RMB 3,000,000 (approximately, $430,000) and Harbin Daily Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd. In return for their respective contributions, ZHLD, Inc. will own 49.02% equity interest and Harbin Daily Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd. Pursuant to the terms of the supplementary agreement, Harbin Daily Newspaper Group shall assign all its rights in the “Scientific Discovery” newspaper exclusively to the joint venture company, Harbin New Discovery Media Co., Ltd. “Scientific Discovery” was established in October 2001 to popularize scientific information and knowledge with PRC citizens, and it has won strong brand recognition and a loyal readership in Heilongjiang province. In 2007, the “Scientific Discovery” circulation per week rose to approximately 60,000 sets, which generated total revenues of $1.1 million during the year. Harbin New Discovery Media Co., Ltd. plans to publish this newspaper twice per week, and expand distribution of the publication on a national basis. The first publication will target primary and middle school students by providing pertinent and authoritative after-school tutorship materials, which will be synchronized with students’ syllabi. The educational materials will be prepared by top-ranked educational experts and professors. The second publication will target the general population by providing scientific information and guidance in daily life.

“Million Managers Training Program”

China Education Alliance, along with The National Association of Vocational Education of China and Beijing Huayu Education Foundation is dedicated to building PRC’s first management training program, Million Managers Training Program, with the goal of improving management skills and designing a complete solution for the management, clients and suppliers. We have recruited some top experts in several industries as our instructors, and specially invited speakers include some of the PRC’s most respected gurus in the PRC such as Wen Yuankai, Chen Fang, Ai Feng, Qu Limin, and Wang Zhongqiu. Program topics are aimed at improving management skills, increasing corporate profitability and sustaining development.   The program, located in Beijing, comprises 9 education modules:

•	Enterprise surviving environment and operation strategies

•	Marketing

•	General management

•	Enterprisers management thought

•	Human recourses management

•	Enterprise’s culture

•	Financial management and capital management

•	Purchasing and production management

•	Enterprisers’ self-management and improvements

The program takes 60 days with tuition of RMB 30,000 (approximately $4,309) to RMB80,000 (approximately $11,491) based on different learning components.

Marketing

We employ sales persons who market our products to the Ministry of Education and the provincial education commissions.  Although the government agencies do not purchase our products, we need to obtain their approval of the use of our programs in connection with the curriculums in the schools under their jurisdiction.  We also use these marketing calls to generate information to assist us in developing new educational products and opportunities.  Our sales force is also actively involved with educators in developing curriculums based on our products.

We intend to use our web-based educational portal to assist us in marketing our educational products. This portal provides data and other materials free but charges users for download of our products.

We also market our Training Center and Vocational products by way of the following methods: (A) directly at conferences and events where we invite teachers, students and their families to learn about our education materials; (B) through various internet links and search engines; (C) by traditional media advertising, such as TV and newspaper advertisements; and (D) through fliers or coupons handed out to students in front of high schools and other major education institutions. We are also able to attract users by reputation and referrals from current students or users.

“Scientific Discovery,” a scientific information newspaper with a focus on introducing scientific knowledge to elementary and secondary students exclusively, will be marketed by the joint venture company, Harbin New Discovery Media Co., Ltd.  This joint venture will create new educational material distribution channels in readable newspaper format and promote our core businesses in the future.  Harbin New Discovery Media Co., Ltd. plans to publish this newspaper twice per week, and expand distribution of the publication on a national basis. The first publication will target primary and middle school students by providing pertinent and authoritative after-school tutorship materials, which will be synchronized with students’ syllabi. The educational materials will be prepared by top-ranked educational experts and professors. The second publication will target the general population by providing scientific information and guidance in daily life.

Our Million Managers Training Program is supported by the China Industry-University-Research Institute Collaboration Association and the Asian Brand China Committee, which both benefit economic development and employment. China Education Alliance, along with The National Association of Vocational Education of China and Beijing Huayu Education Foundation is dedicated to building the first management training program in the PRC with the goal of improving management skills and designing a total solution for management, clients and suppliers. Specially invited speakers include some of the most respected gurus in the PRC such as Wen Yuankai, Chen Fang, Ai Feng, Qu Limin, and Wang Zhongqiu. Program topics are aimed at improving management skills, increasing corporate profitability and sustaining development.   The program is advertised through newspapers, web portals, radio, and national TV programs in the PRC. Through the program, we aim to increase our revenue and gain recognition in the PRC.

We expense advertising costs for outdoor spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2008 and 2007 were $892,724 and $1,181,187, respectively.

Competition

We compete with a number of PRC and international companies that sell educational materials in the PRC market. Many of our competitors are larger, more established companies, many of which have diverse businesses and are better capitalized.  In some cases, these are new companies that are entering the educational market in the PRC and may offer products and services at lower costs to build up market share.

Government Regulations

The education industry in the PRC is heavily regulated at all levels - national, provincial and local. Our business is subject to numerous PRC rules and regulations, including restrictions on foreign ownership of Internet and education companies and regulation of Internet content. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the Internet are politically sensitive areas of the economy.  We believe that PRC practices and policies tend to restrict the operations of non-PRC entities in the education industry, and that the Ministry of Education and the provincial education commissions prefer to contract with domestic PRC companies in the education industry.  As a result, all of our PRC subsidiaries are staffed with PRC nationals.  All of our revenue is derived from our PRC subsidiaries, and our success is dependent on the skill and experience of the employees of our subsidiaries.

Intellectual Property

The exams and other materials on our websites include material which is generally available, such as exams that were previously given, and exams and other material that was developed for us. We engage authors, who are teachers, university professors or experts in their fields, to develop materials for our websites.  Under the terms of our contracts, we own the copyright on all materials produced for us by these authors. We pay each author a fixed fee and certain percentage of sales as royalty. We also enter into agreements to use and publish educational materials developed by others, for which we pay for the use right.

Employees

As of  March 23, 2009, we have approximately 413 employees, consisting of 5 executives, 15 administrative and finance employees, 185 marketing and sales personnel, 23 research and development staff, 8 information technicians, 9 designers, 119 teaching and education administrative staff, and 49 other employees engaged in security, planning, human resources and other activities. We have no collective bargaining agreements, and we believe that we have good relations with our employees.
.

Item 1A.	Risk Factors.

The reader should carefully consider each of the risks described below. If any of the following risks described below should occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this prospectus before deciding to invest in our common stock.

Risks Associated with our Business

Our business is dependent upon the PRC government’s educational policies and programs.

As a provider of educational services, we are dependent upon governmental educational policies. Almost all of our revenue to date has been generated from the sale of test papers and materials relating to courses at different educational levels. To the extent that the government adopts policies or curriculum changes that significantly alter the testing and course materials used in the PRC educational system, our products could become obsolete, which would affect our ability to generate revenue and operate profitably. We cannot assure you that the PRC government agencies would not adopt such changes.

We are subject to numerous PRC rules and regulations which restrict the scope of our business and could have a material adverse impact on us.

We are subject to numerous rules and regulations in the PRC, including, without limitation, restrictions on foreign ownership of Internet and education companies and regulation of Internet content. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the Internet are politically sensitive areas of the economy.  We are not aware that any of our agreements or our current organizational structure is in violation of any governmental requirements or restrictions, explicit or implicit.  However, there can be no assurance that we are in compliance now, or will be in the future.  Moreover, operating in the PRC involves a high risk that restrictive rules and regulations could change.  Indeed, even changes of personnel at certain ministries of the government could have a negative impact on us.  The determination that our structure or agreements are in violation of governmental rules or regulations in the PRC would have a material adverse impact on us, our business and on our financial results.

Our business may be subject to seasonal and cyclical fluctuations in sales.

We may experience seasonal fluctuations in our revenue in some regions in the PRC, based on the academic year and the tendency of parents and students to make purchases relating to their education just prior to or at the beginning of the school year in the autumn.  Any seasonality may cause significant pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements.

Our business is subject to the health of the PRC economy.

The purchase of educational materials not provided by the state educational system is discretionary and dependent upon the ability and willingness of families or students to spend available funds on extra educational products to prepare for national examinations. A general economic downturn either in our market or a general economic downturn in the PRC could have a material adverse effect on our revenue, earnings, cash flow and working capital.

We depend on our senior officers to manage and develop our business.

Our success depends on the management skills of Mr. Xiqun Yu, our chief executive officer and president and his relationships with educators, administrators and other business contacts.  We also depend on successfully recruiting and retaining highly skilled and experienced authors, teachers, managers, sales persons and other personnel who can function effectively in the PRC.  In some cases, the market for these skilled employees is highly competitive.  We may not be able to retain or recruit such personnel, which could materially and adversely affect our business, prospects and financial condition.  We do not maintain key person insurance on these individuals.  We do not have employment contracts with Mr. Yu or any other officers or employees. The loss of Mr. Yu would delay our ability to implement our business plan and would adversely affect our business.

We may not be successful in protecting our intellectual property and proprietary rights.

Our intellectual property consists of old test papers, which are contained in our library, and courseware which we developed by engaging authors and educators to develop these materials.  Our proprietary software products are primarily protected by trade secret laws.  Although we require our authors and software development employees to sign confidentiality and non-disclosure agreements, we cannot assure you that we will be able to enforce those agreements or that our authors and software development employees will not be able to develop competitive products that do not infringe upon our proprietary rights. We do not know the extent that PRC courts will enforce our proprietary rights.

Others may bring defamation and infringement actions against us, which could be time-consuming, difficult and expensive to defend.

As a distributor of educational materials, we face potential liability for negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute.  Any claims could result in us incurring significant costs to investigate and defend regardless of the final outcome.  We do not carry general liability insurance that would cover any potential or actual claims. The commencement of any legal action against us or any of our affiliates, whether or not we are successful in defending the action, could both require us to suspend or discontinue the distribution of some or a significant portion of our educational materials and require us to allocate resources to investigating or defending claims.

We depend upon the acquisition and maintenance of licenses to conduct our business in the PRC.

In order to conduct business in the PRC, we need licenses from the appropriate government authorities, including general business licenses and an education service provider license.  The loss or failure to obtain or maintain these licenses in full force and effect will have a material adverse impact on our ability to conduct our business and on our financial condition.

Our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

Many schools in the PRC, especially those in rural areas, do not have sufficient funds to purchase textbooks, educational materials or computers to use our web-based educational portal.  In addition, provincial and local governments may not have the funds to support the implementation of a curriculum using our educational products or may allocate funds to programs which are different from our products. Our failure to be able to sell our products and services to students in certain areas of the PRC may inhibit our growth and our ability to operate profitably.

Changes in the policies of the government in the PRC could significant impact our ability to operate profitably.

The economy of the PRC is a planned economy subject to five-year and annual plans adopted by the government that set down national economic development goals.  Government policies can have significant effect on the economic conditions of the PRC generally and the educational system in particular.  Although the government in the PRC has confirmed that economic development will follow a model of market economy under socialism, a change in the direction of government planning may materially affect our business, prospects and financial condition.

Inflation in the PRC could negatively affect our profitability and growth.

While the economy in the PRC has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in our costs, it may have an adverse effect on profitability. In order to control inflation in the past, the government has imposed controls in bank credits, limits on loans for fixed assets purchase, and restrictions on state bank lending. Such an austerity policy can lead to a slowing economic growth which could impair our ability to operate profitably.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating personnel and operations of the acquired companies with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion which may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change, and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner which reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. The government of the PRC also exercises significant control over its economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

Price controls may affect both our revenues and net income.

The laws of the PRC provide the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials. Although the sale of educational materials over the Internet is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. As a result, we may not be able to pass on to our students any increases in costs we incur, or any increases in the costs of our faculty. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable PRC regulatory authorities.

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

Because our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Our directors and our executive officers reside in the PRC and all of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under PRC law if disputes arise under contracts with third parties.

All of our agreements, which are made by our PRC subsidiaries, are governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Accordingly decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, these laws are relatively new and their experience in implementing, interpreting and enforcing these laws and regulations is limited. Therefore, our ability to enforce commercial claims or to resolve commercial disputes may be uncertain. The resolution of these matters may be subject to the exercise of considerable discretion by the parties charged with enforcement of the applicable laws. Any rights we may have to specific performance or to seek an injunction under PRC law may be limited, and without a means of recourse, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and March 23, 2009. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Recent recalls of PRC products may affect the market for our stock.

Although we do not sell consumer products in the international market, the recent recalls of PRC products in the United States and elsewhere could affect the market for our stock by causing investors to invest in companies that are not based on the PRC.

Certain of our stockholders control a significant amount of our common stock.

Approximately 57.9% of our outstanding common stock is owned by our chief executive officer, Mr. Xiqun Yu. Mr. Yu presently has the voting power to elect all of the directors and approve any transaction requiring stockholder approval.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

The terms of our recent private placement and the number of outstanding warrants and the exercise price and other terms on which we may issued common stock upon exercise of the warrants, may make it difficult for us to raise additional capital if required for our present business and for any planned expansion. We are prohibited from (i) issuing convertible debt or preferred stock until the earlier of May 2012 or until the investors have converted or exercised and sold the securities issued in the private placement or (ii) having debt in an amount greater than twice our EBITDA until May 2010 or until 90% of the securities have been converted or exercised and sold. The investors in the private placement also have a right of first refusal on future financings. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the series A preferred stock and exercise price of the warrants held by the investors in our May 2007 private placement.

We have paid liquidated damages and we may be required to pay additional liquidated damages if our board does not consist of a majority of independent directors and our audit committee does not consist of at least three independent directors.

The purchase agreement relating to the May 2007 private placement requires us to appoint and maintain such number of independent directors that would result in a majority of our directors being independent directors, that the audit committee would be composed solely of at least three independent directors and the compensation committee would have a majority of independent directors by August 6, 2007. Liquidated damages are payable at the rate of 12% per annum, with a maximum of 12% of the purchase price, payable in cash or shares of series A preferred stock, as the investors may request. The maximum amount of liquidated damages which may be paid under this provision is $408,000. Our failure to comply with these requirements resulted in our payment of liquidated damages through the payment of $77,128 or the issuance of 208,456 shares of series A preferred stock as of October 15, 2007. The shares of series A preferred stock are convertible into 69,484 shares of common stock. The number of shares of series A preferred stock issued was based on the liquidation value of one share of series A preferred stock, which is $.37 per share. Although further liquidated damages for failure to comply with these provisions have been waived through December 31, 2007, if we are not in compliance with these provisions subsequent to December 31, 2007, we may be obligated to pay additional liquidated damages. Pursuant to the securities purchase agreement, as amended, the shares of series A preferred stock are valued at the liquidation value, which is $0.37 per share of series A preferred stock. Since the market price for our common stock on October 15, 2007 was $4.00 per share, the market value of the shares issued to the investors was approximately $277,944. If we are required to issue any additional shares of series A preferred stock pursuant to the securities purchase agreement, we are to issue the shares at the $0.37 per share liquidation value. If we are required to issue additional shares pursuant to the liquidated damages provisions of the securities purchase agreement and the market price of our common stock at the time the determination is made is greater than $1.11, which is the common stock equivalent of the liquidation value of the series A preferred stock, the investors will receive more shares of series A preferred stock than they would receive if the number of shares were based on the market value at the time of issuance. Since January 1, 2008, we have not been in compliance and are currently not in compliance with these provisions. As of December 31, 2008, unless otherwise waived by the investors, we are obligated to pay liquidated damages to the investors in an amount equal to approximately $130,056 or, issue approximately 351,503 shares of series A preferred stock (which are convertible into 117,168 shares of our common stock) to the investors, at the option of the investors. Such liquidated damages have been accrued as of December 31, 2008 and is included in accrued expenses.  Assuming the investors elect to take the liquidated damages in stock and do not waive their right to receive such damages, and based on the market price for one share of our common stock on December 31, 2008, which was $1.20 per share, the market value of the shares which may be issued to the investors is approximately $140,602. Thereafter, if we are required to issue any additional shares of series A preferred stock pursuant to the securities purchase agreement, we are also to issue such additional shares at the $0.37 per share liquidation value. If we are required to issue additional shares pursuant to the liquidated damages provisions of the securities purchase agreement and the market price of our common stock at the time the determination is made is greater than $1.11, which is the common stock equivalent of the liquidation value of the series A preferred stock, the investors will receive more shares of series A preferred stock than they would receive if the number of shares were based on the market value at the time of issuance.

If we do not maintain the effectiveness of the registration of the shares of common stock being sold pursuant to this prospectus in a timely manner, we will be required to issue additional shares of series A preferred stock as liquidated damages.

The registration rights agreement which we executed in connection with the sale of the convertible notes initially required us to issue additional shares of series A preferred stock if we failed to file a registration statement by July 7, 2007, and have the registration statement declared effective by November 5, 2007, and keep the registration statement current and effective thereafter. The registration rights agreement was amended to eliminate liquidated damages for failure to file this registration statement when required and to waive any liquidated damages due as a result of our failure to have the registration statement declared effective through December 31, 2007. The agreement provides that the liquidated damages are a maximum of 2,130 of series A preferred stock per day, up to a maximum of 900,000 shares of series A preferred stock. However, since, pursuant to the SEC’s rules relating to secondary offerings, we are not able to register all of the shares of common stock issuable upon conversion of the series A preferred stock or exercise of the warrants, the number of shares is reduced to a fraction of 2,130 shares, of which the numerator is the number of shares being registered (2,250,000) and the denominator is the number of shares issuable upon conversion of all of the series A preferred stock (3,063,063), which is 1,565 shares per day. Since our registration statement was declared effective on December 28, 2007 and our post-effective amendment was declared effective on October 24, 2008, we were not obligated to pay any liquidated damages pursuant to the registration rights agreement.  The registration rights agreement also provides for additional demand registration right in the event that the investors are not able to register all of the shares in the initial registration statement.  The investors have a right of first refusal on future financings.

Risks Associated with Investing in our Common Stock

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock., which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock other than issuances required pursuant to liquidated damages provisions arising for the agreements we signed in connection with the May 2007 private placement, we may issue such shares in the future.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we will be required to include a management report on internal controls over financial reporting in our Form 10-K annual report for the year ended December 31, 2008, and we will be required to include an auditor’s report on internal controls over financial reporting for the year ended December 31, 2009. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

Because of our cash requirements and restrictions in our preferred stock purchase agreement as well as potential government restrictions, we may be unable to pay dividends.

We are prohibited from paying dividends on our common stock while our series A preferred stock is outstanding. In addition, payment of dividends to our shareholders would require payment of dividends by our PRC subsidiaries to us. This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the United States. Although our subsidiaries’ classification as wholly-owned foreign enterprises under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

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

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

The public market for our common stock has historically been very volatile. Over the recent years, the market price for our common stock has ranged from $0.26 to $6.40. Any future market price for our shares is likely to continue to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

The registration and potential sale, either pursuant to a prospectus or pursuant to Rule 144, by certain of our selling stockholders of a significant number of shares could encourage short sales by third parties.

There may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares by certain of our selling stockholders pursuant to this prospectus, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

If the selling stockholders sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale of the offered shares pursuant to a prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding our  land  use rights with regard to the land that we use  in our  business.

Our main office is located at 58 Heng Shan Road, Kun Lun Shopping Mall Harbin, Heilonjiang Province, PRC 150090, which has a total area of 4,177 square feet. This space is adequate for our present and our planned future operations. No other businesses operate from this office. We have no current plans to occupy other or additional office space.

We also have a 3,700 square meter (36,600 square foot) building in the Harbin which we use for our educational training center and our vocational training center.

Harbin New Discovery Media Co., Ltd. is located at 399 You Yi Road, Dao Li District, Harbin, Heilongjiang Province, PRC, which has a total area of 120 square meters.  The annual rent is RMB140, 000 (approximately US$20,108).

Beijing Wei Shi Yi Tong Education Technology Co., Inc. is located at Suite 1106, Building No. 11, No. 13 Hai Dian Nan Road, Hai Dian District, Beijing, PRC, which has a total area of 95 square meter s with annual rental of RMB 18,000 ((approximately US$2,585).

Item 3.           Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the trading symbol CEUA.OB. The table below presents the high and low bid for our common stock for each quarter from January 1, 2007 through December 31, 2008. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from Yahoo Finance.com, adjusted for our one-for-three reverse split.

	High	Low

Year ended December 31, 2007
1st Quarter	2.49	1.35
2nd Quarter	1.95	0.78
3rd Quarter	3.00	1.38
4th Quarter	6.40	2.40

Year ended December 31, 2008
1st Quarter	5.15	1.85
2nd Quarter	3.35	1.99
3rd Quarter	2.95	1.85
4th Quarter	1.85	1.08

As of March 23, 2009, we had 21,892,631 shares of common stock outstanding and held of record by 389 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On March 23, 2009, the closing price of our common stock on the OTC Bulletin Board was $1.25 per share.

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

Registrar and Stock Transfer Agent

Our stock transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321.

 Dividends

We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future. We have not yet formulated a future dividend policy in the event restrictions on our ability to pay dividends are created. Payment of dividends to our stockholders would require payment of dividends by our PRC subsidiaries to us. This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the United States. Under current PRC law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs, and to pay dividends to our stockholders. Although, our subsidiaries’ classification as wholly-owned foreign enterprises under PRC law permits our subsidiaries to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our stockholders.

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our Common Stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Purchases of Equity Securities by China Education Alliance and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2008, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our outstanding equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

On March 7, 2007, we issued 10,000 shares of restricted common stock to Taylor Raferty Associates Inc. for public relations services in reliance upon Section 4(2) under the Securities Act of 1933.

On May 8, and May 31, 2007, we sold, 3% convertible subordinated notes in the aggregate principal amount of $3,400,000 to three investors, Barron Partners, LP, Eos Holdings LLC and Hua-Mei 21st Century Partners, LP. The following table sets forth the investment made by each investor, the principal amount of the notes issued to each investor, the number of shares of series A preferred stock which the notes were automatically converted into in October 2007 upon the filing of a certificate of amendment to our Articles of Incorporation, and the number of shares of common stock issuable upon exercise of warrants that were also issued to the investors upon conversion of the notes. The issuance of the shares of series A preferred stock and the warrants was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

	Note	Series A Preferred Stock	Common Stock Issuable on Exercise of Warrants
Barron Partners, LP	$3,175,000	8,581,081	4,208,335
Eos Holdings LLC	$125,000	337,838	170,020
Hua-Mei 21st Century Partners, LP	$100,000	270,270	136,018
Total	$3,400,000	9,189,189	4,514,373

In connection with the May 2007 private placement, we paid Brean Murray Carret & Co. a fee of $60,000 and issued to Brean Murray a three-year warrant to purchase 83,334 shares of our common stock at $2.25 per share, and paid cash fees of $48,000 to Huang Jun and $24,000 to Liu Zongbo.

In August 2007 we entered into a consulting agreement for investor relation services with CCG Elite. In connection with such arrangement we issued to CCG Elite a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $1.89 per share in reliance upon Section 4(2) under the Securities Act of 1933.

As a result of our failure to have a majority of our board of directors composed of independent directors as of October 15, 2007, we issued 208,456 shares of series A preferred stock to our May 2007 private placement investors. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Repurchase of Equity Securities

None.

Item 6.           Selected Financial Data.

Our net cash provided by operating activities was $9,753,315 for the year ended December 31, 2008, an increase of $925,690 or 10.5% from $8,827,625 for the same period in 2007. This increase was due to an increase in net income of $6,813,629 along with non-cash charges related to an increase of depreciation and amortization of $623,154, an increase of prepaid expense of $1,533,396, an increase of account receivables of $469,607, and a decrease in deferred revenue of $953,842 as compared to the year ended December 31, 2007.

As a result of the foregoing, we had net income of $9,918,536, or $0.46 per share basic and $0.40 diluted, for the year ended December 31, 2008, as compared with net income of $3,104,907 or $0.16 per share basic and $0.14 diluted, for the year ended December 31, 2007.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Overview

Our principal business is the distribution of educational resources in the PRC through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a data base comprised of such resources as test papers for secondary education courses as well as video on demand. Our data base includes more than 300,000 exams and test papers and courseware for secondary and elementary schools. We also offer, though our website, video on demand, which includes tutoring of past exam papers and exam techniques.

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

PRC laws give the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials, which affects our revenue in our training center business. Although the sale of educational material over the Internet is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable PRC regulatory authorities.

Prepaid expenses account for a significant portion of our current assets - $3,437,506, or 13% of our current assets at December 31, 2008. Prepaid expenses are primarily comprised of advance payments we make to teachers for their services in preparing on-line materials and video, prepaid rent, and prepaid outdoor advertising. At December 31, 2008, prepayment of advertising for outdoor advertising was $1,939,736, prepayment to teachers for the development of educational materials was $456,137, prepayment of rent expense was $312,343, prepayment of printing fee was $633,188, prepaid consulting fees were $66,529 and other prepaid expenses were $29,573. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent relates to our Beijing office and dormitory rental for our training center. The prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner in which we expense the cost of our materials, there is a difference between our cash flow and our revenue and cost of revenue.

In our on-line education business, the principal components of cost of sales are the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generates a relatively high gross margin, which was 84.2% for the year ended December 31, 2008. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a lower gross margin than the on-line education business, which was 65.4% for the year ended December 31, 2008. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

Because the purchase of both our on-line and our training center programs is made from discretionary funds, our business is dependent upon both the PRC economy and the perception of students that they will benefit from improving their ability to perform well on standardized entrance exams for middle school, high school and university.

In December 2006, we acquired, for approximately $1.0 million, all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-line education resources to computer vocational training school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in the PRC for vocational training. The acquisition included materials and resources to provide on-site education classes and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering with 9 on-site classrooms and 9 multimedia/computer classrooms at two centers.

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

We are in the process of introducing new services aimed at students who want to attend vocational school. These students include high school students who do not continue their education at universities and university graduates who are not able to find employment. The core business for our vocation education will be in three main areas: vocation education enrollment, vocational certification, and career development for college graduates. We have collaborated with the China Vocation Education Society in setting up www.360ve.com, which provides information regarding vocation training schools and vocation training both on-line and on-site.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin Harbin New Discovery Media Co., Ltd. Media Co., Ltd. ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd.. In return for their respective contributions, ZHLD will own 49.02% equity interest and Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd.. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of December 31, 2008 is $342,357.

Pursuant to the terms of the supplementary agreement, Newspaper Group assigned all their rights in the “Scientific Discovery” a scientific information newspaper with a focus on education to introduce scientific knowledge to elementary and secondary students exclusively, to the joint venture company, Harbin New Discovery Media Co., Ltd.. In the event that the rights to “Scientific Discovery” expire because of reason other than a change in government policies and an inability to defend against or resist such changes, Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co., Ltd. is now a 49.02% owned equity investment of ZHLD, referred to as a long term investment in the accompanying balance sheet.

On April 27, 2008, we entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”) to purchase from the Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991.  WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, we issued to the Vendor 400,000 shares of its common stock, with a market value of $2.33 per share. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of China Education Alliance to a third party for fifteen (15) years and to grant us a right of first refusal in the event the Vendor is desirous of selling such shares.

WEI provides English training programs, English test preparation courses and overseas study and consulting services in the PRC. WEI primarily operates the World Exchanges College of Language (“WECL”) English Education business. The WECL has been providing English instruction for PRC students since 1988. WECL offers 1) a Qualifying Program designed to help beginners who want to learn English as a second language to develop competence in communication skills at an elementary level; 2) a Combined Studies Program which is open to students with a College degree or at least six years of high school; 3) a General English Studies Program, which is the second year of the Combined Studies program or may be taken by someone with 3 years of university courses and a minimum of 6 years of English instruction. In addition, WECL recently started providing language test preparation programs and overseas study and consulting services for students.

The PRC component of the WEI acquisition has not been completed as of December 31, 2008. Due to pending PRC regulatory approval, the schools under WEI have not been included with the WEI acquisition as of December 31, 2008. If government approval for the acquisition of the schools is approved, we will include the schools as part of their WEI operations.

In accordance with the terms of the WEI acquisition, WEI established a wholly-owned subsidiary in Beijing, the PRC, Beijing Wei Shi Yi Tong Education Technology Co., Inc. on December 23, 2008 to function at its education operations headquarters in the PRC.

As a result of the WEI acquisition, WEI is a 70% owned subsidiary of China Education Alliance. We will absorb any losses attributable to the minority interest, or the Vendor, as the minority interest has no basis in WEI. As the WEI acquisition has not been fully completed with regards to the PRC component, the transaction has been classified as an advance on acquisition as of December 31, 2008.

Results of Operation

Comparison of Years Ended December 31, 2008 and 2007

The following table sets forth information from our statements of operations for the years ended December 31, 2008 and 2007.

	(Dollars)
	Years Ended December 31,
	2008		2007

Revenue	$24,851,017	100.0%	$17,323,534	100.0%
Cost of sales	4,964,939	20.0%	3,541,309	20.4%
Gross profit	19,886,078	80.0%	13,782,225	79.6%
Income from operations	10,018,437	40.3%	6,274,307	36.2%
Interest expense	-	0.0%	3,603,097	20.8%
Other income	664,627	2.7%	914,968	5.3%
Income before income taxes	10,587,733	42.6%	3,586,178	20.7%
Provision for income taxes	669,197	2.7%	481,271	2.8%
Income before minority interest	9,918,536	39.9%	3,104,907	17.9%
Net income	9,918,536	39.9%	3,104,907	17.9%

Our net cash provided by operating activities was $9,753,315 for the year ended December 31, 2008, an increase of $925,690 or 10.5% from $8,827,625 for the same period in 2007. This increase was due to an increase in net income of $6,813,629 along with non-cash charges related to an increase of depreciation and amortization of $623,154, an increase of prepaid expense of $1,533,396, an increase of account receivables of $469,607, and decrease in deferred revenue of $953,842 as compared to the year ended December 31, 2007.

We operate in one business segment, that of education, in which we operate in three revenue areas of online education, education training centers and on-line advertising. The following table sets forth information as to the gross margin for our three revenue areas for the years ended December 31, 2008 and 2007.

	(Dollars)
	Years Ended December 31,
	2008	2007
Online Education:
Revenue	$16,706,917	$11,505,336
Cost of sales	2,859,593	2,227,196
Gross profit	13,847,324	9,278,140
Gross margin	82.9%	80.6%
Training center:
Revenue	5,552,969	3,699,827
Cost of sales	1,922,841	1,147,364
Gross profit	3,630,128	2,552,463
Gross margin	65.4%	69.0%
Advertising:
Revenue	2,591,131	2,118,371
Cost of sales	182,505	166,749
Gross profit	2,408,626	1,951,622
Gross margin	93.0%	92.1%

Revenue. Revenue increased by $7,527,483 or 44% in 2008 to $24,851,017 as compared to $17,323,534 in 2007, resulting in gross profit of $19,886,078 for fiscal year 2008 as compared to gross profit of $13,782,225 in fiscal year 2007. The increase in revenue reflected increases of $5,201,581 from our on-line education area, $1,853,142 for our training center area, and $472,760 from our advertising income. Advertising income increased as the result of the increased awareness of our website, which resulted in more viewers coming to our website, thus enabling us to increase our advertising income to $2.6 million, an increase of $0.5 million from the year ended December 31, 2007. During fiscal years 2008 and 2007, we added several new programs for vocational studies and certification programs, which provided new sources of income for our on-line education area.

Cost of sales. Our overall cost of sales increased by $1,423,630 to $4,964,939 in fiscal year 2008 as compared to $3,541,309 in fiscal year 2007. The increase in cost of sales reflects a $632,397 increase in our cost of sales for our on-line education segment while the remaining $775,477 was for an increase in cost of sales from our training center segment, and $15,756 from our advertising segment. The on-line training area gross margin increased to 82.9% in fiscal year 2008 from 80.6% for fiscal year 2007 due to the fact that on-line education costs are somewhat fixed and margins increase with volume. Our training center segment’s gross margin decreased to 65.4% in fiscal year 2008 from 69% in fiscal year 2007 due to an increase in payments to our lecturers. Our advertising segment’s gross margin increased to 93.0% in fiscal year 2008 from 92.1% in fiscal year 2007 due to the fact that advertising cost are somewhat fixed and margins increase with volume.

Selling expenses. Selling expenses increased by $2,269,107, or 43.7%, to $7,467,118 in fiscal year 2008 from $5,198,011 in fiscal year 2007. The increase in selling expenses includes increased agency fees associated with increased sales of our debit cards.

Administrative expenses. Administrative expenses decreased by $318,853, or 17.5%, to $1,506,411 in fiscal year 2008 as compared to $1,825,264 in fiscal year 2007. The decrease in administrative expenses was due to the decrease in professional fees and office expenses.

Depreciation and amortization. Depreciation and amortization increased by $409,469, or 84.5%, to $894,112 in fiscal year 2008 as compared to $484,643 in fiscal year 2007. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest income (expense). Interest expense decreased by $3,603,097, or 100% to $0 in fiscal year 2008 as compared to $3,603,097 in fiscal 2007. This reflects the conversion of the notes payable to stock during 2007. Interest income in 2008 was $127,751 as compared to 2007 which was $54,931, which related to earnings on our cash balances.

Income Taxes. Under current PRC tax law, a wholly foreign owned enterprise has a 100% tax exemption or “holiday” for the first two years after it so qualifies, and thereafter, a 50% tax “holiday” for three years. Since Harbin Zhong He Li Da became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday in 2006. Under the present law, we benefited from a 50% tax holiday for 2007 and will benefit from a 50% tax holiday in 2008 and 2009. As a result, we paid no income tax in 2006, and our income tax for 2007 reflects income tax at 50% of the tax rate of 15%, which is subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008. These changes will have the effect of increasing the enterprise tax rate by 2% per year until it reaches an effective tax rate of 25%.

Net income. As a result of the foregoing, we had net income of $9,918,536, or $0.46 per share basic and $0.40 diluted, for the year ended December 31, 2008, as compared with net income of $3,104,907 or $0.16 per share basic and $0.14 diluted, for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our current assets primarily consist of cash, account receivables, and prepaid expenses. We do not have inventory. Our account receivables are primarily from our advertising business on our websites. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement fee and prepaid rent.

At December 31, 2008, we had cash and cash equivalents of $23,418,098, an increase of $11,639,144, or 99%, from $11,778,954 at December 31, 2007. This increase reflected principally the net income generated by our business during 2008, as well as exercises of warrants for common stock of approximately $2.7 million during the year ended December 31, 2008.

Our net cash provided by operating activities was $9,753,315 for the year ended December 31, 2008, an increase of $925,690 or 10.5% from $8,827,625 for the same period in 2007. This increase was due to an increase in net income of $6,813,629 along with non-cash charges related to an increase of depreciation and amortization of $623,154, an increase of prepaid expense of $1,533,396, an increase of account receivables of $469,607, and increase in deferred revenue of $953,842 as compared to the year ended December 31, 2007.

At December 31, 2008, we had working capital of $25,438,719, an increase of $13,607,066 from working capital of $11,831,653 at December 31, 2007. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses at December 31, 2008, were $800,692, an increase of $377,583, or 89.2%, from $423,109 at December 31, 2007, resulting from the increased level of business during the year.

We believe that our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business to offer services in other parts of the PRC as well as to market and continue the development of our vocational training activities, and it is possible that we may require additional funding for that purpose. Although we do not have any current plans to make any acquisitions, it is possible that we may seek to acquire one or more businesses in the education field, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which is two to five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2008.

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

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon customers’ download of prepaid study materials. Prepaid debit cards allow our subscribers to purchase a predetermined monetary amount of download materials posted on our website. Prepaid service contracts are amortized to income on a straight line basis over the length of the service contract. These service contracts allow the user to obtain materials for a designed period of time. At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenue is recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenue when the prepaid debit card has expired. Revenue from advertising on our website is recognized when the advertisement is run. Since advertising customers are billed monthly, there are no unearned advertising revenue.

The Company engages an advertisement agency to manage its on-line advertisement revenue. Per the contract with this agency, upon posting of an on-line advertisement on the Company’s website, the Company is entitled to share with the agency 50% of the amount charged to the on-line advertiser. The Company recognizes revenue upon posting of an advertisement on their web-site. The agency is responsible for collection of all ad revenue from advertisers. The agency is required to make their remittance for on-line advertising six months after on-line ads are posted on their website.

Prepaid expenses are primarily comprised of advance payments made for services to teachers for on-line materials and video and prepaid rent.

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represents deferred revenue for the purchase of debit cards used to pay for the on-line downloading of education materials, including testing booklets, supplemental materials and teaching video clips. We value the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenue. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent tuition payments and payments for service contracts which are amortized over their respective terms.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157-3 and determined that it had minimal impact, if any, as of December 31, 2008 and for the year then ended. We will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

CHINA EDUCATION ALLIANCE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

INDEX

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors
China Education Alliance, Inc.

We have audited the accompanying consolidated balance sheets of China Education Alliance, Inc. and its Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Education Alliance, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 30, 2009

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$23,418,098	$11,778,954
Advances to related parties	142,006	108,536
Accounts receivables	469,607	-
Prepaid expenses	3,437,506	1,612,779
Total current assets	27,467,217	13,500,269

Property and equipment, net	6,136,252	6,186,824
Intangibles and capitalized software, net	864,089	623,560
Advance on acquisition	932,000	-
Long term investment	342,357	-

	$35,741,915	$20,310,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$800,692	$423,109
Deferred revenues	1,227,806	1,245,507
Total current liabilities	2,028,498	1,668,616

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, of 7,597,645 and 9,397,645 issued and outstanding, respectively, aggregate liquidation preference of $2,811,129 and $3,383,152, respectively)	3,010,144	3,677,944
Common stock ($0.001 par value, 150,000,000 shares authorized, 21,892,631 and 19,409,830, issued and outstanding, respectively)	21,893	19,410
Additional paid-in capital	10,751,732	6,378,110
Statutory reserve	1,990,238	1,151,885
Accumulated other comprehensive income	2,688,080	1,243,541
Retained earnings	15,251,330	6,171,147
Total stockholders' equity	33,713,417	18,642,037

	$35,741,915	$20,310,653

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007
Revenues
Online education revenues	$16,706,917	$11,505,336
Training center revenues	5,552,969	3,699,827
Advertising revenues	2,591,131	2,118,371
Total revenue	24,851,017	17,323,534

Cost of Goods Sold
Online education costs	2,859,593	2,227,196
Training center costs	1,922,841	1,147,364
Advertising costs	182,505	166,749
Total cost of goods sold	4,964,939	3,541,309

Gross Profit
Online education gross profit	13,847,324	9,278,140
Training center gross profit	3,630,128	2,552,463
Advertising gross profit	2,408,626	1,951,622
Total gross profit	19,886,078	13,782,225

Operating Expenses
Selling expenses	7,467,118	5,198,011
Administrative	1,506,411	1,825,264
Depreciation and amortization	894,112	484,643
Total operating expenses	9,867,641	7,507,918

Other Income (Expense)
Other Income	536,876	860,037
Interest income	127,751	54,931
Interest expense	-	(3,603,097)
Investment loss	(95,331)	-
Total other income (expense)	569,296	(2,688,129)

Net Income Before Provision for Income Tax	10,587,733	3,586,178

Provision For Income Taxes	669,197	481,271

Net Income	$9,918,536	$3,104,907

Basic Earnings Per Share	$0.46	$0.16

Basic Weighted Average Shares Outstanding	21,549,381	19,325,872

Diluted Earnings Per Share	$0.40	$0.14

Diluted Weighted Average Shares Outstanding	24,662,830	22,549,837

The Components of Other Comprehensive Income
Net Income	$9,918,536	$3,104,907
Foreign currency translation adjustment	1,444,539	965,708

Comprehensive Income	$11,363,075	$4,070,615

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		Other		Total
	of		of		Paid-In	Statutory	Comprehensive	Retained	Stockholders'
	shares	Amount	Shares	Amount	Capital	Reserve	Income	Earnings	Equity
Balance at December 31, 2006	-	$-	19,312,041	$19,312	$2,657,480	$355,754	$277,833	$3,862,371	$7,172,750
Common stock issued for services	-	-	10,000	10	15,890	-	-	-	15,900
Warrants issued for services		-	-	-	264,401	-	-	-	264,401
Issuance of warrants with convertible debt	-	-	-	-	1,887,600	-	-	-	1,887,600
Beneficial conversion feature with convertible debt	-	-	-	-	1,512,400	-	-	-	1,512,400
Conversion of notes payable to preferred stock	9,189,189	3,400,000	-	-	40,427	-	-	-	3,440,427
Issuance of preferred stock for liquidated damages	208,456	277,944	-	-	-	-	-	-	277,944
Cashless exercise of warrants	-	-	87,789	88	(88)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	965,708	-	965,708
Appropriation to staturoty reserve	-	-	-	-	-	796,131	-	(796,131)	-
Net income	-	-	-	-	-	-	-	3,104,907	3,104,907
Balance at December 31, 2007	9,397,645	3,677,944	19,409,830	19,410	6,378,110	1,151,885	1,243,541	6,171,147	18,642,037
Exercise of warrants	-	-	1,482,801	1,483	2,666,076	-	-	-	2,667,559
Conversion of preferred stock	(1,800,000)	(667,800)	600,000	600	667,200	-	-	-	-
Common stock issued for Advance an acquisition of World Exchanges Inc	-	-	400,000	400	931,600	-	-	-	932,000
Foreign currency translation adjustment	-	-	-	-	-	-	1,444,539	-	1,444,539
Stock based compensation	-	-	-	-	5,326	-	-	-	5,326
Warrants issued for services	-	-	-	-	103,420	-	-	-	103,420
Appropriation to staturoty reserve	-	-	-	-	-	838,353	-	(838,353)	-
Net income	-	-	-	-	-	-	-	9,918,536	9,918,536
Balance at December 31, 2008	7,597,645	$3,010,144	21,892,631	$21,893	$10,751,732	$1,990,238	$2,688,080	$15,251,330	$33,713,417

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net Income	$9,918,536	$3,104,907
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,598,624	975,470
Amortization of loan discount - warrants attached to loans	-	1,969,163
Beneficial conversion feature	-	1,512,400
Warrants issued for services	103,420	264,401
Stock issued for services	-	15,900
Preferred stock issued for liquidation damages	-	277,944
Interest on convertible note accounted for as capital contribution	-	40,427
Stock based compensation	5,326	-
Loss on equity investment	95,331	-
Net change in assets and liabilities
Account receivables	(469,607)	-
Other receivables	-	54,723
Prepaid expenses and other	(1,824,727)	(291,331)
Advances to related parties	(33,470)	(244,480)
Accounts payable and accrued liabilities	377,583	211,960
Deferred revenue	(17,701)	936,141
Net cash provided by operating activities	9,753,315	8,827,625

Cash flows from investing activities
Purchases of fixed assets	(996,434)	(1,722,718)
Acquisition of intangibles and capitalized software	(792,147)	-
Long-term investment	(437,688)	-
Net Cash used in investing activities	(2,226,269)	(1,722,718)

Cash flows from financing activities
Warrants exercised	2,667,559	-
Proceeds from loans	-	3,400,000
Payments on loans	-	(1,530,000)
Net cash provided by financing activities	2,667,559	1,870,000

Effect of exchange rate	1,444,539	965,708

Net increase in cash	11,639,144	9,940,615

Cash and cash equivalents at beginning of year	11,778,954	1,838,339

Cash and cash equivalents at end of year	$23,418,098	$11,778,954

Supplemental disclosure of cash flow information:
Interest paid	$-	$297,838
Taxes paid	$550,938	$408,749
Value of equity granted and issued	$108,436	$280,301
Value of preferred stock issued for liquidation damages	$-	$277,944

Non-cash investing and financing activities:
Conversion of preferred stock to common	$667,800	$-
Conversion of notes payable to preferred stock	$-	$3,400,000
Cashless exercise of warrants	$-	$88
Common stock issued for advance of acquisition	$932,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Description of Business

Nature of organization - China Education Alliance, Inc. (the “Company”), formerly known as ABC Realty Co., was originally organized under the laws of the State of North Carolina on December 2, 1996. ABC Realty Co.’s primary purpose was to act as a broker or agent in residential real estate transactions. On September 15, 2004, ABC Realty Co. was reorganized pursuant to the Plan of Exchange to acquire Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation formed on August 9, 2004 in the City of Harbin of Heilongjiang Province, the People’s Republic of China (the PRC), with an authorized capital of $60,386 (RMB500,000).

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

ZHLD subsidiary Heilongjiang Zhonghe Education Training Center (“ZETC”) was registered in the PRC on July 8, 2005 with a registered capital of $60,386 and is a wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZETC with 1% held in trust by Xiqun Yu for the benefit of China Education Alliance, Inc.

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. The 30% interest in BHYHZ that the Company transferred to The Vocational Education Guidance Center of China for no consideration was treated as an intangible asset. The minority ownership interest shares of operating losses of BHYHZ are being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for their BHYHZ subsidiary for the year ended December 31, 2008 was $90,963.

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD will own 49.02% equity interest and Newspaper Group will own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of December 31, 2008 is $342,357.

Pursuant to the terms of the supplementary agreement, Newspaper Group assigned all their rights in the “Scientific Discovery” a scientific information newspaper, with a focus on education to introduce scientific knowledge to elementary and secondary students exclusively to the joint venture company, New Discovery. In the event that the rights to “Scientific Discovery” expire because of reason other than a change in government policies and an inability to defend against or resist such changes, Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, New Discovery is now a 49.02% owned equity investment of ZHLD, referred to as a long term investment in the accompanying balance sheet.

On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”) to purchase from Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991. WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, the Company issued to the Vendor 400,000 shares of its common stock, with a market value of $2.33 per share. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor is desirous of selling such shares.

WEI provides English training programs, English test preparation courses and overseas study and consulting services in the PRC. WEI primarily operates the World Exchanges College of Language (“WECL”) English Education business. The WECL has been providing English instruction for PRC students since 1988. WECL offers 1) a Qualifying Program designed to help beginners who want to learn English as a second language to develop competence in communication skills at an elementary level; 2) a Combined Studies Program which is open to students with a College degree or at least six years of high school; 3) a General English Studies Program, which is the second year of the Combined Studies program or may be taken by someone with 3 years of university courses and a minimum of 6 years of English instruction. In addition, WECL recently started providing language test preparation programs and overseas study and consulting services for students.

The PRC component of the WEI Acquisition has not been completed as of December 31, 2008. Due to PRC pending regulatory approval, the schools as of December 31, 2008 have not been included with the WEI Acquisition. If government approval for the acquisition of the schools is approved, the Company will include the schools as part of their WEI operations. In accordance with the WEI Acquisition, WEI is to establish a WOFE (“wholly foreign owned enterprise”), Beijing Wei Shi Yi Tong Education Technology Co., Inc (BJWSYT)., in Beijing, PRC on December 23, 2008, whereby the WOFE shall operate as the headquarters of WEI’s educational operations in the PRC. WEI contributed US$ 100,000 towards the registered capital of BJWSYT, amounting to a total registered capital of US$100,000. In return for its contribution, WEI now owns 100% equity interest in BJWSYT. BJWSYT will be involved in the English language training business, in particular, in running the World Exchanges College of Language in the People’s Republic of China. As a result of the WEI Acquisition, WEI is a 70% owned subsidiary of the Company. The Company will absorb any losses attributable to the minority interest, or the Vendor, as the minority interest has no basis in WEI. As the WEI Acquisition has not been fully completed with regards to the PRC component, the transaction has been classified as an Advance on acquisition as of December 31, 2008.

WEI through BJWSYT operates five schools in the PRC; two schools in Beijing, and one school in Yantai, Xiamen and Qingdao. These schools are either fully owned or controlled by WEI. The following is a list of the schools and their related percentage of ownership by WEI:

Percentage of
School Name	Ownership by WEI
Beijing Weishi Success Education Technology Co., Ltd.,	100%
Beijing World Exchanges English College	65%
Yantai WECL English College	55%
Xiamen Siming District Weishi English Training School	51%
Private Qingdao Weishi Education Training School	55%

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

2.	Basis of Preparation of Financial Statements

The accompanying financial statements differ from the financial statements used for statutory purposes in the PRC in that they have been prepared in compliance with U.S. generally accepted accounting principles (“GAAP”) and reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with GAAP. The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

These notes and accompanying consolidated financial statements retroactively reflect a reverse split that became effective October 12, 2007. Fractional shares were rounded up resulting in the issuance of 216 shares in excess of the actual conversion rate of 3-to-1.

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD and ZETC) and its majority owned subsidiary (BHYHZ). All inter-company transactions and balances were eliminated. Minority interest in the net assets and earnings or losses of BHYHZ have been absorbed by the Company as minority interest holders in these subsidiaries have no basis in their investment in these subsidiaries.

Use of estimates - The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates include values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable and stock warrant valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of December 31, 2008. The Company’s cash at their US bank is in excess of statutorily insured limits as of December 31, 2008.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing these assessments include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on these assessments there was no impairment at December 31, 2008.

Intangibles and Capitalized Software- Intangibles and capitalized software consist of franchise rights on educational products ,software and the transfer of minority interest in BHYHZ subsidiary for no consideration, that are amortized over the lives of the rights agreements, or their respective useful lives, which is five years ..

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairment recorded during the years ended December 31, 2008 and 2007.

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

Revenue recognition - Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied when customers download prepaid study materials.

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

Tuition from courses is recognized ratably over the period fees are earned, typically the life of the course. The Company offer credits to students if they should withdraw, or be unable to complete their required courses. Historically the issuances of credits have not been high with regards to tuition fees. The Company offers cash refunds on a limited basis based on individual circumstances.

The Company engages an advertisement agency to manage its on-line advertisement revenue. Per the contract with this agency, upon posting of an on-line advertisement on the Company’s website, the Company is entitled to share with the agency 50% of the amount charged to the on-line advertiser. The Company recognizes revenue upon posting of an advertisement on their web-site. The agency is responsible for collection of all ad revenue from advertisers. The agency is required to make their remittance for on-line advertising six months after on-line ads are posted on their website.

Deferred revenue reflects the unearned portion of debit cards sold and tuition. Tuition is recognized as revenue ratably over the periods in which it is earned, generally the term of the program or as the debit card is used.

Accounts Receivables - Included in accounts receivables are receivables from advertising on our websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of December 31, 2008 and 2007 was $469,607 and $0, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2008 and 2007, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable for the years ended December 31, 2008 and 2007.

Advertising - The Company expenses advertising costs for outdoor spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2008 and 2007 were $892,724 and $1,181,187, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to indefinitely invest these earnings in foreign operations. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the years ended December 31, 2008 and 2007 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended and ending December 31, 2007, 2008 and 2009. The Company’s income taxes for the years ended December 31, 2008 and 2007 year reflect income taxes at 50% of the applicable tax rate of 15%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no deferred tax assets or liabilities as of December 31, 2008 and 2007. In addition, the Company has not recorded a deferred tax expense for the years ended December 31, 2008 and 2007.

Value added tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

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

Software companies are eligible for a 14% VAT tax refund under PRC tax policy. The Company applied for and received VAT refunds of $536,876 and $860,037 during the years ended December 31, 2008 and 2007, respectively.

Related party – A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence. As of December 31, 2007 the Company has advanced to their CEO $108,536 to develop the Company. The funds were expended within the year ended December 31, 2008. As of December 31, 2008, the Company has advanced $80,000 to the Company’s recently acquired subsidiary, WEI. This advance was made to expand WEI’s operations outside of the PRC. In addition, the Company contributed $62,006 to a new subsidiary, Zhong He Li Da (Beijing) Management Consultant Co., Ltd, which was established on January 4, 2009.

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

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable, accrued expense and deferred revenues, approximate their fair values as of December 31, 2008 and 2007 because of the relatively short-term maturity of these instruments.

Reclassifications - Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserve.

Recent accounting pronouncements –

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157-3 and determined that it had minimal impact, if any, as of December 31, 2008 and for the year then ended. The Company will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of December 31, 2008, The Company maintains cash in the US, in a financial institution insured by the FDIS that has approximately $463,000 in funds in excess of FDIC insured amounts. The Company sells its products to students who purchase debit cards which can be used to download the Company’s products. Since the Company is paid in advance, it has no receivables and no significant credit risk.

For the years ended December 31, 2008 and 2007, no single customer accounted for 10% or more of revenues.

As of December 31, 2008 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred. The Company has not accrued for any losses as of December 31, 2008.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

As of December 31, 2008, Cash and cash equivalents consist of the following:

	Years Ended December 31,
	2008	2007

Cash on Hand — China	$417	$2,652
Bank Deposits — China	22,705,067	11,353,793
Bank Deposits — US	712,614	422,509
	$23,418,098	$11,778,954

6.	Advance to Related Parties

Advance to related parties consist of the following:

	Years Ended December 31,
	2008	2007
Advance to WEI	80,000	-
Advance to ZHLDBJ	62,006	-
Advance to Mr. Yu Xinqu	-	108,536
	$142,006	$108,536

As of December 31, 2008, the Company has advanced $80,000 to the Company’s recently acquired subsidiary, WEI. This advance was made to expand WEI’s operations outside of the PRC. In addition, the Company contributed $62,006 to a new subsidiary, Zhong He Li Da (Beijing) Management Consultant Co., Ltd, which was established on January 4, 2009.

7.	Accounts Receivables

Accounts Receivables are all unsecured and due upon demand:

	Years Ended December 31,
	2008	2007
Mobi Advertising	467,450	-
Others	2,157	-
	$469,607	$-

The Mobi advertising is an agent for the company’s on-line advertising business with six-month receivable period. Total accounts receivables as of December 31, 2008 and 2007 was $469,607 and $0, respectively.

8.	Prepaid Expenses

Prepaid Expenses consist of the following:

	Years Ended December 31,
	2008	2007

Prepaid rent	$312,343	$285,269
Prepaid software development	-	633,562
Prepaid teachers and online material	456,137	143,927
Prepaid services and professional fees	66,529	109,589
Prepaid outdoor advertising	1,939,736	-
Prepaid television advertising	-	401,918
Prepaid printing fee	633,188	-
Other prepaid expenses	29,573	38,514
	$3,437,506	$1,612,779

9.	Property and Equipment

Property and Equipment consist of the following:

	December 31,	December 31,
	2008	2007

Buildings	$3,562,826	$3,434,247
Transportation vehicles	191,427	179,737
Communication equipment and software	3,176,340	2,613,573
Furniture and fixtures	1,567,032	1,273,634
	8,497,625	7,501,191
Depreciation	(2,361,373)	(1,314,367)
Net	$6,136,252	$6,186,824

For the year ended December 31, 2008 and 2007, depreciation expense totaled $1,047,006 and $823,040, respectively. Allocated in the years ended December 31, 2008 and 2007 depreciation expenses totaling $296,356 and $215,507, respectively were included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of December 31, 2008 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and provide to the Company to use for free.

In the PRC land use rights are the legal rights for an entity to use lands for a fixed period of time. The PRC adopts dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”).

10.	Intangibles and Capitalized Software

Intangibles and capitalized software of the Company consist of franchise rights, software and the transfer of minority interest in the BHYHZ subsidiary for no consideration.

Franchise Rights

The franchise rights owned by the Company consist of the following:

-	The ACCP training course is an authority for training software engineers under authorized training procedures with authorized textbooks.

-	The BENET training course is an authority for training internet engineers under authorized training procedures with authorized textbooks.

Capitalized Software

The Capitalized software of the Company consists of the following:.

-	The Usage rights for job seekers is software to help university students to search jobs, post their resumes, and communicate with potential employers.

-	The Usage right for learners is software to help elementary and secondary students to do assignments, test papers, and get instructions from teachers.

BHYHZ intangible

In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit organization, a quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as an intangible asset, related to their customer base, that is being amortized over four years. At December 31, 2008, the intangible asset relating to this transaction was $43,696 net of amortization of $10,924. The minority ownership interest share of operating losses of BHYHZ is being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the year ended December 31, 2008 was $90,963. The Company is amortizing this intangible over an estimated useful life of four years.

Intangibles and Capitalized Software consist of the following:

	December 31,	December 31,
	2008	2007

ACCP training course	$787,838	$729,703
BENET training course	58,358	53,826
Usage rights — Job Seekers	437,688	-
Usage rights—Learner	291,792	-
Minority interest in BHYHZ subsidiary	43,696	43,696
	1,619,372	827,225
Less: accumulated amortization	(755,283)	(203,665)
Intangibles, net	$864,089	$623,560

For the year ended December 31, 2008 and 2007, amortization expenses totaled $551,618 and $152,430, respectively, and were recorded in cost of goods sold and operating expenses.

Future amortization of intangible and capitalized software assets is as follows:

Year Ended December 31,
2008	$305,068
2009	189,354
2010	172,867
2011	134,668
2012	62,132
$864,089

11.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of December 31, 2008 and December 31, 2007, the Company had deferred revenue of $1,227,806 and $1,245,507, respectively.

12.	Stockholders’ Equity

The Company recorded the following equity transactions during the year ended December 31, 2008:

-	On June 27, 2008, the Company issued 400,000 common shares with a market value of $2.33 per share to Mr. Yuli Guo, to acquire 70% of WEI.

-	During the year ended December 31, 2008 warrants for the purchase of 1,482,801 shares of common stock were exercised for proceeds of $2,667,559.

-	During the year ended December 31, 2008 a total of 1,800,000 Series A Preferred Shares were converted into 600,000 shares of common stock valued at $667,800.

-
On March 17, 2008, the Company’s board of directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time in the open market at prevailing market prices. As of December 31, 2008 no shares have been repurchased.

The Company recorded the following equity transactions during the year ended December 31, 2007:

-	On October 4, 2007, following approval by the Company’s stockholders on September 27, 2007, the Company’s Articles of Incorporation were amended to:

-
Change the Company’s authorized capital stock to 170,000,000 shares, of which 20,000,000 are shares of preferred stock, par value $.001 per share, and 150,000,000 are shares of common stock, par value $.001 per share.

-
Give the board of director’s broad authority to create one or more series of preferred stock and to set forth the designations, rights, preferences, privileges and limitations of the holders of each such series.

-
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

-
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

-
In September 2006 the Company raised gross proceeds of $1,530,000 from the issuance and sale of secured promissory notes (“September 2006 Notes”). The Notes had a maturity date of March 29, 2007. The notes were fully repaid in the year ended December 31, 2007. Attached to the September 2006 Notes were warrants for the purchase of 510,003 shares of common stock at an exercise price of $1.50 per share. The warrants were valued at $203,908 using a Blacks-Scholes valuation model, and were treated as a loan discount. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 53%; risk-free interest rate of 4.5%; an expected life of two years; stock price of $1.29 and exercise price of $1.50. The discount was amortized to interest expense over the life of the notes payable with amortization of $81,563 and $122,345 in the years ended December 31, 2007 and 2006, respectively.

-
In May 2007, the Company raised, in two installments, a total of $3,400,000 through the issuance of convertible debt in the aggregate principal amount of $3,400,000 (the “May 2007 Notes”). A portion of these proceeds was used to pay notes payable issued in September 2006 Notes as described above. The May 2007 Notes accrued interest at 3% per annum, and had a due date of September 30, 2007. In connection with the issuance, the Company’s board of directors approved an amendment to the Company’s Articles of Incorporation to create a class of preferred stock. The board also approved the terms of a new series of preferred stock, designated as the Series A Convertible Preferred Stock upon the filing of such amendment with the Secretary of State of North Carolina. Included in the May 2007 Notes were automatic, optional and default conversion features.

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

With regards to the Series A Preferred Convertible Stock, issued in the May 2007 Notes, the Certificate of Designation provides as follows:

-	Each share of Series A Convertible Preferred Stock is convertible into one third of a share of common stock, subject to adjustment.

-
If the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the conversion price (presently $1.11 per share), with certain specified exceptions, the number of shares issuable upon conversion of one share of Series A Convertible Preferred Stock is adjusted to reflect a conversion price equal to the lower price.

-
No dividends are payable with respect to the Series A Convertible Preferred Stock, and while the Series A Convertible Preferred Stock is outstanding, the Company may not pay dividends on or redeem shares of common stock.

-
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

Upon the conversion of the May 2007 Notes, the Company issued 9,189,189 shares of Series A Convertible Preferred Stock and warrants based on the principal amount of the notes. There was accrued interest of $40,427, accrued as per the agreement, which terminated upon automatic conversion of the May 2007 Notes.

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

The warrant agreement provides terms whereby the exercise price of the warrants may be reduced by up to 50% if the Company’s pre-tax income per share of common stock, on a fully-diluted basis, is less than $0.19941 for the year ended December 31, 2007. Since the Company achieved the pre-tax income per share milestone, as set forth in the securities purchase agreement, no adjustment in the warrant exercise price was made.

The securities purchase agreement relating to the May 2007 financing, obligated the Company to appoint by August 6, 2007 such number of independent directors that would result in a majority of its directors being independent directors and to establish an audit committee composed solely of independent directors and a compensation committee comprised of a majority of independent directors. Thereafter, the Company’s failure to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason, will result in the imposition of liquidated damages which are payable in cash or additional shares of Series A Convertible Preferred Stock, at the election of the investor. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price of the then outstanding shares of Series A Convertible Preferred Stock, up to a maximum of $408,000. The Company’s failure to comply with these requirements resulted in liquidated damages of $77,128, which at a liquidation of $0.37 per share resulted in the issuance of 208,456 shares of Series A Convertible Preferred stock as of October 15, 2007. The investors elected to take payment in stock, and the Company issued the shares in October 2007. As the Series A Convertible Preferred stock are convertible at 3 for 1 share of common stock, the liquidated damages of 208,456 Series A shares is 69,486 common shares with a market value at $4 per share, or $277,944, as of October 15, 2007. The investors waived the right to receive any further liquidated damages for the Company’s failure to comply with these provisions from October 16, 2007 through December 31, 2007. The liquidation damages commence accruing subsequent to December 31, 2007. Since January 1, 2008, the Company has not been in compliance with these provisions. As of December 31, 2008, unless otherwise waived by the investors, the Company is obligated to pay liquidated damages to the investors in an amount equal to approximately $130,056 or, issue approximately 351,503 shares of Series A Preferred Stock (which are convertible into 117,168 shares of our common stock) to the investors, at the option of the investors. Such liquidated damages have been accrued as of December 31, 2008 and is included in accrued expenses. Assuming the investors elect to take the liquidated damages in stock and not waive their right to receive such damages, and based on the market price for one share of our common stock on December 31, 2008, which was $1.20 per share, the market value of the shares which may be issued to the investors is approximately $140,602. Thereafter, if the Company is required to issue any additional shares of Series A preferred stock pursuant to the securities purchase agreement, the Company is also to issue such additional shares at the $0.37 per share liquidation value. If the Company is required to issue additional shares pursuant to the liquidated damages provisions of the securities purchase agreement and the market price of our common stock at the time the determination is made is greater than $1.11, which is the common stock equivalent of the liquidation value of the Series A preferred stock, the investors will receive more shares of Series A preferred stock than they would receive if the number of shares were based on the market value at the time of issuance.

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

-
On December 6, 2007, the Company issued 87,789 shares of the Company’s common stock in connection with cashless exercises of warrants to purchase 127,500 shares of common stock with an exercise price of $1.50.

13.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the years ended December 31, 2008 and 2007, dilutive shares include shares attributable to convertible preferred stock, exercisable warrants and exercisable option.

The following reconciles the components of the EPS computation

	Years Ended December 31,
	2008	2007
Net income available to common shareholders	$9,918,536	$3,104,907

Weighted average shares outstanding - basic	21,549,381	19,325,872
Effect of dilutive securities	3,113,449	3,223,965
Weighted average shares outstanding - diluted	24,662,830	22,549,837

Earnings per share - basic	$0.46	$0.16
Earnings per share - diluted	$0.40	$0.14

14.	Statutory Reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The public welfare fund no longer requires the Company to contribute, but the Company can’t dissolve it. As of December 31, 2007, the Company appropriated 50% of its registered capital to statutory reserve for Heilongjian Zhonghe Education Training Center.  For the year ended December 31, 2008 and 2007, statutory reserves activity is as follows:

	Harbin Zhong He Li Da Education Technology, Inc	Heilongjiang Zhonghe Education Training Center	Beijing Hua Yu Hui Zhong Technology Development Co., Ltd	Total
Balance – December 31, 2006	$252,437	$103,317	$-	355,754
Additional to Statutory reserves	617,581	178,550	-	796,131
Balance – December 31, 2007	870,018	281,867	-	1,151,885
Additional to Statutory reserves	838,353	-	-	838,353
Balance – December 31, 2008	$1,708,371	$281,867	$-	1,990,238

15.	Commitments and Contingencies

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

16.	Warrants and Options

Warrants

Year Ended December 31, 2008:

-	The Company did not grant any warrants during the year ended December 31, 2008.

Year Ended December 31, 2007:

-
In connection with the conversion of the May 2007 into Series A Preferred stock the Company granted warrants for an aggregate of 3,063,062 shares of common stock. The warrants are subject to adjustment and have a life of five years from the date of grant. The warrants have various exercise prices as follows: 735,634 shares of common stock at $1.50 per share, 2,833,335 shares of common stock at $2.07 per share, 681,035 shares of common stock at $2.40 per share, and 264,369 shares of common stock at $3.00 per share.

-
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

-
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

-
In August 2007 the Company entered into a consulting agreement for investor relation services. This contract is for one year at $6,000 for the first four months of the contract during the year ended December 31, 2007, and then $8,000 per month for the remaining eight months to be performed in the year ended December 31, 2008. In addition to cash payments, the agreement granted warrants to purchase 100,000 shares of the Company common stock at an exercise price of $1.89 per share, with a life of three years from the date of grant. On the date of grant the market was $1.65 per share. These warrants vest quarterly, at 25,000 shares per each vest, on each of the grant dates of, November 1, 2007, February 1, 2008 and May 1, 2008. The initial batch of 25,000 warrants was vested on the grant date. The Company has expensed $139,600 and $103,420 with regard to the warrants granted in the years ended December 31, 2007 and 2008, respectively. These warrants were valued on each vest date. These warrants were valued using a Black-Scholes option pricing model with the following weighted assumptions for all vesting dates: dividend yield of 0%; expected volatility of 116.88%; risk-free interest rate of 3.19%; an expected life of 2.62 years.

Warrant activity for the years ended December 31, 2008 and 2007 is as follows:

	Shares underlying warrants	Weighted average Exercise Price
Outstanding as of January 1, 2007	510,003	$1.5
Granted	4,747,707	2.07
Exercised	(127,500)	1.5
Expired or cancelled	-	-
Outstanding as of December 31, 2007	5,130,210	2.03

Granted	-	-
Exercised	(1,482,801)	1.8
Expired or cancelled	-	-
Outstanding as of December 31, 2008	3,647,409	$2.12

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2008.

Exercise Price	Outstanding December 31, 2008	Weighted Average Remaining Life in Years	Number exercisable
$ 1.29	50,000	0.89	50,000
$ 1.50	413,156	3.16	413,156
$ 1.89	100,000	1.58	100,000
$ 2.07	2,055,516	3.34	2,055,516
$ 2.25	83,333	1.34	83,333
$ 2.40	681,035	3.34	681,035
$ 3.00	264,369	3.34	264,369
	3,647,409	3.19	3,647,409

The aggregate intrinsic value of the exercisable warrants as of December 31, 2008 is approximately $7,700,000.

Options:

In June 2008 pursuant to the terms of an employment agreement with the CFO of the Company, the Company granted an option for 10,000 shares of the Company’s common stock at an exercise price of $3.05, the then market price on the date of grant. These options have a one year life and expire on the first anniversary of the date of grant. The options vest monthly in installments of approximately 833 shares per month. The Company has recorded the grant of these options in accordance with SFAS 123 (R) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company recorded expense over the vesting period in connection with these options granted.

The fair value of the above granted option was estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 2.17%, a weighted expected life of 0.75 year, a dividend rate of 0.0%, and a weighted expected volatility of 86.53%. The Company recorded $5,326  in compensation expenses, net of related tax effects, related to this option grant for the year ended December 31, 2008. As of December 31, 2008, there is approximately $2,276 of total unrecognized cost related to this option grant that is not vested as of December 31, 2008. These costs are expected to be amortized in the first six months of the year ended December 31, 2009.

Other than the above June 2008 grant of an option for 10,000 shares of the Company’s at an exercise price of $3.05 per share there are no other options outstanding as of December 31, 2008. In addition, as of December 31, 2008, of the approximate 5,833 shares that are vested and exercisable, none have been exercised as of December 31, 2008.

As of December 31, 2008, the Company has no registered, or approved, employee stock option plans.

17.	Income Taxes

On September 15, 2004, the Company executed a Plan of Exchange with ZHLD, subsequently ZHLD applied to be as a foreign invested company immediately after the merger, and a business license was approved for such qualification on April 8, 2005. According to PRC taxation policy, there is a 100% income tax exemption or holiday for 2 years and a 50% tax exemption or holiday for 3 years applicable to a foreign invested company, advanced technology company or software development company.  Because ZHLD falls within these categories, it enjoys this income tax exemption or holiday from April 8, 2005, the date it obtained approval as a wholly owned foreign enterprise. The Company received a 100% tax holiday for the year ended December 31, 2006. Currently ZETC is exempt from PRC taxation as it operates a business enterprise engaged in educational opportunities.   The Company’s BHYHZ subsidiary has incurred losses since inception. BHYHZ is taxed at the PRC statutory rate and has not accrued for taxes since inception due to these loss. As of January 1, 2007, The Company’s PRC tax exemption was reduced to 50% of the prevailing 15% tax rate for ZHLD and will continue at this reduced rate until the fiscal year ending December 31, 2009, subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008 which will have the effect of increasing the enterprise tax rate by 2% per year until it reaches and effective tax rate of 25%.

The components of income (loss) before income tax consist of approximately following:

	Years Ended December 31,
	2008	2007
U.S. Operations	$(782,000)	$(4,694,000)
Chinese Operations	11,370,000	8,280,000
	$10,588,000	$3,586,000

The components of the (benefit) provision for income taxes are approximately as follows:

	Years Ended December 31,
	2008	2007
Federal, State and Local	$-	$-
Peoples Republic of China –Federal and Local	668,000	481,000
	$668,000	$481,000

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2008	2007
Income tax (benefit) provision at Federal statutory rate	$3,705,000	$1,255,000
State income taxes, net of Federal benefit	487,000	165,000
Permanent differences	93,000	1,594,000
U.S. tax rate in excess of foreign tax rate	(1,603,000)	(1,209,000)
Abatement of foreign income taxes	(2,231,000)	(1,589,000)
Increase in valuation allowance	217,000	265,000
Tax (benefit) provision	$668,000	$481,000

The Company has a U.S net operating loss carryforward of approximately $1,750,000 as of December 31, 2008 which will begin to expire in 2025. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of December 31, 2008.

Had the tax exemption not been in place for the partial year ended December 31, 2008 and full exemptions for the year ended December 31, 2007 the Company estimates the following proforma financial statement impact.

	Years Ended December 31,
	2008	2007
	(Proforma)	(Proforma)
Net income before tax provision	$10,588,000	$3,586,000
Less Tax provision not exempted	668,000	481,000
Less Tax provision exempted	1,516,000	1,469,000
Net income before minority interest	8,404,000	1,636,000
Less Minority interest in loss of subsidiary	-	-
Net income	$8,404,000	$1,636,000

18.	Operating Risk

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

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of PRC Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a PRC corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate in the PRC could be affected.

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

19.	Subsequent Events

On January 4, 2009, China Education Alliance’s subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD will own 85% equity interest, and Mr. Guang Li will own 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.   ZHLDBJ will be involved in the vocational training business, in particular, in running the “Million Managers Training Program”.

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within China Education Alliance have been detected.

Item 9B.              Other Information.

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this prospectus. All our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Xiqun Yu	41	Chairman of the board, chief executive officer, president and director
Susan Liu	44	Chief financial officer
James Hsu 1,2	56	Director
Ansheng Huang 2	62	Director
Liansheng Zhang 1,2	67	Director

1  Member of the audit committee.
2  Member of the compensation committee.

Mr. Xiqun Yu has been our chairman and chief executive officer since the organization of our subsidiaries in 2001. He has more than 17 years of experience in senior management with several Northern PRC-based enterprises. He was responsible for marketing, strategic planning and designing for many of these corporations. Mr. Yu received a degree in Business Administration from the Harbin University of Science and Technology in 1989.

Ms. Susan  Liu graduated from the An Hui Finance and Trade University in 1985 with a Bachelor of Economics with a major in Business Accounting. She also obtained a Diploma from the English Language Institute, University of British Columbia in 2001.Ms. Liu taught accounting at the Beijing No. 2 Commercial Bureau Adults College from July 1985 to July 1988. From July 1988 to April 1992, she worked at the Beijing-Olkaland Water Proof and Construction Material Company Limited as a cost accountant. She then joined Meadow Gold Investment Company Limited as a finance manager from May 1992 to June 1994. From July 1994 to January 1999, she was an investment manager/monitor with the CMG (China) Investment Management Limited and from February 1999 to February 2000, she was a financial analyst with Fortum Power and Heat Oy, Beijing Representative Office. More recently, she was the Finance Manager for Greater China for HyClone Biochemical China, Thermo-Fisher Scientific from June 2005 to November 2006, Chief Financial Officer for Hendrx Corp. from July 2007 to March 2008 and finally Chief Financial Officer for Entech Environment in April 2008. She joined us as our chief financial officer on June 2, 2008.

Mr. James Hsu has been a director since October 2007. Mr. Hsu has been the president of Global Education Initiatives, Inc., a company which develops higher education collaboration programs between the U.S., Taiwan and the PRC, since 1997. He has also been the chief executive officer of Greater New York Home Care Systems, Inc., a company which provides infusion and other health care services to patients in their homes, since 1998. He is a founder of HeritageEast, a company which promotes cultural exchange between the U.S. and the PRC, and YYnet Communications, a company which specializes in information system services. He received a B.A. in Economics from Taiwan University, M.A in Management Science from Yale University and Ph.D. in Industrial and Operations Engineering from the University of Michigan.

Mr. Ansheng Huang has been a director since October 2007. Mr. Huang has been the training director of Vocational Education Equipment Commission at the Chinese Vocational Education Association since 1996. From 1991 through 2006, Mr. Huang was the division director of technology development at the China Education Instruction and Equipment Corporation of the PRC Ministry of Education. Mr. Huang graduated from the Department of Beijing Institute of Education with a Bachelor’s Degree in Physics.

Mr. Lianzheng Zhang has been a director since October 2007. Mr. Zhang currently serves as Pluralism Director at the Heilongjiang provincial Base of Research and Experiment in Polymer Science & Technology since July 1990. Mr. Zhang has also been appointed as a People’s Representative during the 9th (1998) and 10th (2003) National People’s Congress of the PRC for his extraordinary achievement in Polymer Science and Technology. Mr. Zhang received a Bachelor’s Degree in Organic Chemistry from the Heilongjiang University and Master’s Degree in Polymer Chemistry at the Jillin University. Mr. Zhang was also a visiting scholar at the University of Bradford.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies.

Other than Mr. Xiqun Yu, all our directors qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

There are no family relationships among our directors or officers.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Our board of directors has two committees, which were formed in October 2007 - the audit committee and the compensation committee. Prior to October 2007, our entire board of directors acted as the audit and compensation committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements.

The members of the audit committee are James Hsu and Liansheng Zhang. The members of the compensation committee are James Hsu, Ansheng Huang and Liansheng Zhang.

The securities purchase agreement for the May 2007 private placement required us to have a board of directors with a majority of independent director by July 7, 2007, and to have an audit committee comprised solely of three independent directors, as defined under the rules of the Nasdaq Stock Market, and a compensation committee a majority of whose members are independent directors. Because we were in default of these requirements, we were required to pay liquidated damages to the investors at the rate of 12% per annum based on the $3.4 million purchase price. The maximum liquidated damages that we may be required to pay under this provision is $408,000. Our failure to comply with these requirements through October 15, 2007 resulted in our payment of liquidated damages totaling $77,128 or the issuance of 208,456 shares of series A preferred stock. The investors elected to take payment in stock. We currently have a majority of independent directors, but our audit committee in comprised of only two independent directors.

In November 2007, the investors agreed to waive any right to receive payment from us of any and all additional liquidated damages that are due to the investors under the securities purchase agreement and the registration rights Agreement through December 31, 2007.

Board Compensation

Our directors have not received any compensation for service in their capacity as directors except for Mr. James Hsu who received $10,000 for his contribution as director for the year ended December 31, 2008.

Limitations on Liability

Article VIII of our Bylaws limits the liability of our directors, officers and employees to the fullest extent permitted by North Carolina law. Consequently, our directors and officers may not be personally liable for monetary damages regarding their duties as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2008, save for our chief financial officer who filed one late Form 3 disclosing her shareholdings as of the date such report should have initially been filed, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to China Education Alliance and its subsidiaries in the fiscal years ended December 31, 2008 and 2007 in their capacity as such officers.  Ms. Xiqun Yu, who is one of our directors, receives  no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Summary Compensation Table*

Name and Principle Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Xiqun Yu, Chief Executive Officer and President	2008	$21,000	-	-	-	-	-	-	$21,000
	2007	$15,000	-	-	-	-	-	-	$15,000

Susan Liu, Chief Financial Officer(1)	2008	$39,374	-	-	5,326	-	-	-	$44,700

Chunqing Wang, ex-Chief Financial Officer(1)	2008	$5,171	-	-	-	-	-	-	$5,171
	2007	$3,151	-	-	-	-	-	-	$3,151

(1)	Ms. Liu joined us as our Chief Financial Officer on June 2, 2008.

* Personal benefits received by our Chief Executive Officer and President are valued below the levels which would otherwise require disclosures under the rules of the SEC.

 Outstanding Equity Awards at 2008 Fiscal Year End

There were no option exercises, but 4,998 options are outstanding as of December 31, 2008.

Employment Agreements

We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, or retirement benefits to our executive officers or directors. We had entered into a five year employment agreement with of our Chief Executive Officer and our ex-Chief Financial Officer, each of which terminate on August 9, 2009. Under the terms of the employment agreement, our Chief Executive Officer is paid $15,000 per annum and our Chief Financial Officer was paid $10,000 per annum. Pursuant to the employment agreements, the executives are also entitled to a working clothes subsidiary, insurance, medical benefits, unemployment insurance and other benefits pursuant to our standard policies.

On June 2, 2008, we appointed a new Chief Financial Officer, Susan Liu pursuant to an employment agreement dated June 2, 2008. The appointment was effective June 2, 2008. Ms. Liu’s compensation as our Chief Financial Officer is set forth in an employment agreement between Ms. Liu and us dated June 2, 2008. Under that agreement, Ms. Liu is to receive compensation consisting of the following: (i) a monthly salary of CA$6,000, (ii) an annual bonus equivalent to one month’s salary, payable in December of each year, based on the monthly salary in effect on November 30 of that year, (iii) such benefits as are available to our other employees, and (iv) options to purchase a total of 10,000 shares of our common stock, such options to vest monthly in equal installments commencing from June 2, 2008 through June 1, 2009.

As of December 31, 2008, we have no standard arrangements under which we will compensate our directors for their services provided to us. However, we may establish such arrangements in the future.

Benefit Plans

We do not have any stock option plan, stock bonus plan, profit sharing plan, or similar plans for the benefit of our executive officers, directors or employees. However, we may establish such plans in the future.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in the PRC to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Board Compensation

Our directors did not receive any compensation in their capacity as directors during the fiscal years ended December 31, 2008 and 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer  and (iv) all executive officers and directors as a group as of  March 23, 2009.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)
5% Stockholder
Guilan Feng No. 5 Zy Zhao Yang Wei Hong Shan Street Shang Gan Ling Dist. Yi Chun City Heilongjiang, PRC 150090	1,333,334		6.10%

Executive Officers and Directors
Xiqun Yu (1) 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	12,683,335	(2)	57.93%
Susan Liu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	4,998	(3)	*
James Hsu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	0		0%
Ansheng Huang 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	0		0%
Liansheng Zhang 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	0		0%
Officers and Directors as a group (five individuals)	12,688,333	(2)	57.71%

*Represents less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 23, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 23, 2009 (21,892,631), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
Mr. Yu had placed 944,445 shares of his common stock in escrow pursuant to the securities purchase agreement relating to our May 2007 private placement, subject to our meeting certain levels of pre-tax income for the year ended December 31, 2007. These shares are included in the number of shares beneficially owned by Mr. Yu. Since we have achieved the pre-tax income per share milestone set forth in the securities purchase agreement, Mr. Yu’s shares had been promptly released from escrow and returned to him.

(3)	Represents shares issuable pursuant to options which are currently exercisable. Excludes 1,666 shares of common stock underlying options not exercisable within 60 days of this report.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants , options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of  March 23, 2009. None of the persons named in the table above own any options or convertible securities.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Other Related Transactions

One of our executive officers rents, in the Company's name, two properties in Beijing, PRC on our behalf. Our executive officer leases from Beijing Yi De Zhi Bang Technology Limited office space located at Anleli Road A, 4th Floor, Building B, No. 69, Chongwen District, Beijing, PRC. The lease has a one year term, commencing on October 1, 2008 and terminating on September 30, 2009. The rent for this facility is RMB480,000 per year (approximately US$68,943).

The executive officer also leased from Mr. Chen Xu a dormitory space located at Yongwai Boulevard, Tiantian House, Building No. 3, Unit 6, Room 801, Chongwen District, Beijing, PRC. The term of this lease was three years, commencing on February 1, 2006 and terminating on January 31, 2009. The rent for this facility was RMB120,000 per year (approximately US$16,925.25).   We have ceased to rent the dormitory space.

As of December 31, 2007 we have advanced to our Chief Executive Officer, Mr. Xiqun Yu $108,536 to develop China Education Alliance. The funds were expended within the year ended December 31, 2008. As of December 31, 2008, we have made advances amounting to $80,000 to our recently acquired subsidiary, WEI. This advance was made to expand WEI's operations outside of the PRC.  In addition, the Company contributed $62,006 to a new subsidiary, Zhong He Li Da (Beijing) Management Cosultant Co., Ltd, which was established on January 4, 2009.

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

Item 14. Principal Accounting Fees and Services.

We were billed by Murrell, Hall, McIntosh & Co., PLLP, and Sherb & Co., LLP, each independent public accounting firm, for the following professional services they performed for us during the fiscal years ended December 31, 2007 and 2008 as set forth in the table below.

Name	Audit Fees	Related Fee	Tax Fees	All Other Fees

Murrell, Hall, McIntosh & Co., PLLP
December-31-07	$18,000	-	-	-

Sherb & Co., LLP
December-31-07	$60,000
December-31-08	$88,000	-	-	-

In October 2007 we established a standing audit committee. Prior that that time, our full Board of Directors performed all functions of an audit committee, including the pre-approval of the scope and cost of all audit and non-audit services before our Board of Directors engaged an accountant. With respect to the fiscal year ended December 31, 2007 and 2008, all of the services rendered to us by our independent registered public accountants prior to the establishment of our audit committee, were pre-approved by our Board of Directors, and after the establishment of our audit committee, were pre-approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1
Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.2
Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.3
Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4
Articles of Share Exchange of  China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with  China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5
Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with  China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6
ByLaws of China Education Alliance, Inc.  are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of  China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).

10.1
Stock Transaction Agreement between and among  China Education Alliance, Inc. and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of  China Education Alliance, Inc. is incorporated herein by reference to Exhibit 10.3 to  China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.2
Organization Constitution of Heilongjiang Zhonge Education Training Center dated June 15, 2005, a wholly owned subsidiary of the Company is incorporated herein by reference to Exhibit 10.4 to  China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.3
Business licenses of Harbin Zhonghelinda Educational Technology Company Limited, a wholly owned subsidiary of  China Education Alliance, Inc. is incorporated herein by reference to Exhibit 10.5 to  China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 and filed with the SEC on April 17, 2006.

10.4
Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd. is incorporated herein by reference to Exhibit 10.6 to  China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.5
Consulting Agreement with Conceptual Management Limited dated March 20, 2006 is incorporated herein by reference to Exhibit 10.8 to  China Education Alliance, Inc.’s  Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.6
Form of Secured Promissory Note dated September 29, 2006, by  China Education Alliance, Inc. is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of  China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.7
Stock Pledge Agreement dated September 29, 2006, between Xiqun Yu and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of  China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.8
Guarantee Agreement dated as of September 29, 2006, among Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si, Heilongjiang Zhonghe Education Training Center, Harbin Zhonghelida Educational Technology Company Limited, Xinqun Yu, and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of  China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.9
Investor Relations Agreement dated November 1, 2006, between  China Education Alliance, Inc.  and Taylor Rafferty Associates, Inc. is incorporated herein by reference to Exhibit 10.3 to the Form 10-QSB quarterly report of the Company for the period ended June 30, 2006.

10.10
Purchase Contract dated December 28, 2006, between Harbin Zhonghelida Education &Technology Co., Ltd. and Harbin Nangang Compass Computer Training School is incorporated herein by reference to Exhibit 10.11 to  China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007.

10.11
Securities Purchase Agreement dated as of May 8, 2007, among  China Education Alliance, Inc., Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of  China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.12	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007

10.13	3% Convertible Note issued to Eos Holdings is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.14
3% Convertible Note issued to Hua-Mei 21st Century Partners, LP is hereby incorporated herein by reference to Exhibit 99.4 to the Form 8-K of  China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.15
Registration Rights Agreement, dated May 8, 2007, among  China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.5 to the Form 8-K of  China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.16
Closing Escrow Agreement, dated May 8, 2007, among  China Education Alliance, Inc. , Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.6 to the Form 8-K of  China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.17
Letter agreement dated May 8, 2007 between  China Education Alliance, Inc. and SBI Advisors LLC, and related payment letter is hereby incorporated herein by reference to Exhibit 99.7 to the Form 8-K of  China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.18
Amendment dated as of May 23, 2007 to the Securities Purchase Agreement dated May 8, 2007, among  China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of  China Education Alliance, Inc. filed with the SEC on June 7, 2007.

10.19	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on June 7, 2007.

10.20
Closing Escrow Agreement, dated May, 2007, among  China Education Alliance, Inc. , Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of  China Education Alliance, Inc. filed with the SEC on June 7, 2007.

10.21
Letter Agreement dated November 30, 2007, among  China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is incorporated herein by reference to Exhibit 10.22 to the Form SB-2/A Registration Statement of  China Education Alliance, Inc. (File No. 333-146023) filed with the SEC on December 7, 2007.

10.22	Extracts of Office Rental Agreement dated January 28, 2006 by and between Vocational Education Organization Service Centre and Beijing Hua Yu Hui Zhong Technology Development Co., Limited.

10.23	Extracts of Dormitory Rental Agreement dated January 29, 2006 by and between Chen Xu and Xiqun Yu.

10.24	House Lease Contract dated January 29, 2006 by and between Beijing Yi De Zhi Bang Technology Limited and Beijing Huayuhuizhong Technology Development Co., Ltd.

10.25	Classroom Lease Contract by and between Harbin Songdong OA Co., Ltd and Heilongjiang Zhonghe Education Training Center.

10.26	Classroom Lease Contract by and between Harbin Songdong OA Co., Ltd and Heilongjiang Zhonghe Education Training Center.

10.27	Employment Contract between Zhonghelida Education Technology Co., Ltd and Xiqun Yu dated August 9, 2004.

10.28	Employment Contract between Zhonghelida Education Technology Co., Ltd and Chunqing Wang dated August 9, 2004.

16.1
Letter dated December 19, 2007 from Murrell, Hall, McIntosh & Co. PLLP to the SEC is incorporated herein by reference to Exhibit 16.1 to the Form 8-K of  China Education Alliance, Inc. filed with the SEC on December 19, 2007.

16.2
Letter dated December 19, 2007 from the Company to Murrell, Hall, McIntosh & Co. PLLP is incorporated herein by reference to Exhibit 16.2 to the Form 8-K of  China Education Alliance, Inc. filed with the SEC on December 19, 2007.

21.1	Subsidiaries.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: March 30, 2009	By:	/s/ Xiqun Yu
Xiqun Yu President and Chief Executive Officer

Date: March 30, 2009	By:	/s/ Susan Liu
Susan Liu Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer	March 30, 2009
Xiqun Yu	Chairman of the Board of Directors and Director (Principal Executive Officer)

/s/ Susan Liu	Chief Financial Officer	March 30, 2009
Susan Liu	(Principal Financial and Accounting Officer)

/s/ James Hsu	Director	March 30, 2009
James Hsu

/s/ Ansheng Huang	Director	March 30, 2009
Ansheng Huang

/s/ Liansheng Zhang	Director	March 30, 2009
Liansheng Zhang