Form 10-Q
period 2009-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2009-05-15
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-101167

CHINA EDUCATION ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2012361 (I.R.S. Employer Identification No.)

588 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China (Address of principal executive offices)	150090 (Zip Code)

011-86- 451-8233-5794
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2009, there are  21,892,631 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.   We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-Q describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-Q could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-Q or the date of documents incorporated by reference herein that include forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$27,634,917	$23,418,098
Advances to related parties	-	142,006
Accounts receivables	1,333,146	469,607
Prepaid expenses	2,354,536	3,437,506
Total current assets	31,322,599	27,467,217

Property and equipment, net	5,913,268	6,136,252
Intangibles and capitalized software, net	728,740	864,089
Goodwill	431,825
Advance on acquisition	233,000	932,000
Long term investment	341,946	342,357

	$38,971,378	$35,741,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$922,431	$800,692
Deferred revenues	1,142,615	1,227,806
Total current liabilities	2,065,046	2,028,498

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, of
7,597,645 and 9,397,645 issued and outstanding, respectively, aggregate liquidation preference of $2,811,129 and $3,383,152,
respectively)	3,010,144	3,010,144
Common stock ($0.001 par value, 150,000,000 shares authorized,
21,892,631 and 21,892,631, issued and outstanding,
respectively)	21,893	21,893
Additional paid-in capital	10,753,250	10,751,732
Statutory reserve	1,990,238	1,990,238
Accumulated other comprehensive income	2,649,996	2,688,080
Retained earnings	18,480,811	15,251,330
Total stockholders' equity	36,906,332	33,713,417

	$38,971,378	$35,741,915

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
Revenues
Online education revenues	$4,829,488	$2,648,114
Training center revenues	2,547,099	983,632
Advertising revenues	827,492	438,671
Total revenue	8,204,079	4,070,417

Cost of Goods Sold
Online education costs	1,199,107	386,872
Training center costs	864,650	399,590
Advertising costs	55,139	38,170
Total cost of goods sold	2,118,896	824,632

Gross Profit
Online education gross profit	3,630,381	2,261,242
Training center gross profit	1,682,449	584,042
Advertising gross profit	772,353	400,501
Total gross profit	6,085,183	3,245,785

Operating Expenses
Selling expenses	2,210,688	1,197,335
Administrative	254,751	307,362
Depreciation and amortization	245,453	197,658
Total operating expenses	2,710,892	1,702,355

Other Income (Expense)
Other Income	-	521,829
Interest income	22,756	24,908
Investment loss	(411)	-
Total other income (expense)	22,345	546,737

Net Income Before Provision for Income Tax	3,396,636	2,090,167

Provision For Income Taxes	167,155	176,244

Net Income	$3,229,481	$1,913,923

Basic Earnings Per Share	$0.15	$0.09

Basic Weighted Average Shares Outstanding	21,892,631	20,898,901

Diluted Earnings Per Share	$0.13	$0.08

Diluted Weighted Average Shares Outstanding	24,425,179	24,861,752

The Components of Other Comprehensive Income
Net Income	$3,229,481	$1,913,923
Foreign currency translation adjustment	(38,084)	839,971

Comprehensive Income	$3,191,397	$2,753,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net Income	$3,229,481	$1,913,923
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	287,338	304,081
Stock based compensation	1,518	-
Loss on equity investment	411	-
Net change in assets and liabilities
Account receivables	(862,796)	-
Prepaid expenses and other	1,088,961	508,985
Advances to related parties	162,894	108,536
Accounts payable and accrued liabilities	121,739	(16,239)
Deferred revenue	(85,191)	(122,168)
Net cash provided by operating activities	3,944,355	2,697,118

Cash flows from investing activities
Purchases of fixed assets	82,584	(249,653)
Cash of WEI on date of acquisition	227,964	-
Net Cash provided by (used in) investing activities	310,548	(249,653)

Cash flows from financing activities
Warrants exercised	-	2,667,559
Net Cash Provided by Financing Activity	-	2,667,559
Effect of exchange rate on cash	(38,084)	839,971

Net increase in cash	4,216,819	5,954,995

Cash and cash equivalents at beginning of period	23,418,098	11,778,954

Cash and cash equivalents at end of period	$27,634,917	$17,733,949

Supplemental disclosure of cash flow information:
Taxes Paid	$-	$94,737

Non-cash investing and financing activities
Conversion of preferred stock to common	$-	$667,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. The 30% interest in BHYHZ that the Company transferred to The Vocational Education Guidance Center of China for no consideration was treated as an intangible asset. The minority ownership interest shares of operating losses of BHYHZ are being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for their BHYHZ subsidiary for the three months ended March 31, 2009 was $45,750.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of March 31, 2009 is $341,946.

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

On January 4, 2009, China Education Alliance’s subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD own 85% equity interest, and Mr. Guang Li own 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.   ZHLDBJ will be involved in the vocational training business, in particular, in running the “Million Managers Training Program”. The minority ownership portion of ZHLDBJ operating losses, are being absorbed by the Company, as the management of the Company can not predict the financial ability of the minority shareholder to provide for such losses.

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

The PRC component of the WEI Acquisition has not been fully completed as of March 31, 2009. Due to PRC pending regulatory approval, the schools as of March 31, 2009 have not been included with the WEI Acquisition. If government approval for the acquisition of the schools is approved, the Company will include the schools as part of their WEI operations. In accordance with the WEI Acquisition, WEI established a WFOE (“wholly foreign owned enterprise”), Beijing Wei Shi Yi Tong Education Technology Co., Inc. (BJWSYT), in Beijing, PRC on December 23, 2008, whereby the WFPE shall operate as the headquarters of WEI’s educational operations in the PRC. WEI contributed US$ 100,000 towards the registered capital of BJWSYT, amounting to a total registered capital of US$100,000. In return for its contribution, WEI now owns 100% equity interest in BJWSYT, which will be involved in the English language training business, in particular, in running the World Exchanges College of Language in the People’s Republic of China. As a result of the WEI Acquisition, WEI is a 70% owned subsidiary of the Company. The Company will absorb any losses attributable to the minority interest, or the Vendor, as the minority interest has no basis in WEI. Included as part of the WEI Acquisition, is the acquisition of five English language schools in various parts of the PRC. As of March 31, 2009 the acquisition of the Xiamen Siming District Weishi English Training School and Private Qingdao Weishi Education Training School, have not been fully completed with regards to their title under PRC regulations.  The acquisition of these two schools transaction has remained classified as an Advance on acquisition as of March 31, 2009. The acquisition of the following three schools, as another part of the WEI Acquisition has occurred as of March 31, 2009, is as follows: Beijing Weishi Success Education Technology Co., Ltd, Beijing World Exchanges English College, and Yantai WECL English College.

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

These consolidated financial statements for interim periods are unaudited.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 30, 2009.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of March 31, 2009. The Company’s cash at their US bank is in excess of statutorily insured limits as of March 31, 2009.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at March 31, 2009 and December 31, 2008.

Intangibles and Capitalized Software- Intangibles and capitalized software consist of franchise rights on educational products ,software and the transfer of minority interest in BHYHZ subsidiary for no consideration, that are amortized over the lives of the rights agreements, or their respective useful lives, which is five years ..

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the three months ended March 31, 2009 and December 31, 2008.

Goodwill - As of March 31, 2009, the Company has determined that the WEI Acquisition resulted in goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets “, goodwill is not being amortized

The Company will review goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing will be based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that goodwill is impaired, the Company will adjust the carrying value of goodwill in the period in which the impairment occurs.

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on our websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of March 31, 2009 and December 31, 2008 was $1,333,146 and $469,607, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At March 31, 2009 and December 31, 2008, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable for the three months ended March 31, 2009 and December 31, 2008.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of March 31, 2009 and December 31, 2008 was $1,142,615 and $1,227,806 respectively.

Advertising - The Company expenses advertising costs for television spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three months ended March 31, 2009 and 2008 were $311,693 and $143,617, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to indefinitely invest these earnings in foreign operations. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three months ended March 31, 2009 and 2008 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended and ending December 31, 2007, 2008 and 2009.  ZHLD income taxes for the March 31, 2009 quarter and the March 31, 2008quarter reflect income taxes at 50% of the applicable tax rate of 15%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no deferred tax assets or liabilities as of March 31, 2009 and December 31, 2008. In addition, the Company has not recorded a deferred tax expense for the three months ended March 31, 2009 and 2008.

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

Software companies are eligible for a 14% VAT tax refund under PRC tax policy. The Company applied for and received VAT refunds of $0 during the three months ended March 31, 2009.

Related party - A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence.

All advances to related parties are non- interest bearing and due upon demand. From time to time the Company advances monies to certain related parties. All advances to related parties are non-interest bearing and due upon demand. As of March 31, 2009 and December 31, 2008 there is $0 and $142,006 advanced to related parties. The monies advanced as of December 31, 2008 consist of $80,000 advanced to a party of the Company’s WEI subsidiary that had not been acquired as of December 31, 2008 and the Company advanced $62,006 to a party of ZHLDBJ prior to its formation on January 4, 2009. Subsequent to December 31, 2008 in the quarter ended March 31, 2009 both these related party advances became inter-company loans receivables and eliminated in the consolidation of the Company subsequent to the purchase and establishment of these subsidiaries.

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

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of March 31, 2009 and December 31, 2008 because of the relatively short-term maturity of these instruments.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99 – Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether another-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

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

The Company is operating in People’s Republic of China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

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

For the three months ended March 31, 2009 and December 31, 2008, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2009	2008
Cash on Hand -- China	$8,784	$417
Bank Deposits -- China	27,054,499	22,705,067
Bank Deposits -- US	571,634	712,614
	$27,634,917	$23,418,098

6. Account Receivables

Account Receivables are all unsecured and due upon demand:

	March 31,	December 31,
	2009	2008
Mobi Advertising	1,295,650	467,450
Agents in Inner Mogolia	29,216	-
Others	8,280	2,157
	$1,333,146	$469,607

The Mobi advertising is an agent for the company’s on-line advertising business with six-month receivable period subsequent to the sale of advertising.  In addition, to develop business in new areas, the Company delivered pre-debit cards to agents in Beijing, Inner Mongolia and other areas with 6 months receivables’ period.

7.	Prepaid Expenses

Prepaid Expenses consist of the following:

	March 31,	December 31,
	2009	2008
Prepaid rent	$276,099	$312,343
Prepaid teachers and online material	292,674	456,137
Prepaid services and professional fees	41,633	66,529
Prepaid outdoor advertising	1,698,414	1,939,736
Prepaid printing fee	-	633,188
Prepaid to WEI	20,888	-
Other prepaid expenses	24,828	29,573
	$2,354,536	$3,437,506

8.	Property and Equipment

Property and Equipment consist of the following:

	March 31,	December 31,
	2009	2008
Buildings	$3,567,302	$3,562,826
Transportation vehicles	191,668	191,427
Communication equipment and software	3,180,330	3,176,340
Furniture and fixtures	1,485,350	1,567,032
	8,424,650	8,497,625
Less: Accumulated Depreciation	(2,511,382)	(2,361,373)
Property and Equipment, Net	$5,913,268	$6,136,252

For the three months ended March 31, 2009 and 2008, depreciation expenses totaled $150,009 and $ 208,512, respectively. Allocated in the three months ended March 31, 2009 and 2008 depreciation expenses totaling $64,988 and $65,937, respectively were included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of March 31, 2009 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

In the PRC, land use rights, are the legal rights for an entity to use lands for a fixed period of time. The PRC adopts dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”).

9.	Intangibles and Capitalized Software

Intangibles and capitalized software of the Company consist of franchise rights, software and the transfer of minority interest in the BHYHZ subsidiary for no consideration.

Franchise Rights

The franchise rights owned by the Company consist of the following:

•	The ACCP training course is an authority for training software engineers under authorized training procedures with authorized textbooks.

•	The BENET training course is an authority for training internet engineers under authorized training procedures with authorized textbooks.

Capitalized Software

The Capitalized software of the Company consists of the following:.

•	The Usage rights for job seekers is software to help university students to search jobs, post their resumes, and communicate with potential employers.

•	The Usage right for learners is software to help elementary and secondary students to do assignments, test papers, and get instructions from teachers.

BHYHZ intangible

In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit, a quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as an intangible asset, related to their customer base, that is being amortized over four years. At March 31, 2009, the intangible asset relating to this transaction was $30,041 net of amortization of $13,655. The minority ownership interest share of operating losses of BHYHZ is being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the three months ended March 31, 2009 was $45,750.

Intangibles and capitalized software consist of the following:

	March 31,	December 31,
	2009	2008
ACCP training course	$788,828	$787,838
BENET training course	58,432	58,358
Usage rights -- Job Seekers	438,238	437,688
Usage rights--Learner	292,158	291,792
Minority interest in BHYHZ subsidiary	43,696	43,696
	1,621,352	1,619,372
Less: accumulated amortization	(892,612)	(755,283)
	$728,740	$864,089

For the three months ended March 31, 2009 and 2008, amortization expenses totaled $137,329 and $92,838 respectively, and is recorded in operating expenses.

Future amortization of intangible assets is as follows:

Year Ended December 31,
2009	$578,060
2010	260,989
2011	242,790
2012	78,726
$1,160,565

10.	Goodwill

On April 27, 2008 entered into the WEI Acquisition to ultimately acquire schools in the PRC that provide English training programs. The WEI Acquisition was not completed as of December 31, 2008. In the quarter ended March 31, 2008, the Company partially completed the WEI acquisition, whereby they completed under applicable PRC regulations the acquisition of three of the five schools to be purchased under the WEI Acquisition. The completion of this portion of the WEI Acquisition, in the quarter ended March 31, 2008, resulted in the Company’s recognition of goodwill of $431,825. The purchase price allocated to these three schools was $699,000. The purchase price was a reduction of advance on acquisition that was recorded for $932,000 as of December 31, 2008 for the anticipation closing for the entire WEI Acquisition. The following is an allocation of the purchase price and the assets acquired for the three schools:

Purchase price	$699,000
Fair value of assets acquired	(267,175)
Excess of purchase price over fair value of assets acquired allocated to goodwill	431,825

11.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of March 31, 2009 and December 31, 2008, the Company had deferred revenue of $1,142,615 and $1,227,806, respectively.

12.	Stockholders’ Equity

The Company did not record any equity transactions during the three months ended March 31, 2009.

13.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended March 31, 2009 and 2008, dilutive shares include 2,532,548 and 3,113,449 shares attributable to convertible preferred stock, respectively.

The following reconciles the components of the EPS computation

	Three months ended March 31,
	2009	2008
Net income available to common shareholders	$3,229,481	$1,913,923

Weighted average shares outstanding - basic	21,892,631	20,898,901
Effect of dilutive securities	2,532,548	3,962,851
Weighted average shares outstanding - diluted	24,425,179	24,861,752

Earnings per share - basic	$0.15	$0.09
Earnings per share - diluted	$0.13	$0.08

14.	Commitments and Contingencies

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued for any losses as of March 31, 2009 and December 31, 2008.

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

The fair value of the above granted option was estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 2.17%, a weighted expected life of 0.75 year, a dividend rate of 0.0%, and a weighted expected volatility of 86.53%. The Company recorded $1,518 in compensation expenses, net of related tax effects, related to this option grant for the quarter ended March 31, 2008.

15.	Warrants

		Weighted
	Shares	average
	underlying	Exercise
	warrants	Price
Outstanding as of December 31, 2007	5,130,210	2.03

Granted	-	-
Exercised	(1,482,801)	1.8
Expired or cancelled	-	-
Outstanding as of December 31, 2008	3,647,409	$2.12

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding as of March 31, 2009	3,647,409	2.12

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2009.

		Weighted
	Outstanding	Average
Exercise	December 31,	Remaining	Number
Price	2008	Life in Years	exercisable
$1.29	50,000	0.65	50,000
$1.50	413,156	2.91	413,156
$1.89	100,000	1.34	100,000
$2.07	2,055,516	3.10	2,055,516
$2.25	83,333	1.09	83,333
$2.40	681,035	3.10	681,035
$3.00	264,369	3.10	264,369
	3,647,409	2.95	3,647,409

16.	Operating Risk

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

Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those discussed from time to time in this report, as well as and any risks described in the “risk factors” section of our Registration Statement filed with the U.S. Securities and Exchange Commission on Form S-1 (file no. 333-146023) and any other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the People’s Republic of China, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. At March 31, 2009, we had no accounts receivable.

Our prepaid expenses account for a significant portion of our current assets - $2,354,536 or 7.52% of current assets at March 31, 2009. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, outdoor advertising and prepaid rent. At March 31, 2009, prepayments to teachers for online materials totaled $292,674, prepayment of rent expense totaled $276,099, prepayments for outdoor advertising totaled $1,698,414, prepaid services and professional fees totaled $41,633, prepaid to WEI totaled $20,888, and other prepaid expenses were $24,828. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and both revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. This business segment generates a relatively high gross margin, which was 75.2% for the three months ended March 31, 2009. The gross margin is affected by the payments we have to make to teachers for the materials. In our training center business segment, the principal components of cost of sales are faculty and the amortization of intangible assets. This business segment generates a lower gross margin than the online education business segment, which was 66.1% for the three months ended March 31, 2009. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

WEI established a WFOE (“wholly foreign owned enterprise”), Beijing Wei Shi Yi Tong Education Technology Co., Inc (BJWSYT)., in Beijing, PRC on December 23, 2008, whereby the WFOE operates as the headquarters of WEI’s educational operations in the PRC. WEI contributed US$ 100,000 towards the registered capital of BJWSYT, amounting to a total registered capital of US$100,000. In return for its contribution, WEI now owns 100% equity interest in BJWSYT. BJWSYT is involved in the English language training business, in particular, in running the World Exchanges College of Language in the People’s Republic of China.

We will have a share of the revenue from the English language training courses at the five English schools and other revenue will come from their part-time, language training program, test preparation program as well as overseas study and consulting services for students.

On April 18, 2008, the Company’s wholly-owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”) entered into an agreement to contribute RMB3, 000,000 (approximately, $430,000) for a 49.02% equity interest of Harbin New Discovery Media Co (HNDM), which provides domestic advertising, press releasing, and agency service, software services, and business services nationwide.

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

On January 4, 2009, China Education Alliance’s subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD owns 85% equity interest, and Mr. Guang Li owns 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.   ZHLDBJ is involved in the vocational training business, in particular, in running the “Million Managers Training Program”.

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

Franchise rights, which we acquired from third parties, are amortized over the lives of the rights agreements, which is five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended March 31, 2009.

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

We have granted a stock option ”C” to our CFO, Ms. Susan Liu, to purchase a total of 10,000 shares of common stock of the company, such options to vest monthly in equal installments commencing from June 2, 2008 through June 1, 2009. We do not have any stock option or other equity-based incentive plans for our other officers, directors or key employees. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99 – Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2009 and 2008

The following table sets forth information from our statements of operations for the three months ended March 31, 2009 and 2008:

	(Dollars)
	Three months Ended March 31,
	2009		2008

Revenue	$8,204,079	100.0%	$4,070,417	100.0%
Cost of sales	2,118,896	25.8%	824,632	20.3%
Gross profit	6,085,183	74.2%	3,245,785	79.7%
Income from operations	3,374,291	41.1%	1,543,430	37.9%
Interest expense	-	0.0%	-	0.0%
Other income	22,756	0.3%	521,829	12.8%
Income before income taxes	3,396,636	41.4%	2,090,167	51.4%
Provision for income taxes	167,155	2.0%	176,244	4.3%
Income before minority interest	3,229,481	39.4%	1,913,923	47.0%
Net income	3,229,481	39.4%	1,913,923	47.0%

The following table sets forth information as to the gross margin for our three lines of business for the three months ended March 31, 2009 and 2008.

	(Dollars)
	Three months Ended March 31,
	2009	2008
Online Education:
Revenue	$4,829,488	$2,648,114
Cost of sales	1,199,107	386,872
Gross profit	3,630,381	2,261,242
Gross margin	75.2%	85.4%
Training center:
Revenue	2,547,099	983,632
Cost of sales	864,650	399,590
Gross profit	1,682,449	584,042
Gross margin	66.1%	59.4%
Advertising:
Revenue	827,492	438,671
Cost of sales	55,139	38,170
Gross profit	772,353	400,501
Gross margin	93.3%	91.3%

Three Months Ended March 31, 2009 and 2008

Revenue for the three months ended March 31, 2009 (the “March 31, 2009 quarter”) increased by $4,133,662, or 101.6%, to $8,204,079 compared to $4,070,417 for the three months ended March 31, 2008 (the “March 31, 2008 quarter”). The increase in revenue reflects an increase of $2,181,374 from the online education division, an increase of $1,563,467 for the training center, and an increase of $388,821 from the advertising.   During 2008 and 2009, we added several new programs for vocational studies and certification programs, which provided new sources of income for our online education business.

Our overall cost of sales increased by $1,294,264 to $2,118,896 in the March 31, 2009 quarter, as compared to $824,632 in the March 31, 2008 quarter. The increase in cost of sales reflects $812,235 increase in our cost of sales for the online education division for the March 31, 2009 quarter, an increase of $465,060 from our training center division, and an increase of $16,969 for the advertising division. The online training division gross margin decreased to 75.2% in the March 31, 2009 quarter from 85.4% in the March 31, 2008 quarter due to the fact that online costs are somewhat fixed and margins increase with volume. The online training division gross margin decreased to 75.2% in March 31, 2009 quarter from 85.4% in the March 31, 2008 quarter due to the fact that online costs are somewhat fixed and margins increase with volume. During the quarter ended March 31, 2009 the fixed online cost increased from the prior quarter ended March 31, 2008, resulting in an overall decrease in gross profit for the online training division. In the training center division, gross margin increased to 66.1% in the March 31, 2009 quarter from 59.4% in the March 31, 2008 quarter due to less amortization of training center related intangible assets and decreased payments to lecturers.  In the advertising division, gross margin increased to 93.3% in the March 31, 2009 quarter from 91.3% in the March 31, 2008 quarter due to increased revenue with no substantial corresponding costs associated with the increase.

Selling expenses increased by $1,013,353 or 84.6% to $2,210,688 in the March 31, 2009 quarter from $1,197,335 in the March 31, 2008 quarter. Until the middle of 2008, we did not expend much effort in marketing our services and products, which is reflected in the modest selling expenses in the March 2008 quarter. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative expenses decreased by $52,611 or 17.1%, to $254,751 in the March 31, 2009 quarter as compared to $307,362 in the March 31, 2008 quarter. The decrease is due primarily to a decrease in salaries and decrease in travel and telephone expense.

Depreciation and amortization increased by $47,795, or 24.2%, to $245,453 in the March 31, 2009 quarter, as compared to $197,658, in the March 31, 2008 quarter. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006 and, under the present law, we benefited from a 50% tax holiday for 2007 and will benefit from a 50% tax holiday for 2008 and 2009. As a result our income taxes for the March 31, 2009 quarter and the March 31, 2008 quarter reflect income taxes at 50% of the applicable tax rate of 15%.

As a result of the foregoing, we had net income of $3,229,481, or $.15 per share for basic and $.13 for diluted, for the March 2009 quarter, as compared with net income of $1,913,923, or $.09 per share for basic and $.08 for diluted, for the March 2008 quarter.

Liquidity and Capital Resources

Our current assets primarily consist of cash and prepaid expenses. We do not have inventory or accounts receivable, and our other receivables are not significant. Our prepaid expenses are primarily advance payments made to teachers for on-line materials and prepaid rent.

At March 31, 2009, we had cash and cash equivalents of $27,634,917, an increase of $4,216,819 or 18.0%, from $23,418,098 at December 31, 2008. This increase reflected the net income generated by our business during the three months ended March 31, 2009.

Our net cash provided by operating activities was $3,944,355 for the three months ended March 31, 2009, an increase of $1,247,237 or 46.2% from $2,697,118 for the same period in 2008. This increase was mainly due to an increase in net income of $1,315,558 along with non-cash charges related to decrease of depreciation and amortization of $16,743, a decrease in deferred revenue of $36,977, an increase in account receivables of $862,796, an increase in prepaid expenses of $579,976 and an increase in accounts payable and accrued liabilities of $137,978 as compared to the three months ended March 31, 2008.

As of March 31, 2009, we had working capital of $29,257,553, an increase of $3,818,834 from working capital of $25,438,719 at December 31, 2008. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of March 31, 2009, were $922,431, an increase of $121,739, or 15.2%, from $800,692 at December 31, 2008, resulting from the increased level of cash during the quarter.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: May 15, 2009	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2009	/s/ Susan Liu
Susan Liu
Chief Financial Officer (Principal Financial and Accounting Officer)