Form 10-Q
period 2009-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2009-08-11
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-101167

CHINA EDUCATION ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

588 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China	150090
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 10, 2009, there are 23,083,796 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$31,508,995	$23,418,098
Advances to related parties	-	142,006
Accounts receivables	1,099,072	469,607
Prepaid expenses	2,157,767	3,437,506
Total current assets	34,765,834	27,467,217

Property and equipment, net	6,104,710	6,136,252
Intangibles and capitalized software, net	592,412	864,089
Goodwill	431,825	-
Advance on acquisition	233,000	932,000
Long term investment	338,268	342,357

	$42,466,049	$35,741,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,048,033	$800,692
Deferred revenues	1,041,297	1,227,806
Advances from related parties	52,414	-
Total current liabilities	2,141,744	2,028,498

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 7,252,143 and 7,597,645 issued and outstanding, respectively, aggregate liquidation preference of $2,683,293 and $2,811,129, respectively)	2,885,144	3,010,144
Common stock ($0.001 par value, 150,000,000 shares authorized, 22,059,626 and 21,892,631, issued and outstanding, respectively)	22,060	21,893
Additional paid-in capital	11,208,821	10,751,732
Statutory reserve	1,990,238	1,990,238
Accumulated other comprehensive income	2,501,359	2,688,080
Retained earnings	21,716,683	15,251,330
Total stockholders' equity	40,324,305	33,713,417

	$42,466,049	$35,741,915

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues
Online education revenues	$5,470,628	$3,272,441	$10,300,116	$5,920,555
Training center revenues	2,007,947	604,752	4,555,046	1,588,384
Advertising revenues	639,798	581,501	1,467,290	1,020,172
Total revenue	8,118,373	4,458,694	16,322,452	8,529,111

Cost of Goods Sold
Online education costs	1,034,312	435,408	2,233,419	822,280
Training center costs	501,789	254,867	1,366,439	654,457
Advertising costs	69,775	47,417	124,914	85,587
Total cost of goods sold	1,605,876	737,692	3,724,772	1,562,324

Gross Profit
Online education gross profit	4,436,316	2,837,033	8,066,697	5,098,275
Training center gross profit	1,506,158	349,885	3,188,607	933,927
Advertising gross profit	570,023	534,084	1,342,376	934,585
Total gross profit	6,512,497	3,721,002	12,597,680	6,966,787

Operating Expenses
Selling expenses	1,906,494	1,415,683	4,117,182	2,613,018
Administrative	639,361	318,543	894,112	625,905
Depreciation and amortization	244,898	218,173	490,351	415,831
Total operating expenses	2,790,753	1,952,399	5,501,645	3,654,754

Other Income
Other Income	-	6,668	-	528,497
Interest income	25,783	31,528	48,539	56,436
Investment loss	(3,678)	(21,842)	(4,089)	(21,842)
Total other income	22,105	16,354	44,450	563,091

Net Income Before Provision for Income Tax	3,743,849	1,784,957	7,140,485	3,875,124

Provision For Income Taxes	507,977	128,964	675,132	305,208

Net Income	$3,235,872	$1,655,993	$6,465,353	$3,569,916

Basic Earnings Per Share	$0.15	$0.08	$0.29	$0.17

Basic Weighted Average Shares Outstanding	21,930,272	21,202,359	21,930,272	21,202,359

Diluted Earnings Per Share	$0.13	$0.07	$0.26	$0.14

Diluted Weighted Average Shares Outstanding	25,085,474	24,818,668	24,459,405	24,818,668

The Components of Other Comprehensive Income
Net Income	$3,235,872	$1,655,993	$6,465,353	$3,569,916
Foreign currency translation adjustment	(148,642)	55,303	(186,726)	1,331,841

Comprehensive Income	$3,087,230	$1,711,296	$6,278,627	$4,901,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net Income	$6,465,353	$3,569,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	663,830	673,059
Stock based compensation	332,256	-
Loss on equity investment	4,089	-

Net change in assets and liabilities
Account receivables	(626,926)	(477,094)
Prepaid expenses and other	1,285,913	484,128
Advances to related parties	162,894	108,536
Accounts payable and accrued liabilities	247,341	33,786
Deferred revenue	(186,509)	52,772
Advances from related parties	52,414	-
Net cash provided by operating activities	8,400,655	4,445,103

Cash flows from investing activities
Purchases of fixed assets	(348,837)	(409,378)
Cash of WEI on date of acquisition	227,964	-
Long-term investment	-	(436,567)
Net Cash used in investing activities	(120,873)	(845,945)

Cash flows from financing activities
Warrants exercised	-	2,667,559
Net Cash Provided by Financing Activity	-	2,667,559

Effect of exchange rate on cash	(188,885)	1,331,841

Net increase in cash	8,090,897	7,598,558

Cash and cash equivalents at beginning of period	23,418,098	11,778,954

Cash and cash equivalents at end of period	$31,508,995	$19,377,514

Supplemental disclosure of cash flow information:
Value of equity granted and issued	$332,257	$94,737

Non-cash investing and financing activities
Conversion of preferred stock to common	$125,000	$667,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. The 30% interest in BHYHZ that the Company transferred to The Vocational Education Guidance Center of China for no consideration was treated as an intangible asset. The minority ownership interest shares of operating losses of BHYHZ are being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for their BHYHZ subsidiary for the three and six months ended June 30, 2009 and 2008 were $31,367 and $23,115, $77,017 and $73,096 respectively.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of June 30, 2009 is $338,268.

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

On January 4, 2009, China Education Alliance’s subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD owns 85% equity interest, and Mr. Guang Li owns 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.   ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, clients and suppliers. The minority ownership portion of ZHLDBJ operating losses, are being absorbed by the Company, as the management of the Company can not predict the financial ability of the minority shareholder to provide for such losses.

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

The PRC component of the WEI Acquisition has not been fully completed as of June 30, 2009. WEI owns and operates five English Institution schools in the PRC.  Due to PRC pending regulatory approval, two of the schools as of June 30, 2009 have not been included with the WEI Acquisition. If government approval for the acquisition of the schools is approved, the Company will include the schools as part of their WEI operations. In accordance with the WEI Acquisition, WEI established a WFOE (“wholly foreign owned enterprise”), Beijing Wei Shi Yi Tong Education Technology Co., Inc. (BJWSYT), in Beijing, the PRC on December 23, 2008, whereby the WFOE shall operate as the headquarters of WEI’s educational operations in the PRC. WEI contributed US$ 100,000 towards the registered capital of BJWSYT, amounting to a total registered capital of US$100,000. In return for its contribution, WEI now owns 100% equity interest in BJWSYT, which will be involved in the English language training business, in particular, in running the World Exchanges College of Language in the People’s Republic of China. As a result of the WEI Acquisition, WEI is a 70% owned subsidiary of the Company. The Company will absorb any losses attributable to the minority interest, or the Vendor, as the minority interest has no basis in WEI. Included as part of the WEI Acquisition, is the acquisition of five English language schools in various parts of the PRC. As of June 30, 2009 the acquisition of the remaining two schools, the Xiamen Siming District Weishi English Training School and the Private Qingdao Weishi Education Training School, have not been fully completed with regards to their title under PRC regulations.  The acquisition of these two schools transaction has remained classified as an Advance on acquisition as of June 30, 2009. The acquisition of the following three schools, as a part of the WEI Acquisition has occurred as of June 30, 2009, is as follows: Beijing Weishi Success Education Technology Co., Ltd, Beijing World Exchanges English College, and Yantai WECL English College.

For the quarter ended June 30, 2009, management of the Yantai WECL English College (“Yantai”) willfully refused to provide their financial statements to the Company.  The Company is now exploring its options against Yantai to enforce its rights to obtain these financial statements.   In the meantime,
the results of operations of Yantai have not been reflected for the three months ended June 30, 2009. The results of operations for the six months ended June 30, 2009 reflect the results of Yantai for the period from successfully completing the Yantai acquisition under applicable PRC business regulations through March 31, 2009. Management believes that results of Yantai for the three months ended June 30, 2009 are immaterial, based on their knowledge of Yantai and based on the results of Yantai for the three months ended March 31, 2009. The financial results of WEI reflected for the three months ended March 31, 2009 reflected a net loss of $73,575, of which Yantai contributed a net loss of $1,811 for the period then ended. For the three ended June 30, 2009 WEI had a net loss of $112,009, not inclusive of results from Yantai. For the six months ended June 30, 2009 WEI had a net loss of $185,584, not inclusive of operating results of Yantai for the three months ended June 30, 2009.

WEI through BJWSYT will operate five schools in the PRC; two schools in Beijing, and one school in Yantai, Xiamen and Qingdao. These schools are either fully owned or controlled by WEI. The following is a list of the schools and their related percentage of ownership by WEI:

Percentage of
School Name	Ownership by WEI
Beijing Weishi Success Education Technology Co., Ltd.,	100%
Beijing World Exchanges English College	65%
Yantai WECL English College	55%
Xiamen Siming District Weishi English Training School	51%
Private Qingdao Weishi Education Training School	55%

The Company operates in one business segment, that of education, in which it operates in two revenue areas of online education and education training centers. With the Company’s equity investment in New Discovery the Company is now invested in the business of publishing and circulating “Scientific Discovery”, a scientific information newspaper, also with a focus on education.

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

These consolidated financial statements for interim periods are unaudited.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated interim financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 30, 2009.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of June 30, 2009. The Company’s cash at their US bank is in excess of statutorily insured limits as of June 30, 2009.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2009 and December 31, 2008.

Intangibles and Capitalized Software- Intangibles and capitalized software consist of franchise rights on educational products, software and the transfer of minority interest in BHYHZ subsidiary for no consideration, that are amortized over the lives of the rights agreements, or their respective operational useful lives, which is five years.

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the three and six months ended June 30, 2009.

Goodwill - As of June 30, 2009, the Company has determined that the WEI Acquisition resulted in goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not being amortized.

The Company will review goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing will be based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value, to the extent that goodwill is impaired, the Company will adjust the carrying value of goodwill in the period in which the impairment occurs.

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

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are recorded in Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the respective reporting period.

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

Tuition from courses is recognized ratably over the period that fees are earned, typically the life of the course. The Company offer credits to students if they should withdraw, or be unable to complete their required courses. Historically the issuances of credits have not been high with regards to tuition fees. The Company offers cash refunds on a limited basis based on individual circumstances.

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on our websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of June 30, 2009 and December 31, 2008 was $1,099,072 and $469,607, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2009 and December 31, 2008, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable for the three and six months ended June 30, 2009.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of June 30, 2009 and December 31, 2008 was $1,041,297 and $1,227,806, respectively.

Advertising - The Company expenses advertising costs for television spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three and six months ended June 30, 2009 and 2008 were $211,939 and $49,794, $523,632 and $193,411, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and six months ended June 30, 2009 and 2008 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended and ending December 31, 2007, 2008 and 2009.  ZHLD income taxes for the three and six months ended June 30, 2009 and 2008 reflect income taxes at 50% of the applicable tax rate of 15%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no deferred tax assets or liabilities as of June 30, 2009 and December 31, 2008. In addition, the Company has not recorded a deferred tax expense for the three and six months ended June 30, 2009 and 2008.

Value added tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax (VAT) promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, VAT is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year.

Software companies are eligible for a 14% VAT tax refund under PRC tax policy. The Company applied for and received VAT refunds of $0 during the three and six months ended June 30, 2009.

Related party - A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence.

All advances to related parties are non-interest bearing and due upon demand. From time to time the Company advances monies to certain related parties. All advances to related parties are non-interest bearing and due upon demand. As of June 30, 2009 and December 31, 2008 there is $0 and $142,006 advanced to related parties. The monies advanced as of December 31, 2008 consisted of $80,000 advanced to a party of the Company’s WEI subsidiary that had not been acquired as of December 31, 2008 and the Company advanced $62,006 to a party of ZHLDBJ prior to its formation on January 4, 2009. Subsequent to December 31, 2008 in the six months ended June 30, 2009 both these related party advances became inter-company loans receivables and eliminated in the consolidation of the Company subsequent to the purchase and establishment of these subsidiaries.

Stock based compensation - The Company records compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB No. 123( R): Share-Based Payment (“SFAS No. 123( R)”) as interpreted by SEC Staff Accounting Bulletin No. 107. As required by SFAS no. 123 ( R), the Company records the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.  The Company accounts for non-employee stock transactions in accordance with SFAS No. 123(R) and EITF 96-18

Fair value of financial instruments - The Company has adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2009.

Cash and cash equivalents of approximately $31,508,995, include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of June 30, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition to SFAS 157 as noted above, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was effective for the three and six months ended June 30, 2008 and 2009. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly  , or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2,  Recognition  and Presentation of Other-Than-Temporary Impairments , or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1,  Interim Disclosures about Fair Value of Financial Instruments  , or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to  normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009.  We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010.  We are currently evaluating the requirements of SFAS 167 and the impact of adoption on our consolidated financial statements, if any.

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification  , or FASB ASC.  The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured. The Company sells its products to students who purchase debit cards which can be used to download the Company’s products. Since the Company is paid in advance, it has no receivables and no significant credit risk with regards to their online education training center revenue.

For the three and six months ended June 30, 2009 and 2008, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30,	December 31,
	2009	2008

Cash on Hand — China	$21,327	$417
Bank Deposits — China	30,965,999	22,705,067
Bank Deposits — US	521,669	712,614
	$31,508,995	$23,418,098

6.	Account Receivables

Account Receivables are all unsecured and due upon demand:

	June 30,	December 31,
	2009	2008
Mobi Advertising	1,054,523	467,450
Agents in the PRC	38,862	-
Others	5,687	2,157
	$1,099,072	$469,607

The Mobi advertising is an agent for the company’s on-line advertising business with six-month receivable period subsequent to the sale of advertising.  In addition, to develop business in new areas, the Company delivered prepaid-debit cards to agents in Beijing, Inner Mongolia and other areas with 6 months trade receivables terms.

7.	Prepaid Expenses

Prepaid Expenses consist of the following:

	June 30,	December 31,
	2009	2008

Prepaid rent	$209,979	$312,343
Prepaid teachers and online material	344,978	456,137
Prepaid services and professional fees	18,116	66,529
Prepaid outdoor advertising	1,554,465	1,939,736
Prepaid printing fee	-	633,188
Prepaid to WEI	20,948	-
Other prepaid expenses	9,281	29,573
	$2,157,767	$3,437,506

8.	Property and Equipment

Property and Equipment consist of the following:

	June 30,	December 31,
	2009	2008

Buildings	$3,567,719	$3,562,826
Transportation vehicles	191,690	191,427
Communication equipment and software	3,334,103	3,176,340
Furniture and fixtures	1,762,569	1,567,032
	8,856,081	8,497,625
Less: Accumulated Depreciation	(2,751,371)	(2,361,373)
Property and Equipment, Net	$6,104,710	$6,136,252

For the three and six months ended June 30, 2009 and 2008, depreciation expenses totaled $239,989 and $250,008, $389,998 and $458,420 respectively. Allocated in the three and six months ended June 30, 2009 and 2008 depreciation expenses totaling $114,525 and $68,731, $179,513 and $137,462 respectively were included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of June 30, 2009 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

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

BHYHZ intangible

In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit, a quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as an intangible asset, related to their customer base that is being amortized over four years. At June 30, 2009, the intangible asset relating to this transaction was $27,310 net of amortization of $16,386. The minority ownership interest share of operating losses of BHYHZ is being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the three and six months ended June 30, 2009 and 2008 was $31,367 and $23,115, $77,017 and $73,096 respectively.

Intangibles and capitalized software consist of the following:

	June 30,	December 31,
	2009	2008

ACCP training course	$788,920	$787,838
BENET training course	58,439	58,358
Usage rights — Job Seekers	438,289	437,688
Usage rights—Learner	292,192	291,792
Minority interest in BHYHZ subsidiary	43,696	43,696
	1,621,536	1,619,372
Less: accumulated amortization	(1,029,124)	(755,283)
Intangibles, net	$592,412	$864,089

For the three and six months ended June 30, 2009 and 2008, amortization expenses totaled $136,512 and $118,970, $ 273,841 and $214,639 respectively, and is recorded in operating expenses.

Future amortization of intangible assets is as follows:
Year Ended December 31,
2009	$297,790
2010	117,048
2011	98,848
2012	78,726
$592,412

10.	Goodwill

On April 27, 2008 entered into the WEI Acquisition to ultimately acquire schools in the PRC that provide English training programs. The WEI Acquisition was not completed as of December 31, 2008. In the six months ended June 30, 2008, the Company partially completed the WEI acquisition, whereby they completed under applicable PRC regulations the acquisition of three of the five schools to be purchased under the WEI Acquisition. The completion of this portion of the WEI Acquisition, in the six months ended June 30, 2008, resulted in the Company’s recognition of goodwill of $431,825. The purchase price allocated to these three schools was $699,000. The purchase price was a reduction of advance on acquisition that was recorded for $932,000 as of December 31, 2008 for the anticipation closing for the entire WEI Acquisition. The following is an allocation of the purchase price and the assets acquired for the three schools:

Purchase price	$699,000
Fair value of assets acquired	(267,175)
Excess of purchase price over fair value of assets acquired allocated to goodwill	431,825

11.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of June 30, 2009 and December 31, 2008, the Company had deferred revenue of $1,041,297 and $1,227,806, respectively.

12.	Stockholders’ Equity

Common stock issuances and transactions:

-	On June 5, 2009, the Company issued 17,000 common shares with par value US$0.001 per share to RedChip Companies Inc. for its services at a market value of $46,070.

-	During the six months ended June 30, 2009, warrants for the acquisition of 100,000 shares of common stock were exercised on a cashless basis, resulting in the issuance of 34,828 share of common stock.

-	During the six months ended June 30, 2009 at total of 345,502 Series A Preferred Shares were converted into 115,167 shares of common stock.

Warrants:

Stock warrant activities for the six months ended June 30, 2009 is summarized as follows:

	Shares	Weighted
	underlying	average
	warrants	Exercise Price
Outstanding as of January 1, 2009	3,647,409	$2.12

Granted	-	-
Exercised	(100,000)	1.89
Expired or cancelled	-	-
Outstanding as of June 30, 2009	3,547,409	2.74

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2009.

Exercise Price	Outstanding June 30, 2009	Weighted Average Remaining Life in Years	Number exercisable
$1.29	50,000	0.40	50,000
$1.50	413,156	2.66	413,156
$2.07	2,055,516	2.85	2,055,516
$2.25	83,333	0.84	83,333
$2.40	681,035	2.85	681,035
$3.00	264,369	2.85	264,369
	3,547,409	2.74	3,547,409

Stock Options:

In June 2009 the Company granted options to employees to purchase 396,000 shares of common stock at prices ranging from $2.90 to $3.19 per share. All options granted have a three year life from the date of issuance and all options have an exercise price equal to the market value of the Company’s commons shares on the date of grant. Of these granted options, a total of 366,000 vest in three equal tranches over two years with the first tranche vesting immediately upon the grant date, with the remaining two tranches vesting in equal amounts of shares on the following two anniversary dates from the date of grant. The remaining 30,000 options granted to an employee all vest on the first anniversary of their grant date.

In June 2009 the Company granted an option to purchase 20,000 shares of common stock at $2.90 per share, to a non-employee for legal services rendered. This option has a three year life, is fully vested on the date of grant, and has an exercise price equal to the market value for the Company’s commons shares on the date of grant. The Company fully expensed the $43,540 value of these options on the date of their grant in three and six months ended June 30, 2009.

When the stock options are granted, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used for all employee and non-employee options granted during the three and six months ended June 30, 2009:   (i) risk free interest rate of 1.88%, (ii) expected life of 1.74 years (iii) dividend rate of 0.00% and (iv) expected volatility of 137%

The company recorded $238,853 of compensation expense, net of related tax effects, relative to the above stock options granted to employees during June 2009 in accordance with Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123(R)"). As of June 30, 2009, there is approximately $303,424 of total unrecognized costs related to unvested stock options granted to employees during June 2009. These costs are expected to be recognized over a period of approximately two years.

In June 2008 pursuant to the terms of an employment agreement with the CFO of the Company, the Company granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $3.05, the then market price on the date of grant. These options have a one year life and expired on the first anniversary of the date of grant. The options vested monthly in installments of approximately 833 shares per month. The Company recorded expense over the vesting period in connection with these options granted.

 The fair value of the above granted option was estimated at $7,602 on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 2.17%, a weighted expected life of 0.75 year, a dividend rate of 0.0%, and a weighted expected volatility of 86.53%. As of June 30, 2009, all compensation expense related to this option has been expensed, including $2,276 expensed during the six months ended June 30, 2009. As this option has not been exercised prior to the expiration date, this option has expired.

Stock option activity for the six months ended June 30, 2009 is summarized as follows:

	Number	Weighted
	of	average
	Options	Exercise Price
Balance as of January 1, 2009	10,000	$3.05
Granted	416,000	3.11
Exercised	-	-
Forfeifed	(10,000)	3.05
Option exercisable as of June 30, 2009	416,000	3.11

The following table summarizes the Company’s stock options outstanding at June 30, 2009
Exercise Price	Outstanding June 30, 2009	Weighted Average Remaining Life in Years	Number exercisable
$3.19	300,000	2.97	100,000
$2.90	116,000	2.97	41,988
	416,000	2.97	141,988

13.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and six months ended June 30, 2009 and 2008, dilutive shares include 3,155,202 and 3,616,309 shares, 2,529,133 and 3,616,309 attributable to convertible preferred stock and warrants, respectively.

The following reconciles the components of the EPS computation

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income available to common shareholders	$3,235,872	$1,655,993	$6,465,353	$3,569,916

Weighted average shares outstanding - basic	21,930,272	21,202,359	21,930,272	21,202,359
Effect of dilutive securities	3,155,202	3,616,309	2,529,133	3,616,309
Weighted average shares outstanding - diluted	25,085,474	24,818,668	24,459,405	24,818,668

Earnings per share - basic	$0.15	$0.08	$0.29	$0.17
Earnings per share - diluted	$0.13	$0.07	$0.26	$0.14

14.	Commitments and Contingencies

For the quarter ended June 30, 2009, management of the Yantai WECL English College (“Yantai”) willfully refused to provide their financial statements to the Company.  The Company is now exploring its options against Yantai to enforce its rights to obtain these financial statements.   In the meantime, the results of operations of Yantai have not been reflected for the three months ended June 30, 2009. The results of operations for the six months ended June 30, 2009 reflect the results of Yantai  for  the period from successfully completing the Yantai acquisition under applicable PRC business regulations through March 31, 2009. Management believes that results of Yantai for the three months ended June 30, 2009 are immaterial, based on their knowledge of Yantai and based on the results of Yantai from the three months ended March 31, 2009. The financial results of WEI reflected for the three months ended March 31, 2009 reflected a net loss of $73,575, of which Yantai contributed a net loss of $1,811 for the period then ended. For the three ended June 30, 2009 WEI had a net loss of $112,009, not inclusive of results from Yantai. For the six months ended June 30, 2009 WEI had a net loss of $185,584, not inclusive of operating results of Yantai for the three months ended June 30, 2009.

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued for any losses as of June 30, 2009 and December 31, 2008.

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

16.	Subsequent Event

The Company recorded the following equity transactions during June 30, 2009 to August 5, 2009 (“the period”):

-	During the period warrants for the acquisition of 107,503 shares of common stock were exercised, resulting in the issuance of 107,503 share of common stock.

-	During the period at total of 2,750,000 Series A Preferred Shares were converted into 916,667 shares of common stock.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. At June 30, 2009, we have $1,099,072 of accounts receivable in new business areas.

Our prepaid expenses account for a significant portion of our current assets - $2,157,767 or 6.21% of current assets at June 30, 2009. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, outdoor advertising and prepaid rent. At June 30, 2009, prepayments to teachers for online materials totaled $344,978, prepayment of rent expense totaled $209,979, prepayments for outdoor advertising totaled $1,554,465, prepaid services and professional fees totaled $18,116, prepaid to WEI totaled $20,948, and other prepaid expenses were $9,281. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and both revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. This business segment generates a relatively high gross margin, which was 78.3% for the six months ended June 30, 2009. The gross margin is affected by the payments we have to make to teachers for the materials. In our training center business segment, the principal components of cost of sales are faculty and the amortization of intangible assets. This business segment generates a lower gross margin than the online education business segment, which was 70.0% for the six months ended June 30, 2009. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

Franchise rights, which we acquired from third parties, are amortized over the lives of the rights agreements, which is five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended June 30, 2009.

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

We have granted a stock option ”D” to our officers, directors or key employees to purchase a total of 416,000 shares of common stock of the company, such options to vest yearly in equal installments commencing from June 18, 2009 through June 18, 2012. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

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

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly  , or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2,  Recognition  and Presentation of Other-Than-Temporary Impairments , or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1,  Interim Disclosures about Fair Value of Financial Instruments  , or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to  normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009.  We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010.  We are currently evaluating the requirements of SFAS 167 and the impact of adoption on our consolidated financial statements, if any.

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification  , or FASB ASC.  The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2009 and 2008

The following table sets forth information from our statements of operations for the three months ended June 30, 2009 and 2008:

	(Dollars)
	Three Months Ended June 30,
	2009		2008

Revenue	$8,118,373	100.0%	$4,458,694	100.0%
Cost of sales	1,605,876	19.8%	737,692	16.5%
Gross profit	6,512,497	80.2%	3,721,002	83.5%
Income from operations	3,721,744	45.8%	1,768,603	39.7%
Interest expense	-	0.0%	-	0.0%
Other income	22,105	0.3%	16,354	0.4%
Income before income taxes	3,743,849	46.1%	1,784,957	40.0%
Provision for income taxes	507,977	6.3%	128,964	2.9%
Income before minority interest	3,235,872	39.9%	1,655,993	37.1%
Net income	3,235,872	39.9%	1,655,993	37.1%

The following table sets forth information as to the gross margin for our three lines of business for the three months ended June 30, 2009 and 2008.
	(Dollars)
	Three Months Ended June 30,
	2009	2008
Online Education:
Revenue	$5,470,628	$3,272,441
Cost of sales	1,034,312	435,408
Gross profit	4,436,316	2,837,033
Gross margin	81.1%	86.7%
Training center
Revenue	2,007,947	604,752
Cost of sales	501,789	254,867
Gross profit	1,506,158	349,885
Gross margin	75.0%	57.9%
Advertising:
Revenue	639,798	581,501
Cost of sales	69,775	47,417
Gross profit	570,023	534,084
Gross margin	89.1%	91.8%

Three Months Ended June 30, 2009 and 2008

Revenue. Revenue for the three months ended June 30, 2009 (the “June 30, 2009 quarter”) increased by $3,659,679, or 82.1%, to $8,118,373 compared to $4,458,694 for the three months ended June 30, 2008 (the “June 30, 2008 quarter”). The increase in revenue reflects an increase of $2,198,187 from the online education division, an increase of $1,403,195 for the training center, and an increase of $58,297 from the advertising.   During 2008 and 2009, we added several new programs for vocational studies and certification programs, which provided new sources of income for our online education business.

Cost of Sales. Our overall cost of sales increased by $868,184 to $1,605,876 in the June 30, 2009 quarter, as compared to $737,692 in the June 30, 2008 quarter. The increase in cost of sales reflects $598,904 increase in our cost of sales for the online education division for the June 30, 2009 quarter, an increase of $246,922 from our training center division, and an increase of $22,358 for the advertising division. The online training division gross margin decreased to 81.1% in the June 30, 2009 quarter from 86.7% in the June 30, 2008 quarter due to the fact that online costs increased with the new programs for vocational studies and certification programs introduced. In the training center division, gross margin increased to 75.0% in the June 30, 2009 quarter from 57.9% in the June 30, 2008 quarter due to less amortization of training center related intangible assets and decreased payments to lecturers.  In the advertising division, gross margin decreased to 89.1% in the June 30, 2009 quarter from 91.8% in the June 30, 2008 quarter due to increased revenue with no substantial corresponding costs associated with the increase.

Selling Expenses. Selling expenses increased by $490,811 or 34.7% to $1,906,494  in the June 30, 2009 quarter from $1,415,683 in the June 30, 2008 quarter. Until the middle of 2008, we did not expend much effort in marketing our services and products, which is reflected in the modest selling expenses in the June 2008 quarter. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative Expenses. Administrative expenses increased by $320,818 or 100.7%, to $639,361 in the June 30, 2009 quarter as compared to $318,543 in the June 30, 2008 quarter. The increase is due primarily to an increase in stock option compensations and decrease in travel and telephone expense.

Depreciation and amortization. Depreciation and amortization increased by $26,725, or 12.2%, to $244,898 in the June 30, 2009 quarter, as compared to $218,173, in the June 30, 2008 quarter. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Income Taxes, Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006 and, under the present law, we benefited from a 50% tax holiday for 2007 and will benefit from a 50% tax holiday for 2008 and 2009. As a result our income taxes for the June 30, 2009 quarter and the June 30, 2008 quarter reflect income taxes at 50% of the applicable tax rate of 15%.

Net Income. As a result of the foregoing, we had net income of $3,235,872, or $.15 per share for basic and $.13 for diluted, for the June 2009 quarter, as compared with net income of $1,655,993, or $.08 per share for basic and $.07 for diluted, for the June 2008 quarter.

Six Months Ended June 30, 2009 and 2008

The following table sets forth information from our statements of operations for the six months ended June 30, 2009 and 2008.

	(Dollars)
	Six months Ended June 30,
	2009		2008

Revenue	$16,322,452	100.0%	$8,529,111	100.0%
Cost of sales	3,724,772	22.8%	1,562,324	18.3%
Gross profit	12,597,680	77.2%	6,966,787	81.7%
Income from operations	7,096,035	43.5%	3,312,033	38.8%
Interest expense	-	0.0%	-	0.0%
Other income	44,450	0.3%	563,091	6.6%
Income before income taxes	7,140,485	43.7%	3,875,124	45.4%
Provision for income taxes	675,132	4.1%	305,208	3.6%
Income before minority interest	6,465,353	39.6%	3,569,916	41.9%
Net income	6,465,353	39.6%	3,569,916	41.9%

Our net cash provided by operating activities was $8,400,655 for the six months ended June 30, 2009 in increase of $3,955,552 or 89.0% from $4,445,103 for the same period in 2008. This increase was due to an increase in net income of $2,895,437 along with related to increase of prepaid expense of $801,785 as well as an increase of account receivable of $149,832 as compared to the six months ended June 30, 2008.

We operate in one business segment, that of education, in which we operate in two revenue areas of online education and education training centers. The following table sets forth information as to the gross margin for our three revenue areas for the six months ended June 30, 2009 and 2008.
	(Dollars)
	Six months Ended June 30,
	2009	2008
Online Education:
Revenue	$10,300,116	$5,920,555
Cost of sales	2,233,419	822,280
Gross profit	8,066,697	5,098,275
Gross margin	78.3%	86.1%
Training center:
Revenue	4,555,046	1,588,384
Cost of sales	1,366,439	654,457
Gross profit	3,188,607	933,927
Gross margin	70.0%	58.8%
Advertising:
Revenue	1,467,290	1,020,172
Cost of sales	124,914	85,587
Gross profit	1,342,376	934,585
Gross margin	91.5%	91.6%

Revenue. Revenue increased by $7,793,341 or 91.4% in for the six months ended June 30, 2009 to $16,322,452 as compared to $8,529,111 for the same period in 2008, resulting in gross profit of $12,597,680 for the six months ended June 30, 2009 as compared to gross profit of $6,996,787 for the same period in 2008. The increase in revenue reflected increases of $4,379,561 from our on-line education segment, $2,966,662 from our training center segment, and $447,118 from our advertising segment. In both 2008 and 2009, we added several new programs for vocational studies and certification programs, which provided new sources of income for our on-line education area.

Cost of sales. Our overall cost of sales increased by $2,162,448 to $3,724,772 for the six months ended June 30, 2009 as compared to $1,562,324 for the same period in 2008. The increase in cost of sales reflects a $1,411,139 increase in our cost of sales in our on-line education segment in 2009, an increase of $711,982 in our training center segment, and an increase of $39,327 in our advertising segment. Gross margin for the on-line training area segment decreased to 78.3% for the six months ended June 30, 2009 from 86.1% for the same period in 2008 due to an increase in our online costs as a result of the new programs for vocational studies and certification programs introduced. Gross margin for our training center segment increased to 70.0%  for the six months ended June 30, 2009 from 58.8% for the same period in 2008 due to decreased payments to lecturers.  In the advertising division, gross margin kept at approximately the same level of 91.5% for the six months ended June 30, 2009 compared to 91.6% for the corresponding period in June 30, 2008 due to increased revenue with no substantial corresponding costs associated with the increase.

Selling expenses. Selling expenses increased by $1,504,164, or 57.6%, to $4,117,182 for the six months ended June 30, 2009 from $2,613,018 for the same period in 2008. The increase in selling expenses include increased agency fees associated with increased sales of our debit cards.

Administrative expenses. Administrative expenses increased by $268,207, or 42.9%, to $894,112 for the six months ended June 30, 2009 as compared to $625,905 for the corresponding period in 2008. The increase in administrative expenses was due to an increase in stock options compensation expense and office expenses offset by decreases in salaries and other administrative expenses.

Depreciation and amortization. Depreciation and amortization increased by $74,520, or 17.9%, to $490,351 for the six months ended June 30, 2009 as compared to $415,831 for the same period in 2008. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest income. Interest income decreased by $7,897, or 14.0% to $48,539 for the six months ended June 30, 2009 as compared to $56,436 for the same period in 2008.

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

Net income. As a result of the foregoing, we had net income of $6,465,353, or $0.29 per share basic and $0.26 diluted, for the six months ended June 30, 2009, as compared with net income of $3,569,916 or $0.17 per share basic and $0.14 per share diluted, for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and account receivables. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials and prepaid rent.  Our account receivables are primarily from our advertising business on our website.

At June 30, 2009, we had cash and cash equivalents of $31,508,995, an increase of $8,090,897 or 34.5%, from $23,418,098 at December 31, 2008. This increase reflected the net income generated by our business during the six months ended June 30, 2009.

Our net cash provided by operating activities was $8,400,655 for the six months ended June 30, 2009, an increase of $3,955,552 or 89.0% from $4,445,103 for the same period in 2008. This increase was due to an increase in net income of $2,895,437 along with related to increase of prepaid expense of $801,785 as well as an increase of account receivable of $149,832 as compared to the six months ended June 30, 2008.

As of June 30, 2009, we had working capital of $32,624,090, an increase of $7,185,372 from working capital of $25,438,719 at December 31, 2008. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of June 30, 2009, were $1,048,033, an increase of $247,341, or 30.9%, from $800,692 at December 31, 2008, resulting from the increased level of cash during the quarter.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

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

Date: August 10, 2009
/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President (Principal Executive Officer)

Date: August 10 , 2009
/s/ Susan Liu
Susan Liu
Chief Financial Officer (Principal Financial and Accounting Officer)