Form 10-Q
period 2009-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2009-11-16
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2009, there are 29,530,950 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$38,771,932	$23,418,098
Advances to related parties	204,569	142,006
Accounts receivables	1,195,623	469,607
Prepaid expenses	2,006,620	3,437,506
Total current assets	42,178,744	27,467,217

Property and equipment, net	6,585,397	6,519,229
Intangibles, net	346,771	481,112
Advance on acquisition	932,000	932,000
Long term investment	338,056	342,357

	$50,380,968	$35,741,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,295,291	$800,692
Deferred revenues	1,252,563	1,227,806
Total current liabilities	2,547,854	2,028,498

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 4,502,142 and 7,597,645 issued and outstanding, respectively, aggregate liquidation preference of $1,665,793 and $2,811,129, respectively)	1,867,644	3,010,144
Common stock ($0.001 par value, 150,000,000 shares authorized, 24,732,914 and 21,892,631, issued and outstanding, respectively)	24,733	21,893
Additional paid-in capital	15,283,404	10,751,732
Statutory reserve	1,990,238	1,990,238
Accumulated other comprehensive income	2,775,834	2,688,080
Retained earnings	25,891,261	15,251,330
Total stockholders' equity	47,833,114	33,713,417

	$50,380,968	$35,741,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Online education revenues	$5,768,667	$4,339,119	$16,068,783	$10,259,674
Training center revenues	3,853,285	2,019,933	8,408,331	3,608,317
Advertising revenues	609,726	787,337	2,077,016	1,807,509
Total revenue	10,231,678	7,146,389	26,554,130	15,675,500

Cost of Goods Sold
Online education costs	1,223,984	667,373	3,457,403	1,489,653
Training center costs	736,215	667,066	2,102,654	1,321,523
Advertising costs	48,491	47,622	173,405	133,209
Total cost of goods sold	2,008,690	1,382,061	5,733,462	2,944,385

Gross Profit
Online education gross profit	4,544,683	3,671,746	12,611,380	8,770,021
Training center gross profit	3,117,070	1,352,867	6,305,677	2,286,794
Advertising gross profit	561,235	739,715	1,903,611	1,674,300
Total gross profit	8,222,988	5,764,328	20,820,668	12,731,115

Operating Expenses
Selling expenses	3,079,340	2,352,018	7,196,522	4,965,036
Administrative	425,990	288,083	1,320,102	935,830
Depreciation and amortization	275,909	264,988	766,260	680,819
Total operating expenses	3,781,239	2,905,089	9,282,884	6,581,685

Other Income
Other Income	-	5,570	-	534,067
Interest income	36,085	37,991	84,624	94,427
Investment loss	(1,275)	-	(5,364)	-
Total other income	34,810	43,561	79,260	628,494

Net Income Before Provision for Income Tax	4,476,559	2,902,800	11,617,044	6,777,924

Provision For Income Taxes	301,980	145,889	977,112	451,097

Net Income	$4,174,579	$2,756,911	$10,639,932	$6,326,827

Basic Earnings Per Share	$0.18	$0.13	$0.48	$0.30

Basic Weighted Average Shares Outstanding	23,069,062	21,434,129	22,341,051	21,434,129

Diluted Earnings Per Share	$0.16	$0.11	$0.44	$0.26

Diluted Weighted Average Shares Outstanding	25,566,705	24,176,509	24,254,521	24,796,069

The Components of Other Comprehensive Income
Net Income	$4,174,579	$2,756,911	$10,639,932	$6,326,827
Foreign currency translation adjustment	274,480	80,723	87,754	1,412,564

Comprehensive Income	$4,449,059	$2,837,634	$10,727,686	$7,739,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net Income	$10,639,932	$6,326,827
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,176,723	1,193,275
Stock based compensation	442,450	-
Loss on equity investment	5,132	-

Net change in assets and liabilities
Account receivables	(724,876)	(296,276)
Prepaid expenses and other	1,439,230	(972,961)
Advances to related parties	(62,217)	(943,733)
Accounts payable and accrued liabilities	492,655	289,618
Deferred revenue	21,776	751,059
Net cash provided by operating activities	13,430,805	6,347,809

Cash flows from investing activities
Purchases of fixed assets	(1,091,554)	(1,726,750)
Long-term investment	-	(431,831)
Net Cash used in investing activities	(1,091,554)	(2,158,581)

Cash flows from financing activities
Warrants exercised	2,949,559	2,667,559
Net Cash Provided by Financing Activity	2,949,559	2,667,559

Effect of exchange rate on cash	65,024	1,412,565

Net increase in cash	15,353,834	8,269,352

Cash and cash equivalents at beginning of period	23,418,098	11,778,954

Cash and cash equivalents at end of period	$38,771,932	$20,048,306

Supplemental disclosure of cash flow information:
Taxes paid	$870,797	$94,737

Non-cash investing and financing activities
Conversion of preferred stock to common	$1,142,500	$667,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to The Vocational Education Guidance Center of China for no consideration. The 30% interest in BHYHZ that the Company transferred to The Vocational Education Guidance Center of China for no consideration was treated as an intangible asset. The minority ownership interest shares of operating losses of BHYHZ are being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for their BHYHZ subsidiary for the three and nine months ended September 30, 2009 and 2008 was $9,603 and 9,336, $86,620 and $82,432. respectively.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of September 30, 2009 was $338,056.

On January 4, 2009, China Education Alliance’s subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD own 85% equity interest, and Mr. Guang Li own 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.   ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, clients and suppliers. The minority ownership portion of ZHLDBJ operating losses, are being absorbed by the Company, as the management of the Company cannot predict the financial ability of the minority shareholder to provide for such losses. The minority losses absorbed by the Company for its ZHLDBJ subsidiary for the nine months ended September 30, 2009 was $1,172.

On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”) to purchase from Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991. WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, the Company issued to the Vendor 400,000 shares of its common stock, with a market value of $2.33 per share or $932,000. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor is desirous of selling such shares.

WEI provides English training programs, English test preparation courses and overseas study and consulting services in the PRC. Included as part of the WEI Acquisition, is the acquisition of five English language schools in various parts of the PRC. The WEI acquisition has not been fully completed as of September 30, 2009 due to the non-resolution of ongoing administrative and legal matters in connection with the acquisition of WEI. The Company currently is attempting to fully resolve all outstanding issues related to this acquisition prior to December 31, 2009. As of September 30, 2009 the Company’s management decided to exclude completed portions of its WEI acquisition from the consolidated financial statements until such time as the WEI acquisition is fully completed. For the three months ended March 31, 2009 and three and six months ended June 30, 2009, certain subsidiaries of WEI were included in the results of operations of the Company. The results of these operations were immaterial in scope to the Company’s operations and will be reflected in future filings as an administrative expense of the Company for those periods. The results of operations for these subsidiaries of WEI, previously consolidated into the Company’s operations for the three months ended March 31, 2009 and three and six months ended June 30, 2009, were losses of $73,575, $112,009 and $185,584, respectively. As of September 30, 2009 and December 31,2008 the Company has outstanding advances made to WEI of $ 204,568 and $80,000, respectively.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD and ZHTC) and its majority owned subsidiaries (BHYHZ and ZHLDBJ). All inter-company transactions and balances were eliminated. Minority interest in the net assets and earnings or losses of BHYHZ and ZHLDBJ have been absorbed by the Company as minority interest holders in these subsidiaries have no basis in their investment in these subsidiaries.

Use of estimates - The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates include values and lives assigned to acquired intangible assets, the useful lives and impairment of property and equipment, collectibility of accounts receivable, slow moving, obsolete and/or damaged inventory and stock warrant and option valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of September 30, 2009. The Company’s cash at its US bank in excess of statutorily insured limits at September 30, 2009 and December 31,2008 was $3,188,985 and 462,614, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2009 and December 31, 2008.

Intangibles and Goodwill- Intangibles and goodwill consist of franchise rights on educational products, software and the transfer of minority interest in BHYHZ subsidiary for no consideration. Intangible assets are amortized over the lives of the rights agreements, or their respective operational useful lives, which is five years.

The Company evaluates the carrying value of intangible assets and goodwill during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset and goodwill below its carrying amount. There were no impairments recorded during the three and nine months ended September 30, 2009.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity.

Revenue recognition - Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied when customers download prepaid study materials.

 Prepaid debit cards allow the Company’s subscribers to purchase a predetermined monetary amount of download materials posted on its website. The Company tracks usage of the debit card and records revenue when the debit card is used.

At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenues are recognized in the month when card is used. Unused value relating to debit cards is recognized as revenues when the prepaid debit card expires.

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

The Company engages an advertisement agency to manage its on-line advertisement revenue. Per the contract with this agency, upon posting of an on-line advertisement on the Company’s website, the Company is entitled to share with the agency 50% of the amount charged to the on-line advertiser. The Company recognizes advertising revenues over the term of the advertisement. The agency is responsible for collection of all ad revenue from advertisers. The agency is required to make their remittance for on-line advertising six months after on-line ads are posted on their website.

Deferred revenue reflects the unearned portion of debit cards sold and tuition. Tuition is recognized as revenue ratably over the periods in which it is earned, generally the term of the program or as the debit card is used.

Accounts Receivables - Included in accounts receivables are receivables from advertising on our websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of September 30, 2009 and December 31, 2008 was $1,195,623 and $469,607, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At September 30, 2009 and December 31, 2008, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable for the three and nine months ended September 30, 2009.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of September 30, 2009 and December 31, 2008 was $1,252,563 and $1,227,806, respectively.

Advertising - The Company expenses advertising costs for television spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three and nine months ended September 30, 2009 and 2008 were $391,386, $141,658, $915,018 and $564,498, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and nine months ended September 30, 2009 and 2008 are related to the Company’s PRC operations.

If the Company should have an uncertainty in accounting for income taxes, the Company evaluates a tax position in a two step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of the position. The second step is to measure the tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit where there is a greater than 50% likelihood of being realized upon ultimate settlement.

The tax position that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended and ending December 31, 2007, 2008 and 2009.  ZHLD income taxes for the three and nine months ended September 30, 2009 and 2008 reflect income taxes at 10%. Income from ZETC is tax exempt.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no deferred tax assets or liabilities as of September 30, 2009 and December 31, 2008. In addition, the Company has not recorded a deferred tax expense for the three and nine months ended September 30, 2009 and 2008.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. The Company records all revenues net of VAT taxes.

Related party - A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence.

All advances to related parties are non-interest bearing and due upon demand. From time to time the Company advances monies to certain related parties. All advances to related parties are non-interest bearing and due upon demand. As of September 30, 2009 and December 31, 2008 there is $204,568 and $142,006 advanced to related parties. The monies advanced as of September 30, 2009 and December 31, 2008 were primarily related to WEI’s acquisition that the Company had not been completed as of September 30, 2009.

Stock based compensation - The Company records compensation expense associated with stock-based awards and other forms of equity compensation. Such compensation would include the recording of cost resulting from all stock-based payment transactions including shares issued under its stock option plans. The Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

Fair value of financial instruments - The Company has adopted newly issued generally accepted accounting principles with regards to fair value measurement for assets and liabilities that establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of these recently issued principles did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

Current fair value of financial instruments defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, current standards require the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2009

Cash and cash equivalents of approximately $31,508,995, include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of September 30, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition to fair value requirements noted above, recent standards expands opportunities for the use of fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Reclassifications - Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent accounting pronouncements -

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  The Compnay adopted the Codification in the period ending September 30, 2009.  The adoption of Codification did not result in any change in the Compnay’s significant accounting policies.

In May 2009 the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard is effective in the first interim period ending after June 15, 2009. The Company expects this standard to have an impact on disclosures in their consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance is effective for reporting period ending after December 15, 2009.  The Company is evealuating this new guiance and the possible impact that the adoption of this new accounting guidance will have on their consolidated financial statements.

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

For the three and nine months ended September 30, 2009 and 2008, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Cash on Hand — China	$903	$417
Bank Deposits — China	35,332,044	22,705,067
Bank Deposits — US	3,438,985	712,614
	$38,771,932	$23,418,098

6. Account Receivables

Account Receivables are all unsecured and are subject to payment terms of up to six months.

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Mobi Advertising	$957,646	$467,450
Agents in the PRC	187,200	-
Others	50,777	2,157
	$1,195,623	$469,607

The Mobi advertising is an agent for the company’s on-line advertising business with six-month receivable period subsequent to the sale of advertising.  In addition, to develop business in new areas, the Company delivered prepaid-debit cards to agents in Beijing, Inner Mongolia and other areas with 6 months trade receivables terms.

7. Prepaid Expenses

Prepaid Expenses consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Prepaid rent	$156,854	$312,343
Prepaid teachers and online material	331,025	456,137
Prepaid services and professional fees	91,699	66,529
Prepaid outdoor advertising	1,411,801	1,939,736
Prepaid printing fee	-	633,188
Other prepaid expenses	15,241	29,573
	$2,006,620	$3,437,506

8. Property and Equipment

Property and Equipment consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Buildings	$3,666,491	$3,562,826
Transportation vehicles	191,892	191,427
Communication equipment and software	4,133,896	3,576,739
Furniture and fixtures	2,351,210	1,567,032
	10,343,489	8,898,024
Less: Accumulated Depreciation	(3,758,092)	(2,378,795)
Property and Equipment, Net	$6,585,397	$6,519,229

For the three and nine months ended September 30, 2009 and 2008, depreciation expenses totaled $330,349 and $353,315, $1,041,213 and $1,059,945 respectively. Allocated in the three and nine months ended September 30, 2009 and 2008 were depreciation expenses totaling $95,440 and $88,327, $274,953 and $378,626 respectively were included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of September 30, 2009 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

In the PRC, land use rights, are the legal rights for an entity to use lands for a fixed period of time. The PRC adopts dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”).

9. Intangibles

Intangibles of the Company consist of franchise rights and the transfer of minority interest in the BHYHZ subsidiary for no consideration.

Franchise Rights

The franchise rights owned by the Company consist of the following:

•	The ACCP training course is an authority for training software engineers under authorized training procedures with authorized textbooks.

•	The BENET training course is an authority for training internet engineers under authorized training procedures with authorized textbooks.

BHYHZ intangible

In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit, a quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as an intangible asset, related to their customer base that is being amortized over four years. At September 30, 2009, the intangible asset relating to this transaction was $24,579 net of amortization of $19,117. The minority ownership interest share of operating losses of BHYHZ is being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the three and nine months ended September 30, 2009 and 2008 was $9,603 and $9,336, $86,621 and $82,432 respectively.

Intangibles and goodwill consist of the following:

	Sseptember 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ACCP training course	$789,752	$787,838
BENET training course	58,500	58,358
Minority interest in BHYHZ subsidiary	43,696	43,696
	891,948	889,892
Less: accumulated amortization	(545,177)	(408,780)
Intangibles, net	$346,771	$481,112

For the three and nine months ended September 30, 2009 and 2008, amortization expenses totaled $50,605 and $42,304, $ 135,510 and $126,913 respectively, and is recorded in operating expenses.

Future amortization of intangible assets is as follows:

Year Ended December 31,
2009	$16,868
2010	202,422
2011	127,482
$346,771

11. Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of September 30, 2009 and December 31, 2008, the Company had deferred revenue of $1,252,563 and $1,227,806, respectively.

12. Stockholders’ Equity

Common stock issuances and transactions:

•	On June 5, 2009, the Company issued 17,000 common shares with par value US$0.001 per share to RedChip Companies Inc. for its services at a market value of $46,070.

•
During the nine months ended September 30, 2009, warrants for the acquisition of 1,992,487 shares of common stock were exercised, resulting in the issuance of 1,791,449 share of common stock, of which 364,804 shares were from cashless exercises. Total cash received from exercised warrants were $2,949,563.

•	During the nine months ended September 30, 2009 at total of 3,095,502 Series A Preferred Shares were converted into 1,031,834 shares of common stock.

Warrants:

Stock warrant activities for the nine months ended September 30, 2009 is summarized as follows:

	Shares underlying warrants	Weighted average Exercise Price
Outstanding as of January 1, 2009	3,647,409	$2.12

Granted	-	-

Exercised	(1,992,487)	1.86
Expired or cancelled	-	-
Outstanding as of September 30, 2009	1,654,922	2.32

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2009.

Exercise Price	Outstanding September 30, 2009	Weighted Average Remaining Life in Years	Number exercisable
$1.29	50,000	0.15	50,000
$2.07	681,550	2.59	681,550
$2.40	670,019	2.59	670,019
$3.00	253,353	2.59	253,353
	1,654,922	2.52	1,654,922

Stock Options:

During the three months ended June 30, 2009 the Company granted options to employees to purchase 396,000 shares of common stock at prices ranging from $2.90 to $3.19 per share. All options granted have a three year life from the date of issuance and all options have an exercise price equal to the market value of the Company’s commons shares on the date of grant. Of these granted options, a total of 366,000 vest in three equal tranches over two years with the first tranche vesting immediately upon the grant date, with the remaining two tranches vesting in equal amounts of shares on the following two anniversary dates from the date of grant. The remaining 30,000 options granted to an employee all vest on the first anniversary of their grant date.

During the three months ended June 30, 2009 the Company granted an option to purchase 20,000 shares of common stock at $2.90 per share, to a non-employee for legal services rendered. This option has a three year life, is fully vested on the date of grant, and has an exercise price equal to the market value for the Company’s commons shares on the date of grant. The Company fully expensed the $43,540 value of these options on the date of its grant.

During the three months ended September 30, 2009 the Company granted options to an employee to purchase 30,000 shares of common stock at an exercise price of $5.59 per share. All options granted have a three year life from the date of issuance and all options have an exercise price equal to the market value of the Company’s commons shares on the date of grant. These options, vest in three equal tranches over two years with the first tranche vesting immediately upon the grant date, with the remaining two tranches vesting in equal amounts of shares on the following two anniversary dates from the date of grant.

When the stock options are granted, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used for all employee and non-employee options granted during the three and nine months ended September 30, 2009 and 2008:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Risk free interest rate	1.45%	*	1.82%	2.17%
Expected life	1.75	*	1.74	0.75
Dividend rate	0.00%	*	0.00%	0.00%
Expected volatility	206.9%	*	146.63%	86.53%

* - no options granted during respective period

In June 2008 pursuant to the terms of an employment agreement with the former CFO of the Company, the Company granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $3.05, the then market price on the date of grant. These options have a one year life and expired on the first anniversary of the date of grant. The options vested monthly in installments of approximately 833 shares per month. The Company recorded expense over the vesting period in connection with these options granted.

The Company recorded $110,193 and $396,380 of compensation expense, net of related tax effects, relative to the above stock options granted to employees and consultants during the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, there is approximately $282,000 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over a period of approximately two years.

Stock option activity for the nine months ended September 30, 2009 is summarized as follows:

	Number of	Weighted average Exercise
	Options	Price
Balance as of January 1, 2009	10,000	$3.05
Granted	446,000	3.28
Exercised	-	-
Forfeifed	(10,000)	3.05
Option exercisable as of September 30, 2009	446,000	3.28

The following table summarizes the Company’s stock options outstanding at September 30, 2009

Exercise Price	Outstanding September 30, 2009	Weighted Average Remaining Life in Years	Number exercisable
$3.19	300,000	2.72	100,000
$2.90	116,000	2.72	41,988
$5.59	30,000	1.74	10,000
	446,000	2.65	151,988

13. Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and nine months ended September 30, 2009 and 2008, dilutive shares include 2,416,296 and 2,742,380 shares, 1,876,411 and 3,361,940 attributable to convertible preferred stock and warrants, respectively.

The following reconciles the components of the EPS computation

	Three Months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income available to common shareholders	$4,174,579	$2,756,911	$10,639,932	$6,326,827

Weighted average shares outstanding - basic	23,069,062	21,434,129	22,341,051	21,434,129
Effect of dilutive securities	2,497,643	2,742,380	1,913,470	3,361,940
Weighted average shares outstanding - diluted	25,566,705	24,176,509	24,254,521	24,796,069

Earnings per share – basic	$0.18	$0.13	$0.48	$0.30
Earnings per share - diluted	$0.16	$0.11	$0.44	$0.26

14. Commitments and Contingencies

The WEI acquisition has not been fully completed as of September 30, 2009 due to the non-resolution of ongoing administrative and legal matters in connection with the acquisition of WEI. The Company currently is attempting to fully resolve all outstanding issues related to this acquisition prior to December 31, 2009. As of September 30, 2009 the Company has accounted for their 400,000 share issued for the acquisition of WEI as an advance on acquisition for $932,000. It is management’s intention to rescind the WEI Acquisition Agreement and cancel the 400,000 shares of its common stock issued as consideration for this acquisition if the previous majority owner of WEI fails to complete his obligations under the WEI Acquisition Agreement prior to December 31, 2009. The Company’s management believes that they will be successful in obtaining the return of these shares if the acquisition is not completed.

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued for any losses as of September 30, 2009 and December 31, 2008.

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

16. Subsequent Event

The Company recorded the following equity transactions between October 1, 2009  and November 9, 2009 (“the period”):

•	During this period warrants for the acquisition of 1,055,000 shares of common stock were exercised, resulting in the issuance of 1,055,000 share of common stock.

•
The Company, entered into an underwriting agreement with Rodman & Renshaw, LLC (the "Underwriter") and closed the sale of 3,596,363 shares of the Company's common stock, par value $0.001 per share, for a purchase price of $5.17 per share (net of discounts and commissions), which is 94% of the per share public offering price of $5.50 per share, with net proceeds $18,431,253.

•
On October 28, 2009, the board of Directors authorized and the Company entered into Stock Award Agreements with contracted teachers to reward them for past services to the Company and retain them for future services, These agreements granted a total of 146,673 shares valued at $5.00 per share or $733,365 in total.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable from online programs and onsite training classes. Our accounts receivables are primarily from advertisers and third party debit card resellers. At September 30, 2009, we have $1,195,623 of accounts receivable.

Our prepaid expenses account for a portion of our current assets - $2,006,620 or 4.76% of current assets at September 30, 2009. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, outdoor advertising and prepaid rent. At September 30, 2009, prepayments to teachers for online materials totaled $331,025, prepayment of rent expense totaled $156,854, prepayments for outdoor advertising totaled $1,411,801, prepaid services and professional fees totaled $91,699, and other prepaid expenses were $15,241. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and both revenue and cost of revenue.

In our on-line education business division, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. This division generates a relatively high gross margin, which was 78.5% for the nine months ended September 30, 2009. The gross margin is affected by the payments we have to make to teachers for the materials. In our training center division, the principal components of cost of sales are faculty and the amortization of intangible assets. This division generates a lower gross margin than the online education business segment, which was 75.0% for the nine months ended September 30, 2009. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

The WEI acquisition has not been fully completed as of September 30, 2009 due to the non-resolution of ongoing administrative and legal matters in connection with the acquisition of WEI. The Company currently is attempting to fully resolve all outstanding issues related to this acquisition prior to December 31, 2009. As of September 30, 2009 the Company’s management has decided to not consolidate any of their completed portions of their WEI acquisition until such time as the WEI acquisition is fully completed. For the three months ended March 31, 2009 and three and six months ended June 30, 2009, certain subsidiaries of WEI were included in the results of operations of the Company. The results of these operations were immaterial in scope to the Company’s operations and will be reflected in future filings as an administrative expense of the Company for those periods. The results of operations for these subsidiaries of WEI, previously consolidated into the Company’s operations for the three months ended March 31, 2009 and three and six months ended June 30, 2009, were losses of $73,575, $112,009 and $185,584, respectively. The Company has outstanding advances made to WEI of $ 204,568 and $80,000, respectively.

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

Franchise rights, which we acquired from third parties, are amortized over the lives of the rights agreements, which is five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended September 30, 2009.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax asset is from US corporate parent and has been fully resolved. Our US parent provides corporate and administrative functions for the entire consolidated Company. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term. We do not accrue U.S. income taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the forseeable future.

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

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon customers’ download of prepaid study materials. Prepaid debit cards allow our subscribers to purchase a predetermined monetary amount of download materials posted on our website. Prepaid service contracts are amortized to income on a straight line basis over the length of the service contract. These service contracts allow the user to obtain materials for a designed period of time. At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenues are recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenue when the prepaid debit card has expired. Revenue from advertising on our website is recognized when the advertisement is run. Since advertising charges are billed on a month to month basis, there are no unearned advertising revenues.

Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, outdoor advertising and prepaid rent.

Deferred revenue includes subscriber prepayments and tuition fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching video clips. We value the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues. Once the download takes place, the amount is then transferred from advances on accounts to sales. Tuition prepayments represent tuition payments and payments for service contracts which are amortized over their respective terms.

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

Recent Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  The Compnay adopted the Codification in the period ending September 30, 2009.  The adoption of Codification did not result in any change the the Compnay’s significant accounting policies.

In May 2009 the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard is effective in the first interim period ending after June 15, 2009. The Company expects this standard to have an impact on disclosures in their consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance is effective for reporting period ending after December 15, 2009.  The Company is evealuating this new guiance and the possible impavt that the adoption of this new accounting guidance will have on their consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2009 and 2008

The following table sets forth information from our statements of operations for the three months ended September 30, 2009 and 2008:

	(Dollars)
	Three Months Ended September 30,
	2009		2008
Revenue	$10,231,678	100.0%	$7,146,389	100.0%
Cost of sales	2,008,690	19.6%	1,382,061	19.3%
Gross profit	8,222,988	80.4%	5,764,328	80.7%
Income from operations	4,441,749	43.4%	2,859,239	40.0%
Interest expense	-	0.0%	-	0.0%
Other income	34,810	0.3%	43,561	0.6%
Income before income taxes	4,476,559	43.8%	2,902,800	40.6%
Provision for income taxes	301,980	3.0%	145,889	2.0%
Income before minority interest	4,174,579	40.8%	2,756,911	38.6%
Net income	4,174,579	40.8%	2,756,911	38.6%

The following table sets forth information as to the gross margin for our three lines of business for the three months ended September 30, 2009 and 2008.

	(Dollars)
	Three Months Ended September 30,
	2009	2008
Online Education:
Revenue	$5,768,667	$4,339,119
Cost of sales	1,223,984	667,373
Gross profit	4,544,683	3,671,746
Gross margin	78.8%	84.6%
Training center
Revenue	3,853,285	2,019,933
Cost of sales	736,215	667,066
Gross profit	3,117,070	1,352,867
Gross margin	80.9%	67.0%
Advertising:
Revenue	609,726	787,337
Cost of sales	48,491	47,622
Gross profit	561,235	739,715
Gross margin	92.0%	94.0%

Three Months Ended September 30, 2009 and 2008

Revenue for the three months ended September 30, 2009 (the “September 30, 2009 quarter”) increased by $3,085,289, or 43.2%, to $10,231,678 compared to $7,146,389 for the three months ended September 30, 2008 (the “September 30, 2008 quarter”). The increase in revenue reflects an increase of $1,251,937 from the online education division, and an increase of $1,833,352 for the training center, offset in part by a $177,611 decline in advestising revenues. During 2008 and 2009, we added several new programs for vocational studies and certification programs, which provided new sources of income for our online education business.

Our overall cost of sales increased by $626,629 to $2,008,690 in the September 30, 2009 quarter, as compared to $1,382,061 in the September 30, 2008 quarter. The increase in cost of sales reflects $556,651 increase in our cost of sales for the online education division for the September 30, 2009 quarter, an increase of $69,149 from our training center division, and almost no increase for the advertising division. The online training division gross margin decreased to 78.8% in the September 30, 2009 quarter from 86.1% in the September 30, 2008 quarter due to the increase of online costs of educational resources. In the training center division, gross margin increased to 80.9% in the September 30, 2009 quarter from 67.0% in the September 30, 2008 quarter due to the increase of vocational training, which has relatively low cost and high gross margin. In the advertising division, gross margin kept almost the same in the September 30, 2009 quarter and in the September 30, 2008 quarter, at 92.0% and 94.0%, respectively.

Selling expenses increased by $727,322 or 30.9% to $3,079,340  in the September 30, 2009 quarter from $2,352,018 in the September 30, 2008 quarter. Our selling expenses include agency fees associated with increased sales of our debit cards.

Administrative expenses increased by $137,907 or 47.9%, to $425,990 in the September 30, 2009 quarter as compared to $288,083 in the September 30, 2008 quarter. The increase is due primarily to an increase in stock option compensations.

Depreciation and amortization increased by $10,921, or 4.1%, to $275,909 in the September 30, 2009 quarter, as compared to $264,988, in the September 30, 2008 quarter. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax holiday for the first two years and a 50% tax holiday for the following three years. Since we became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday for 2005 and 2006, under the present law, we benefited from a 50% tax holiday for 2007 , 2008 and 2009. As a result our income taxes for the September 30, 2009 quarter and the September 30, 2008 quarter reflect income taxes at 10%.

As a result of the foregoing, we had net income of $4,174,579, or $.18 per share for basic and $.16 for diluted, for the September 2009 quarter, as compared with net income of $2,756,911, or $.13 per share for basic and $.11 for diluted, for the September 2008 quarter.

 Nine Months Ended September 30, 2009 and 2008

            The following table sets forth information from our statements of operations for the nine months ended September 30, 2009 and 2008.

	(Dollars)
	Nine months Ended September 30,
	2009		2008
Revenue	$26,554,130	100.0%	$15,675,500	100.0%
Cost of sales	5,733,462	21.6%	2,944,385	18.8%
Gross profit	20,820,668	78.4%	12,731,115	81.2%
Income from operations	11,537,784	43.5%	6,149,430	39.2%
Interest expense	-	0.0%	-	0.0%
Other income	79,260	0.3%	628,494	4.0%
Income before income taxes	11,617,044	43.7%	6,777,924	43.2%
Provision for income taxes	977,112	3.7%	451,097	2.9%
Income before minority interest	10,639,932	40.1%	6,326,827	40.4%
Net income	10,639,932	40.1%	6,326,827	40.4%

The following table sets forth information as to the gross margin for our three revenue areas for the nine months ended September 30, 2009 and 2008.

	(Dollars)
	Nine months Ended September 30,
	2009	2008
Online Education:
Revenue	$16,068,783	$10,259,674
Cost of sales	3,457,403	1,489,653
Gross profit	12,611,380	8,770,021
Gross margin	78.5%	85.5%
Training center:
Revenue	8,408,331	3,608,317
Cost of sales	2,102,654	1,321,523
Gross profit	6,305,677	2,286,794
Gross margin	75.0%	63.4%
Advertising:
Revenue	2,077,016	1,807,509
Cost of sales	173,045	133,209
Gross profit	1,903,971	1,674,300
Gross margin	91.7%	92.6%

Revenue. Revenue increased by $10,878,630 or 69.4% in for the nine months ended September 30, 2009 to $26,554,130 as compared to $15,675,500 for the same period in 2008, resulting in gross profit of $20,820,668 for the nine months ended September 30, 2009 as compared to gross profit of $12,731,115 for the same period in 2008. The increase in revenue reflected increases of $5,809,109 from our on-line education segment, $4,800,014 for our training center segment, and $269,507 from our advertising segment. In both 2008 and 2009, we added several new programs for vocational studies and certification programs, which provided new sources of income for our on-line education area.

Cost of sales. Our overall cost of sales increased by $2,789,077 to $5,733,462 for the nine months ended September 30, 2009 as compared to $2,944,385 for the same period in 2008. The increase in cost of sales reflects a $1,967,750 increase in our cost of sales for our on-line education area in 2009 as well as an increase of $781,131 from our training center segment, and an increase of $40,196 from our advertising area. The on-line training area gross margin decreased to 78.5% for the nine months ended September 30, 2009 from 85.5% for the same period in 2008 due to the online costs of educational resources are increased from the same prior quarter ended September 30, 2008. Our training center area gross margin increased to 75.0% in for the nine months ended September 30, 2009 from 63.4% for the same period in 2008 due to the increase of vocational training, which has relatively low cost and high gross margin. In the advertising division, gross margin kept at about a same level of 91.7% in the September 30, 2009 and 92.6% in the September 30, 2008.

Selling expenses. Selling expenses increased by $2,231,486, or 44.9%, to $7,196,522 for the nine months ended September 30, 2009 from $4,965,036 for the same period in 2008. The increase in selling expenses include increased agency fees associated with increased sales of our debit cards.

Administrative expenses. Administrative expenses increased by $384,272, or 41.1%, to $1,320,102 in 2009 as compared to $935,830 in 2008. The increase in administrative expenses was primarily due to expenses related to stock issuance and an increase in stock options compensation expense.

Depreciation and amortization. Depreciation and amortization increased by $85,441, or 12.5%, to $766,260 for the nine months ended September 30, 2009 as compared to $680,819 for the same period in 2008. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest income. Interest income decreased by $9,803, or 10.4% to $84,624 for the nine months ended September 30, 2009 as compared to $94,427 for the same period in 2008.

Income Taxes. Under current Chinese tax law, a wholly foreign owned enterprise has a 100% tax exemption or “holiday” for the first two years after it so qualifies, and thereafter, a 50% tax “holiday” for three years. Since Harbin Zhong He Li Da became a wholly foreign owned enterprise in 2005, we benefited from a 100% tax holiday in 2006. Under the present law, we benefited from a 50% tax holiday for 2007, 2008 and 2009. As a result, our income taxes for 2007, 2008 and 2009 reflect income taxes at 50% of the applicable tax rate of 15%, or such other applicable tax rate as a result of changes in tax rates effective January 1, 2008. These changes will have the effect of increasing the enterprise tax rate by 2% per year until it reaches an effective tax rate of 25%.

Net income. As a result of the foregoing, we had net income of $10,639,932, or $0.48 per share basic and $0.44 diluted, for the nine months ended September 30, 2009, as compared with net income of $6,326,827 or $0.30 per share basic and $0.26 per share diluted, for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and account receivables. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertising and prepaid rent.  Our account receivables are primarily from our advertising business on our website.

At September 30, 2009, we had cash and cash equivalents of $38,771,932, an increase of $15,353,834 or 65.6%, from $23,418,098 at December 31, 2008. This increase reflected the net income generated by our business during the nine months ended September 30, 2009, and the cash proceeds from the sale of warrants.

Our net cash provided by operating activities was $13,430,805 for the nine months ended September 30, 2009, an increase of $7,082,997 or 111.6% from $6,347,809 for the same period in 2008. This increase was due to an increase in net income of $4,313,105 and a decrease of prepaid expense of $2,412,191 as well as an increase of account payable as compared to the nine months ended September 30, 2008.

As of September 30, 2009, we had working capital of $39,630,890, an increase of $14,192,171 from working capital of $25,438,719 at December 31, 2008. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of September 30, 2009, were $1,295,291, an increase of $494,599, or 61,8%, from $800,692 at December 31, 2008, resulting from the increased level of cash during the quarter.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: November 16, 2009	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President (Principal Executive Officer)

Date: November 16, 2009	/s/ Zibing Pan
Zibing Pan
Chief Financial Officer (Principal Financial and Accounting Officer)