Form 10-K
period 2009-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2010-03-15
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number  001-34386

CHINA EDUCATION ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2012361
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China 150090
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 011-86-451-8233-5794

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange, LLC

Securities registered pursuant to section 12(g) of the Act:

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
☒ Yes ☐ No

IndicatebycheckmarkwhethertheregistranthassubmittedelectronicallyandpostedonitscorporateWebsite,ifany,everyInteractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2009 was approximately $48,961,218(9,272,958 shares of common stock held by non-affiliates)  based upon the closing price of the common stock as quoted by OTC Bulletin Board on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 8, 2010, there are 31,651,251 shares of common stock, par value $0.001 issued and outstanding.

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

Table of Contents

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

On September 15, 2004, we entered into an agreement pursuant to which:

•
the stockholders of Harbin Zhong He Li Da, a PRCcorporation, transferred all of the stock of Harbin Zhong He Li Da to us and we issued to those stockholders a total of 18,333,333 share of common stock, representing 95% of our outstanding common stock after giving effect to the transaction.

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

We changed our corporate name to China Education Alliance, Inc. on November 17, 2004.

General

We are an education service company that provides on-line education and on-site training in the People’s Republic of China (“PRC”). We were organized to meet what our founders believe is an unmet need for educational resources throughout the PRC. Based on the PRCgovernment’s statistical yearbook for 2004, the government invests more than $60 billion on education each year. According to Chinese tradition, spending on education resources is one of the family’s major expenditures. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous examinations which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that the examination-oriented education has created a market for products from companies that address this need.

Our principal business is the distribution of educational resources through the internet. Our website, www.edu-chn.com , is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. We have a database comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. Our data base includes more than 350,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, we engage instructors to develop new exams and a methodology for taking the exams. We market this data base under the name “Famous Instructor Test Paper Store.” We also offer, though our website, video on demand, which includes tutoring of exam papers and exam techniques. We compliment the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through our website without charge, we charge our subscribers for such services as the Famous Instructor Test Paper Store and the video on demand. Subscribers can purchase debit cards which can be used to download material from our website.

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

We have also introduced a program of on-line vocational training services. We collaborated with the China Vocation Education Society to set up a website, www.360ve.com , which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007. We called this program our “Millions of College Students Employment Crossroad” program. We offer job search capability and career planning courses for university students. We developed this program in response to the high jobless rate for PRC college graduates. Many college graduates pursue vocational training after college education in order to find employment. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the hiring corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their changing needs.

On April 18, 2008, our wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. (ZHLD) entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group to invest in a joint venture company, Harbin New Discovery Media Co., ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Harbin Daily Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co. In return for their respective contributions, ZHLD will own 49.02% equity interest and Harbin Daily Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd. This joint venture will create new educational material distribution channels in readable newspaper format in the future. Pursuant to the terms of the supplementary agreement, Harbin Daily Newspaper Group assigned all its rights in the “Scientific Discovery” newspaper exclusively to the joint venture company. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co. Ltd. is now a 49.02% owned subsidiary of ZHLD and we are now in the publication and distribution of a scientific newspaper business.

On April 27, 2008, we entered into a Share Transfer Agreement with Mr. Yuli Guo (“Guo”) and World Exchanges, Inc. (“WEI”) to purchase from Guo seventy (70) issued and outstanding common shares in WEI, representing 70% of the entire issued share capital of WEI. In consideration for the said shares, we issued to Guo 400,000 shares of our common stock. Guo retains the remaining 30% of the issued share capital of WEI. As a result of the transaction, WEI is now a 70% owned subsidiary of China Education Alliance.

The acquisition of WEI has not been fully completed as of December 31, 2009 due to the non-resolution of ongoing administrative and legal matters of WEI’s five entities in the People’s Republic of China. The Company currently is attempting to fully resolve all outstanding issues related to this acquisition. Accordingly the operations and financial position of WEI are not consolidated or presented in our consolidated financial statements as of December 31, 2009 and 2008 and for the years then ended.

On January 4, 2009, our subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”).ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital interest, and Mr. Guang Li will own 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu to hold 20% of its equity interest of ZHLDBJ on its behalf.

ZHLDBJ was incorporated on January 4, 2009 with a business term of 20 years.  The registered capital of ZHLDBJ has been paid by the parties concerned.  Mr. Xiqun Yu, our CEO, is the legal representative and the managing director of ZHLDBJ.  ZHLDBJ will be involved in the vocational training business, in particular, in running the “Million Managers Training Program”.  The “Million Managers Training Program”is the PRC’s first management training program targeted to upgrade management skills.

In February 2010, the Company, through its wholly owned subsidiary, ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"). Further, New Shifan has acquired all the assets and operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan") for RMB 6 million. Focused on the advancement of science and mathematics education, Beijing Shifan publishes the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. The magazine was founded in 1993. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are currently 23 provinces and cities and more than 100,000 students participating in the contest, which emphasizes students' abilities, technology awareness, and innovative thinking. The winners of the contest qualify for enrollment in some of the top universities in the PRC, thus it has very significant impact on the secondary education market in China.

Corporate Structure

Our present corporate structure is as follows:

             Education Systems in the PRC

            Since 1949 when the PRC was founded, the government in the PRC has considered education an important component of its economic and social development.  Recently, with the emergence of its market economy, education has become a priority in the PRC.

According to the National Bureau of Statistics of the PRC for 2003, the gross domestic product of the country was calculated at $1.41 trillion, with an annual real rate of GDP growth at 9.1%.  The average PRC family sets aside 10% of its savings for education according to the United Nations Educational, Scientific, and Cultural Organization.  We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement.  The educational system in the PRC is under pressure to reform and develop.  On March 14, 2004, the second session of the 10th National People’s Congress concluded that the PRC advocates “putting people first” as its development model. The PRC government sets education as a strategic priority in the China Agenda for Education.

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

In the PRC, primary and secondary education takes 12 years to complete.  Primary education generally is six years, junior middle school is three years, and senior middle school is three years. Children generally begin primary school at the age of six.  In 1986, the PRC  passed the Compulsory Education Law, which dictates that nine years of compulsory education (grades 1 through 9) is to become mandatory and requires that provincial and local governments take the necessary steps to ensure that all students receive at least the required nine years of education. The goal of the Compulsory Education Law, as well as the subsequent guidelines, was to universalize compulsory education and to eliminate illiteracy among the PRCpeople. According to the Bulletin of Statistics on National Educational Development in 1999 issued by the Ministry of Education, the nine-year compulsory education has covered 80% of the PRC’s population since its inception.  In 2002, the PRC began to aggressively incorporate English into its elementary school curriculum.

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

Our website makes use of its internet network resources beyond the traditional teaching methods and face-to-face constraints by providing students with access to multi-media resources such as college, middle school and elementary school test papers, courseware designed to prepare students for taking the exams, and video on demand courseware. We market our website as a platform to offer services like “Famed Instructors Test Paper Store” by offering prepaid rechargeable learning debit cards that can be to purchase our products. The learners can have materials downloaded for off-line education or study the material on-line.

We believe that through our website, we can help to change the uneven distribution of education resources since our material is designed for nationwide exams and, though the Internet, students can have access to our material nationwide. We sell our exam papers, test papers, and video on demand through our website www.edu-chn.com. We offer both exams that were previously given as well as copyrighted exams that were developed by teachers who we hire for that purpose. These examinations cover PRC primary, middle and high school exams which are used by students who are primarily in age range of six to eighteen.

We have developed some educational software and we own a database covering all levels of basic education from primary school through high school. Our plans for expansion of our business operations include the following:

•	Build up the infrastructure to ensure fast access and to satisfy the volume that would develop with increasing demand.

•	Develop a nation-wide advertising campaign to increase market awareness of our products.

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

Training Center

We provide on-site teaching services under the “Big Classroom of the Famed Instructors,” our state-of-the-art training center in Harbin. At this center, we offer both classroom training and one-on-one tutoring. The training center has approximately 36,600 square feet, with 17 modern classrooms and a capacity for 1,200 students. The courses cover each phase of compulsory education, of which junior, middle and high school as the key part. Our courses are complimentary type with regular school classes, and will vary depending on the age of the students as well as the progress of the class. Class subjects include Math, Physics, Chemistry, English, Chinese, etc. We charge students for each class taken. Thus, we determine our enrollment by the number of classes that were taken during a given period of time, and not by the number of individual students. Since the term of the classes vary, we do not schedule classes on a semester basis.

Vocational Training

We have introduced a program of on-line vocational training services. We have collaborated with the National Association of  Vocation Education of China to set up a website, www.360ve.com, which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007. We called this program our “Millions of College Students Employment Crossroad” program. We offer job search capability and career planning courses for university students. We developed this program in response to the high jobless rate for PRC college graduates. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the recruiting corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their careerneeds.

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

The National Association of Vocation Education of China has a large number of institutional members, including provincial education bureaus and more than 1,000 vocational training schools across the PRC. We intend to expand our strategic cooperation with training agencies, especially in the aspects of joint enrollment, the exchange of resources and on-site training agencies facilities.

In this program we work with the National Association of Vocation Education of China, which certifies vocational certification, and coordinate our programs with the government agencies, including the education and labor ministries, to develop and evaluate programs for vocational education. We have been authorized to provide on-line vocational education and to administer the certification process for certain vocations. However, we are not yet offering theses services.

During December 2006, we acquired all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School for approximately $1 million. The Nangang Compass Computer Training School provided classroom education resources to computer vocational school students. As a result of this acquisition, we became the exclusive partner of BeidaQingniao APTEC Software Engineering within Heilongjiang Province in the PRC for vocational training. The acquisition included materials and resources to provide on-site education classes and patented course materials. The Nangang Compass Computer Training School currently has two principal education programs focused on network engineering and ACCP software engineering with 9 on-site classrooms and 9 multimedia/computer classrooms at two centers.

Harbin New Discovery Media Co.

On April 18, 2008, our wholly-owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group to invest in a joint venture company, Harbin New Discovery Media Co., Harbin Zhong He Li Da Education Technology, Inc. contributed RMB 3,000 000 (approximately, $430,000) and Harbin Daily Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co. In return for their respective contributions, Harbin Zhong He Li Da Education Technology, Inc. will own 49.02% equity interest and Harbin Daily Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd. Pursuant to the terms of the supplementary agreement, Harbin Daily Newspaper Group shall assign all its rights in the “Scientific Discovery” newspaper exclusively to the joint venture company, Harbin New Discovery Media Co. “Scientific Discovery” was established in October 2001 to popularize scientific information and knowledge with PRCcitizens, and it has won strong brand recognition and a loyal readership in Heilongjiang province. In 2007, the “Scientific Discovery” circulation per week rose to approximately 60,000 sets, which generated total revenues of $1.1 million during the year. Harbin New Discovery Media Co., Ltd. plans to publish this newspaper twice per week, and expand distribution of the publication on a national basis. The first publication will target primary and middle school students by providing pertinent and authoritative after-school tutorship materials, which will be synchronized with students’ syllabi. The educational materials will be prepared by top-ranked educational experts and professors. The second publication will target the general population by providing scientific information and guidance in daily life.

“Million Managers Training Program”

China Education Alliance, along with The National Association of Vocational Education of China and Beijing Huayu Education Foundation is dedicated to building PRC’s first management training program, Million Managers Training Program, with the goal of improving management skills and designing a complete solution for the management, clients and suppliers. The topics are aimed at improving management skills, increasing corporate profitability and sustaining development.  The program comprises 9 education modules:

•	Enterprise surviving environment and operation strategies

•	Marketing

•	General management

•	Enterprisers management thought

•	Human recourses management

•	Enterprise’s culture

•	Financial management and capital management

•	Purchasing and production management

•	Enterprisers’ self-management and improvements

The program takes 60 days with tuition of RMB 10,000 (approximately $1,437) to RMB80,000 (approximately $11,491) based on different learning components.  Some top experts from several industries are instructors in the program in Beijing.

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

“Scientific Discovery,” a scientific information newspaper with a focus on introducing scientific knowledge to elementary and secondary students exclusively, will be marketed by the joint venture company, New Discovery.  This joint venture will create new educational material distribution channels in readable newspaper format and promote our core businesses in the future. New Discovery plans to publish this newspaper twice per week, and expand distribution of the publication on a national basis. The first publication will target primary and middle school students by providing pertinent and authoritative after-school tutorship materials, which will be synchronized with students’ syllabi. The educational materials will be prepared by top-ranked educational experts and professors. The second publication will target the general population by providing scientific information and guidance in daily life.

Our Million Managers Training Program is supported by the China Industry-University-Research Institute Collaboration Association and the Asian Brand China Committee, which both benefit economic development and employment. China Education Alliance, along with The National Association of Vocational Education of China and Beijing Huayu Education Foundation is dedicated to building the first management training program in the PRC with the goal of improving management skills and designing a total solution for management, clients and suppliers. The topics are aimed at improving management skills, increasing corporate profitability and sustaining development. The program is advertised through newspapers, web portals, radio, and national TV programs in the PRC. Through the program, we aim to increase its revenue and gain recognition in the PRC.

We expense advertising costs for outdoor spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2009 and 2008 were $1,093,535 and $892,724 , respectively.

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

Government Regulations

The education industry in the PRC is heavily regulated at all levels - national, provincial and local. PRC practices and policies have limited contract with non-PRC entities in the education industry.  In addition, our business is subject to numerous PRC rules and regulations, including restrictions on foreign ownership of Internet and education companies and regulation of Internet content. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the Internet are politically sensitive areas of the economy.  We believe that the Ministry of Education and the provincial education commissions prefer to contract with PRC companies in the industry of education.  As a result, all of our PRC subsidiaries are staffed with PRC nationals.  All of our revenue is derived from our PRC subsidiaries, and our success is dependent on the skill and experience of the employees of our subsidiaries.

Intellectual Property

The exams and other materials on our websites include material that is generally available, such as exams that were previously given, and exams and other material that was developed for us. We engage authors, who are teachers, university professors or experts in their fields, to develop materials for our websites.  Under the terms of our contracts, we own the copyright on all materials produced for us by these authors. We pay each author a fixed fee and certain percentage of sales as royalty. We also enter into agreements to use and publish educational materials developed by others, for which we pay for the use right.

Employees

As of  March 5, 2010, we have approximately 466 employees, consisting of 5 executives, 45 administrative and finance employees, 194 marketing and sales personnel, 21 research and development staff, 25 information technicians, 16 designers, 152 teaching and education administrative staff, and 8 other employees engaged in security, planning, human resources and other activities. We have no collective bargaining agreements, and we believe that we have good relations with our employees.

Item 1A.	Risk Factors.

The reader should carefully consider each of the risks described below. If any of the following risks described below should occur, our business, financial condition or results of operations could be materially adversely affected andthe trading price of our common stock could decline significantly.

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

We are subject to numerous PRC rules and regulations that restrict the scope of our business and could have a material adverse impact on us.

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

Our success depends on the management skills of Mr. Xiqun Yu, our chief executive officer and president and his relationships with educators, administrators and other business contacts.  We also depend on successfully recruiting and retaining highly skilled and experienced authors, teachers, managers, sales persons and other personnel who can function effectively in the PRC.  In some cases, the market for these skilled employees is highly competitive.  We may not be able to retain or recruit such personnel, which could materially and adversely affect our business, prospects and financial condition.  We do not maintain key person insurance on these individuals.  Except for Mr Zibing Pan, our Chief Financial Officer, we do not have employment contracts with Mr. Yu or any other officers or employees. The loss of Mr. Yu would delay our ability to implement our business plan and would adversely affect our business.

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

Because most of our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Most of our directors and our executive officers reside in the PRC and all of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

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

Approximately 40% of our outstanding common stock is owned by our chief executive officer, Mr. Xiqun Yu. Depending on the circumstances, Mr. Yu presently may have the voting power from the common stock he owns to elect all of the directors and approve any transaction requiring stockholder approval.

Risks Associated with Investing in our Common Stock

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock., which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we will be required to include a management report on internal controls over financial reporting in our Form 10-K annual report for the year ended December 31, 2008, and we will be required to include an auditor’s report on internal controls over financial reporting for the year ended December 31, 2010. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

Because of our cash requirements and potential government restrictions, we may be unable to pay dividends.

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

There may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares by certain of our selling stockholders pursuant to a prospectus or pursuant to Rule 144, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

If the selling stockholders sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale of the offered shares pursuant to a prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

Our main office is located at 58 Heng Shan Road, Kun Lun Shopping Mall Harbin, Heilonjiang Province, PRC150090, which has a total area of 4,177 square feet. This space is adequate for our present and our planned future operations. No other businesses operate from this office. We have no current plans to occupy other or additional office space.

We also have a 3,700 square meter (36,600 square foot) building in the Harbin which we use for our educational training center and our vocational training center.

Harbin New Discovery Media Co. is located at 399 You Yi Road, Dao Li District, Harbin, Heilongjiang Province, PRC, which has a total area of 120 square meters.  The annual rent is RMB140, 000 (approximately US$20,108).

Beijing Hua Yu Hui Zhong Technology Development Co. Ltd. is located at No.69, AnLeLin Road Jia, Chongwen District, Beijing, PRC, which has a total area of 327 square meters with annual rental of RMB 800,000 (approximately US$117,190).

Zhong He Li Da (Beijing) Management Consultant Co. Ltd. is located at 17-A6-1, 4th Floor, Daofeng Technology Business Zone, Qiaonan Technology Zone, Chongwen District, Beijing, PRC, which has a total area of 356 square meters with annual rental of RMB 480,000 (approximately US$70,314).

Beijing New Shifan Education & Technology Co. Ltd. is located at  Beijing Normal University, which has a total area of 100 square meters with annual rental of RMB 100,000 (approximately US$14,500).

Item 3.	Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.	(Removed and Reserved)

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the NYSE since January 27, 2010 under the symbol CEU. From July 20, 2009 to January 26, 2010, our common stock was traded on the NYSE Amex under the symbol CEU. Prior to July 20, 2009, our common stock was traded on the OTC Bulletin Board under the trading symbol CEUA.OB. The table below presents the high and low bid for our common stock for each quarter from January 1, 2008 through December 31, 2009. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.
	High	Low
Year ended December 31, 2008
1st Quarter	5.15	1.85
2nd Quarter	3.35	1.99
3rd Quarter	2.95	1.85
4th Quarter	1.85	1.08

Year ended December 31, 2009
1st Quarter	1.73	0.80
2nd Quarter	5.29	1.55
3rd Quarter	6.50	4.25
4th Quarter	6.63	5.00

As of March 8, 2010, we had 31,651,251shares of common stock outstanding and held of record by 211 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On March 8, 2010, the closing price of our common stock on NYSE was $6.33 per share.

We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

On June 18 2009, we adopted the China Education Alliance, Inc. 2009 Incentive Stock Plan (the “Plan”). We registered 1,000,000 shares of our common stock under the Plan on a Form S-8, effective June 18, 2009. On the same date, we issued 16,334 shares of our common stock to our employees and consultants, options to purchase 300,000 shares of common stock to our Chief Executive Officer, Xiqun Yu, at an exercise price of $3.19 per share, and options to purchase 116,000 shares of common stock to other employees and consultants at an exercise price of $2.90 per share. On October 29, 2009 we issued 137,005 shares of our common stock to our employees and consultants. 430,441 shares are still available under the plan as of March 8, 2010.

Registrar and Stock Transfer Agent

Our stock transfer agent is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, PA 19003.

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

Purchases of Equity Securities by China Education Alliance and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2009, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock.

Recent Sales of Unregistered Securities

During the fiscal year 2008, we did not issue any unregistered shares of our common stock.

On May 25, 2009,  we entered into a Joint Marketing Agreement with our investor relations firm, RedChip Companies, Inc. (“RedChip”) for the provision of certain investor relations services. In partial consideration of such services,  we had agreed to pay  RedChip in restricted shares of the Company’s common stock upon the Company achieving monthly milestones. Because we had achieved such these milestones, the board of directors of the Company issued to RedChip a total of 53,000 restricted shares of common stock in accordance with the provisions of the Joint Marketing Agreement on October 26, 2009.

Repurchase of Equity Securities

None.

Item 6.	Selected Financial Data.

Our net cash provided by operating activities was $18,553,167 for the year ended December 31, 2009, an increase of $8,799,852 or 90.2% from $9,753,315 for the same period in 2008. This increase was due to an increase in net income of $5,197,273 along with non-cash charges related to an increase of stock based compensation $1,530,919, and depreciation and amortization of $1,586,417, a decrease of prepaid expense of $745,196, as compared to the year ended December 31, 2008.

As a result of the foregoing, we had net income of $15,430,632, or $0.64 per share basic and $0.60 diluted, for the year ended December 31, 2009, compared with net income of $10,009,499 or $0.46 per share basic and $0.41 diluted, for the year ended December 31, 2008.

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

Overview

Our principal business is the distribution of educational resources in the PRC through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a data base comprised of such resources as test papers for secondary education courses as well as video on demand. Our data base includes more than 350,000 exams and test papers and courseware for secondary and elementary schools. We also offer, though our website, video on demand, which includes tutoring of past exam papers and exam techniques.

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

The laws of People Republic of China give the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials, which affects our revenue in our training center business. Although the sale of educational material over the Internet is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable PRC regulatory authorities.

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of December 31, 2009, we have $1,274,727 of accounts receivable, comprised of $966,308 from on-line advertising and $308,420 from the sale of prepaid debit cards sold to re-sellers.

 Our prepaid expenses at $2,692,310 account for of our current assets 3.9% of current assets as of  December 31, 2009. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, outdoor advertising and prepaid rent. As of December 31, 2009, prepayments to teachers for online materials totaled $294,622, prepayment of rent expense totaled $305,853, prepayments for outdoor advertising totaled $1,812,973, prepaid services and professional fees totaled $81,441, and other prepaid expenses were $197,421. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner in which we expense the cost of our materials, there is a difference between our cash flow and our revenue and cost of revenue.

In our on-line education business, the principal components of cost of sales are the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generates a gross margin of 79.4% for the year ended December 31, 2009. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a gross margin close to on-line education business, which was 78.8% for the year ended December 31, 2009. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

We own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to the National Vocational Education Association of China, a non-profit, quasi-government entity, for no consideration in order to enable us to work with the Guidance Center’s network to expand our business. The value of this 30% interest, which is based on our cost, is treated as goodwill.

We are in the process of introducing new services aimed at students who want to attend vocational school. These students include high school students who do not continue their education at universities and university graduates who are not able to find employment. The core business for our vocation education will be in three main areas: vocation training, vocational certification, and career development for college graduates. We have collaborated with the to the National Vocational Education Association of China in setting up www.360ve.com, which provides information regarding vocation training schools and vocation training both on-line and on-site.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin Harbin New Discovery Media Co., Ltd. Media Co., Ltd. ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd.. In return for their respective contributions, ZHLD will own 49.02% equity interest and Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd.. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of December 31, 2009 is $341,686.

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

The WEI acquisition has not been fully completed as of December 31, 2009 due to the non-resolution of ongoing administrative and legal matters in connection with WEI’s five entities in the PRC. We are currently attempting to fully resolve all outstanding issues related to this acquisition. As of December 31, 2009 we decided to exclude WEI from the consolidated financial statements until such time as the WEI acquisition is fully completed. As of December 31, 2009 and December 31, 2008 the Company has outstanding advances made to WEI of $223,860 and $80,000, respectively. Management has fully reserved these advances as of December 31, 2009, until such time as all administrative and legal matters regarding the WEI acquisition are fully resolved. As of December 31, 2009, the Company’s management has not reserved their advance on acquisition for WEI, totaling 400,000 shares of the Company’s common stock valued at $932,000 as these shares are held in trust by the Company. These shares will either be returned to the Company or cancelled, if the WEI acquisition is not successfully resolved or concluded.

Results of Operation

Comparison of Years Ended December 31, 2009 and 2008

The following table sets forth information from our statements of operations for the years ended December 31, 2009 and 2008.

	(Dollars)
	Years Ended December 31,
	2009		2008

Revenue	$36,967,483	100.0%	$24,851,017	100.0%
Cost of sales	7,364,939	19.9%	4,964,939	20.0%
Gross profit	29,602,544	80.1%	19,886,078	80.0%
Income from operations	16,151,865	43.7%	10,018,437	40.3%
Other income	260,731	0.7%	664,627	2.7%
Income before income taxes	16,411,925	44.4%	10,587,733	42.6%
Provision for income taxes	1,295,224	3.5%	669,197	2.7%
Income net loss attributable to noncontrolling interests	15,116,701	40.9%	9,918,536	39.9%
Net income	15,206,772	41.1%	10,009,499	39.9%

Our net cash provided by operating activities was $18,553,167 for the year ended December 31, 2009, an increase of $8,799,852 or 90.2% from $9,753,315 for the same period in 2008. This increase was due to an increase in net income of $5,197,273 along with non-cash charges related to an increase of stock based compensation $1,530,919, and depreciation and amortization of $1,586,417, a decrease of prepaid expense of $745,196, as compared to the year ended December 31, 2008.

We operate in one business segment, that of education, in which we operate in three revenue areas of online education, education training centers and on-line advertising. The following table sets forth information as to the gross margin for our three revenue areas for the years ended December 31, 2009 and 2008.

	(Dollars)
	Years Ended December 31,
	2009	2008
Online Education:
Revenue	$22,238,325	$16,706,917
Cost of sales	4,584,519	2,859,593
Gross profit	17,653,806	13,847,324
Gross margin	79.4%	82.9%
Training center:
Revenue	12,097,375	5,552,969
Cost of sales	2,569,538	1,922,841
Gross profit	9,527,837	3,630,128
Gross margin	78.8%	65.4%
Advertising:
Revenue	2,631,783	2,591,131
Cost of sales	210,882	182,505
Gross profit	2,420,901	2,408,626
Gross margin	92.0%	93.0%

Revenue. Revenue increased by $12,116,500 or 48.8% in fiscal year 2009 to $36,967,500, compared to $24,851,000 in 2008, resulting in gross profit of $29,602,500 for fiscal year 2009 as compared to gross profit of $19,886,100 in fiscal year 2008. The increase in revenue reflected increases of $5,531,000 from our on-line education area, $6,544,000 for our training center area, and $41,000 from our advertising income. Advertising income increased slightly between the two years. For both fiscal years 2009 and 2008, the total gross margins were at around 80%.

Cost of sales. Our overall cost of sales increased by $2,400,000 to $7,364,939 in fiscal year 2009 compared to $4,964,939 in fiscal year 2008. The increase in cost of sales reflects a $1,725,000 increase in our cost of sales for our on-line education segment, $647,000 increase in cost of sales from our training center segment, and $28,000 from our advertising segment. The on-line training area gross margin dropped slightly to 79.4% in fiscal year 2009 from 82.9% in fiscal year 2008. Our training center segment’s gross margin increased to 78.8% in fiscal year 2009 from 65.4% in fiscal year 2008 due to an increase in demand of training courses. Our advertising segment’s gross margin was at 92.0% in fiscal year 2009, at about the same level from 93.0%  in fiscal year 2008 due to the fact that advertising cost are somewhat fixed and margins increase with volume.

Selling expenses. Selling expenses increased by $1,885,274, or 25.2%, to $9,352,392 in fiscal year 2009 from $7,467,118 in fiscal year 2008. The increase in selling expenses includes increased agency fees associated with increased sales of our debit cards.

Administrative expenses. Administrative expenses increased by $1,639,683, or 108.8%, to $3,146,094 in fiscal year 2009 compared to $1,506,411 in fiscal year 2008. The increase in administrative expenses was due to the increase in professional fees and office expenses, and stock based compensation related to the parent company, ZHLD, and Beijing Hua Yu Hui Zhong Technology Development Co., Ltd.

Depreciation and amortization. Depreciation and amortization increased by $58,000, to $952,193 in fiscal year 2009 compared to $894,112 in fiscal year 2008. This increase was due to depreciation and amortization associated with increases in fixed assets and amortization of intangible assets.

Interest income. Interest income in 2009 was $130,675 compared to $127,751 in 2008, which related to earnings on our cash balances.

Income Taxes  Under previous  PRC tax law, a wholly foreign owned enterprise had a 100% tax exemption or “holiday” for the first two years after it so qualifies, and thereafter, a 50% tax “holiday” for three years. The Company received a 100% tax holiday for the year ended December 31, 2006, and then 50% reduction of the prevailing tax rate until the fiscal year ending December 31, 2009, subject to changes in tax rates implemented in 2007 that became effective on January 1, 2008 which will have the effect of increasing the enterprise tax rate by 2% per year until it reaches and effective tax rate of 25%. For the years ended December 31, 2008, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. During the year ended December 31, 2009, the Company was assessed an additional PRC enterprise income tax, above their effective rate, due to tax regulations implemented by the PRC in the year ended December 31, 2009 relating to a prior period. ZHLD management, expects ZHLD to continue being qualified as a technology and software entity, and expects to receive a 50% reduction in their statutory PRC enterprise income tax rates. If such status is not achieved, ZHLD could be subject to increased tax expense in fiscal years subsequent to December 31, 2009. Furthermore, additional taxes can be assessed, beyond statutory rates enacted and approved tax abatements received by the Company, or ZHLD. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ and ZHLDBJ are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses incurred since inception.

Net income As a result of the foregoing, we had net income of $15,206,772, or $0.63 per share basic and $0.59 diluted, for the year ended December 31, 2009, compared with net income of $10,009,499 or $0.46 per share basic and $0.41 diluted, for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our current assets primarily consist of cash, account receivables, and prepaid expenses. We do not have inventory. Our account receivables are primarily from our advertising business on our websites. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement fee and prepaid rent.

At December 31, 2009, we had cash and cash equivalents of $65,035,332, an increase of $41,617,234, or 177.7%, from $23,418,098 at December 31, 2008. This increase reflected principally the net income generated by our business during 2009, proceeds from issuance common stock $18.4 million, as well as exercises of warrants for common stock of approximately $6.4 million during the year ended December 31, 2009.

Our net cash provided by operating activities was $18,553,167 for the year ended December 31, 2009, an increase of $8,799,852 or 90.2% from $9,753,315 for the same period in 2008. This increase was due to an increase in net income of $5,197,273 along with non-cash charges related to an increase of stock based compensation $1,530,919, and depreciation and amortization of $1,586,417, a decrease of prepaid expense of $745,196, as compared to the year ended December 31, 2008.

At December 31, 2009, we had working capital of $66,737,494, an increase of $41,298,775 from working capital of $25,438,719at December 31, 2008. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses at December 31, 2009, were $1,255,991, an increase of $455,299, or 57%, from $800,692 at December 31, 2008, resulting from the increased level of business during the year.

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which is two to eight years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2009 and 2008.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax asset is from US corporate parent and has been fully reserved. Our US parent provides corporate and administrative functions for the entire consolidated Company.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

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

Prepaid expenses are primarily comprised of advance payments made for services to teachers for on-line materials and video, outdoor advertising and prepaid rent.

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

We have granted a stock option ”D” to our officers, directors or key employees to purchase a total of 456,000 shares of common stock of the company, such options to vest yearly in equal installments. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

New Accounting Pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

-
 Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM  (the “Codification” or “ASC”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”). The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. The Company adopted the Codification in the period ending September 30, 2009. The adoption of Codification did not result in any change the Company’s significant accounting policies.

-
In May 2009 the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard was effective in the first interim period ending after June 15, 2009. The Company expects this standard to have an impact on disclosures in their consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

-
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

-
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

-
EITF Issue No. 07-5 (ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6 (ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

-
In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

-
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

◦   Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
◦   Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
◦   The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

-
 In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors
China Education Alliance, Inc.

We have audited the accompanying consolidated balance sheets of China Education Alliance, Inc. and its Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Education Alliance, Inc. and its Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 15, 2010

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$65,035,332	$23,418,098
Advances to related parties	–	142,006
Accounts receivable	1,274,727	469,607
Prepaid expenses	2,692,310	3,437,506
Total current assets	69,002,369	27,467,217

Property and equipment, net	6,589,982	5,761,269
Intangibles and capitalized software, net	737,761	1,239,072
Advance on acquisition	932,000	932,000
Long-term investment	341,686	342,357

	$77,603,798	$35,741,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,255,991	$800,692
Deferred revenues	1,008,884	1,227,806
Total current liabilities	2,264,875	2,028,498

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 4,502,142 and 7,597,645 issued and outstanding, respectively, aggregate liquidation preference of $1,665,793 and $2,811,129, respectively)	1,867,644	3,010,144
Common stock ($0.001 par value, 150,000,000 shares authorized, 30,040,954 and 21,892,631 issued and outstanding, respectively)	30,041	21,893
Additional paid-in capital	38,231,623	10,751,732
Statutory reserve	3,016,143	1,990,238
Accumulated other comprehensive income	2,886,087	2,696,443
Retained earnings	30,044,687	15,863,820
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	76,076,225	34,334,270
Noncontrolling interests in subsidiaries	(737,302)	(620,853)
Total stockholders' equity	75,338,923	33,713,417

	$77,603,798	$35,741,915

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008
Revenues
Online education revenues	$22,238,325	$16,706,917
Training center revenues	12,097,375	5,552,969
Advertising revenues	2,631,783	2,591,131
Total revenue	36,967,483	24,851,017

Cost of Goods Sold
Online education costs	4,584,519	2,859,593
Training center costs	2,569,538	1,922,841
Advertising costs	210,882	182,505
Total cost of goods sold	7,364,939	4,964,939

Gross Profit
Online education gross profit	17,653,806	13,847,324
Training center gross profit	9,527,837	3,630,128
Advertising gross profit	2,420,901	2,408,626
Total gross profit	29,602,544	19,886,078

Operating Expenses
Selling expenses	9,352,392	7,467,118
Administrative	3,146,094	1,506,411
Depreciation and amortization	952,193	894,112
Total operating expenses	13,450,679	9,867,641

Other Income (Expense)
Other income	130,056	536,876
Interest income	130,675	127,751
Investment loss	(671)	(95,331)
Total other income	260,060	569,296

Net Income Before Provision for Income Tax	16,411,925	10,587,733
Provision for Income Taxes	1,295,224	669,197

Net Income	15,116,701	9,918,536
Less: net loss attributable to the noncontrolling interests	(90,071)	(90,963)
Net Income - attributable to China Education Alliance, Inc. and Subsidiaries	$15,206,772	$10,009,499

Basic Earnings Per Share	$0.63	$0.46
Diluted Earnings Per Share	$0.59	$0.41

Basic Weighted Average Shares Outstanding	24,081,002	21,549,381
Diluted Weighted Average Shares Outstanding	25,622,606	24,662,830

The Components of Other Comprehensive Income
Net income	$15,206,772	$10,009,499
Foreign currency translation adjustment	189,644	1,444,539

Comprehensive Income	$15,396,416	$11,454,038

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		Other			Total
	of		of	Par	Paid-In	Statutory	Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Value	Capital	Reserve	Income	Earnings	Interests	Equity

Balance at January 1, 2008	9,397,645	$3,677,944	19,409,830	$19,410	$6,378,110	$1,151,885	$1,250,470	$6,692,674	$(528,456)	$18,642,037

Exercise of warrants			1,482,801	1,483	2,666,076					2,667,559
Conversion of preferred stock	(1,800,000)	(667,800)	600,000	600	667,200					-
Common stock issued for World Exchange Inc			400,000	400	931,600					932,000
Foreign currency translation adjustment							1,445,973		(1,434)	1,444,539
Stock based compensation					5,326					5,326
Warrants issued for CCG services					103,420					103,420
Appropriation to Statutory reserve						838,353		(838,353)		-
Net income								10,009,499	(90,963)	9,918,536

Balance at December 31, 2008	7,597,645	3,010,144	21,892,631	21,893	10,751,732	1,990,238	2,696,443	15,863,820	(620,853)	33,713,417

Exercise of warrants			3,296,787	3,297	6,426,428					6,429,725
Conversion of preferred stock	(3,095,502)	(1,142,500)	1,031,834	1,032	1,141,468					-
Common stock issued for services			223,339	223	1,043,241					1,043,464
Common stock sold per underwriting agreement			3,596,363	3,596	18,381,299					18,384,895
Stock based compensation					487,455					487,455
Foreign currency translation adjustment							189,644		(26,378)	163,266
Appropriation to Statutory reserve						1,025,905		(1,025,905)
Net Income								15,206,772	(90,071)	15,116,701

Balance at December 31, 2009	4,502,143	$1,867,644	30,040,954	$30,041	$38,231,623	$3,016,143	$2,886,087	$30,044,687	$(737,302)	$75,338,923

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Cash flows from operating activities
Net Income	$15,206,772	$10,009,499
Adjustments to reconcile net income to net cash provided by
Operating activities
Depreciation and amortization	1,586,417	1,598,624
Warrants issued for services	-	103,420
Stock based compensation	487,455	5,326
Common stock issued for services	1,043,464	-
Loss on equity investment	671	95,331
Loss attributable to the noncontrolling interests	(90,071)	(90,963)
Net change in assets and liabilities
Account receivables	(805,120)	(469,607)
Prepaid expenses and other	745,196	(1,824,727)
Advances to related parties	142,006	(33,470)
Accounts payable and accrued liabilities	455,299	377,583
Deferred revenue	(218,922)	(17,701)
Net cash provided by operating activities	18,553,167	9,753,315

Cash flows from investing activities
Purchases of property and equipment	(1,840,377)	(996,434)
Purchases of intangible assets	(73,442)	(792,147)
Long-term investment	-	(437,688)
Net cash used in investing activities	(1,913,819)	(2,226,269)

Cash flows from financing activities
Warrants exercised	6,429,725	2,667,559
Proceeds from issuance of common stock per underwriting agreement	18,384,895	-
Net cash provided by financing activities	24,814,620	2,667,559

Effect of exchange rate	163,266	1,444,539

Net increase in cash	41,617,234	11,639,144

Cash and cash equivalents at beginning of year	23,418,098	11,778,954

Cash and cash equivalents at end of year	$65,035,332	$23,418,098

Supplemental disclosure of cash flow information
Taxes paid	$1,199,414	$669,197

Non-cash investing and financing activities
Conversion of preferred stock to common	$1,142,500	$667,800

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Description of Business

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

The Company’s principal business is the distribution of educational resources through the Internet. The Company’s website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. The Company has a data base comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. The data base includes more than 350,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, new instructors are engaged to develop new exams and methodologies for taking the exams. The Company markets this data base under the name “Famous Instructor Test Paper Store.” Also offered, though the website, is video on demand, which includes tutoring of exam papers and exam techniques. The Company compliments the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through the website without charge, our subscribers are charged for services such as the “Famous Instructor Test Paper Store” and for videos on demand. Subscribers can purchase debit cards which can be used to download material from the website.

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

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to the National Vocational Education Association of China for no consideration. The 30% interest in BHYHZ that the Company transferred to The National Vocational Education Association of China for no consideration was treated as an intangible asset. The minority ownership interest of BHYHZ have no basis in their investment.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000, 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD will own 49.02% equity interest and Newspaper Group will own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of December 31, 2009 and 2008 was $341,686 and $342,357, respectively.

Pursuant to the terms of the supplementary agreement, Newspaper Group assigned all their rights in the “Scientific Discovery” a scientific information newspaper, with a focus on education to introduce scientific knowledge to elementary and secondary students exclusively to the joint venture company, New Discovery. In the event that the rights to “Scientific Discovery” expire because of reason other than a change in government policies and an inability to defend against or resist such changes, Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, New Discovery is now a 49.02% owned equity investment of ZHLD, referred to as a long-term investment in the accompanying balance sheet.

On January 4, 2009, China Education Alliance’s subsidiary ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD own 85% equity interest, and Mr. Guang Li own 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.   ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, clients and suppliers.

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

WEI provides English training programs, English test preparation courses and overseas study and consulting services in the PRC. Included as part of the WEI Acquisition, is the acquisition of five English language schools in various parts of the PRC. The WEI acquisition has not been fully completed as of December 31, 2009 due to the non-resolution of ongoing administrative and legal matters in connection with the acquisition of WEI. The Company currently is attempting to fully resolve all outstanding issues related to this acquisition. As of December 31, 2009 the Company’s management decided to exclude completed portions of its WEI acquisition from the consolidated financial statements until such time as the WEI acquisition is fully completed. As of December 31, 2009 and December 31, 2008 the Company has outstanding advances made to WEI of $223,860 and $80,000, respectively. Management has fully reserved these advances as of December 31, 2009, until such time as all administrative and legal matters regarding the WEI acquisition are fully resolved. The resolution of these WEI acquisition matters will either result in the WEI acquisition being fully completed, or the abandonment of the WEI acquisition. As of December 31, 2009, Company management has not reserved their advance on acquisition for WEI, totaling 400,000 shares of the Company's common stock valued at $932,000, as these shares are held in trust by the Company. These shares will either be returned to the Company or cancelled if the WEI acquisition is not successfully resolved and concluded.

The Company operates in one business segment, that of education, in which it operates in two revenue areas of online education and education training centers. With the Company’s equity investment in New Discovery the Company is invested in the business of publishing and circulating “Scientific Discovery”, a scientific information newspaper, with a focus on education.

2.	Basis of Preparation of Financial Statements

The accompanying consolidated financial statements differ from the financial statements used for statutory purposes in the PRC in that they have been prepared in compliance with U.S. generally accepted accounting principles (“GAAP”) and reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with GAAP. The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

These notes and accompanying consolidated financial statements retroactively reflect a reverse split that became effective October 12, 2007. Fractional shares were rounded up resulting in the issuance of 216 shares in excess of the actual conversion rate of 3-to-1.

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD and ZETC) and its majority owned subsidiaries (BHYHZ and ZHLDBJ). All inter-company transactions and balances were eliminated.

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

Significant estimates include values and lives assigned to acquired intangible assets, reserves for allowances, uncollectible accounts receivable and stock warrant valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of December 31, 2009. The Company’s cash at their US bank is in excess of statutorily insured limits as of December 31, 2009.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing these assessments include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on these assessments there was no impairment at December 31, 2009.

Intangibles and Capitalized Software- Intangibles and capitalized software consist of franchise rights on educational products, software and the transfer of minority interest in BHYHZ subsidiary for no consideration, that are amortized over the lives of the rights agreements, or their respective useful lives, which is three to eight years .

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the years ended December 31, 2009 and 2008.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are recorded in accumulated other comprehensive income, a separate component within stockholders’ equity.

Noncontrolling Interest - Noncontrolling interests in the Company’s subsidiaries are recorded in accordance with the provisions of FASB Accounting Standards Codification 810 Consolidation (“ASC 810”)  and are reported as a component of equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of December 31, 2009 and 2008 was $1,274,727 and  $469,607, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2009 and 2008, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable for the years ended December 31, 2009 and 2008.

Advertising - The Company expenses advertising costs for outdoor spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling expenses. The total advertising expenses incurred for the years ended December 31, 2009 and 2008 were $1,093,535 and $892,724, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the years ended December 31, 2009 and 2008 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Owned Foreign Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a “Wholly Owned Foreign Enterprise.” This exemption ended on December 31, 2006, at which time ZHLD qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended December 31, 2007, 2008 and 2009.  For the years ended December 31, 2008, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. During the year ended December 31, 2009, the Company was assessed an additional PRC enterprise income tax, above their effective rate, due to tax regulations implemented by the PRC in the year ended December 31, 2009 relating to a prior period. ZHLD management, expects ZHLD to continue being qualified as a technology and software entity, and expects to receive a 50% reduction in their statutory PRC enterprise income tax rates. If such status is not achieved, ZHLD could be subject to increased tax expense in fiscal years subsequent to December 31, 2009. Furthermore, additional taxes can be assessed, beyond statutory rates enacted and approved tax abatements received by the Company, or ZHLD. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ and ZHLDBJ are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses incurred since inception.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no deferred tax assets or liabilities as of December 31, 2009and 2008. In addition, the Company has not recorded a deferred tax expense for the two years ended December 31, 2009 and 2008.

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

Software companies are eligible for a 14% VAT tax refund under PRC tax policy. The Company applied for and received VAT refunds of $0 and $536,876 during the years ended December 31, 2009 and 2008, respectively.

Related party – A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence. As of December 31, 2009 and 2008, the Company has advanced $223,860 and $80,000 to WEI, an acquisition of the Company that has not been fully completed as of December 31, 2009, due to the non-resolution of ongoing administrative and legal matters in connection with the acquisition of WEI. These advances were made to expand WEI’s operations either inside or outside of the PRC. Management has fully reserved these advances as of December 31, 2009, until such time as all administrative and legal matters regarding the WEI acquisition being fully resolved. The resolution of these WEI acquisition matters will either result in the WEI acquisition being fully completed, or the abandonment of the WEI acquisition. In addition, the Company prior to the formation of ZHLDBJ advanced $62,006 to related party’s of this entity. ZHLDBJ was established on January 4, 2009, at which time these advances became inter-company advances and have been eliminated in consolidation.

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

Level 1	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2009.

Cash and cash equivalents of approximately $65,035,300, include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of December 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
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

-
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

-
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

-
In August 2009, the FASB issued guidance on measuring liabilities at fair value. This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value. This new accounting guidance is effective for reporting period ending after December 15, 2009. The Company is evaluating this new guidance and the possible impact that the adoption of this new accounting guidance will have on their consolidated financial statements.

Recent accounting pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

-
 Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM  (the “Codification” or “ASC”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”). The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. The Company adopted the Codification in the period ending September 30, 2009. The adoption of Codification did not result in any change the Company’s significant accounting policies.

-
In May 2009 the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard was effective in the first interim period ending after June 15, 2009. The Company expects this standard to have an impact on disclosures in their consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

-
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

-
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

-
EITF Issue No. 07-5 (ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6 (ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

-
In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

-
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

◦   Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
◦   Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
◦   The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

-
 In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

4.	Concentrations of Business and Credit Risk

The majority of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of December 31, 2009, The Company maintains cash in the US, in a financial institution insured by the FDIS that has approximately $14,636,000 in funds in excess of FDIC insured amounts.

For the years ended December 31, 2009 and 2008, no single customer accounted for 10% or more of revenues.

As of December 31, 2009 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred. The Company has not accrued for any losses as of December 31, 2009.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2009	2008
Cash on Hand — China	$1,398	$417
Bank Deposits — China	49,898,143	22,705,067
Bank Deposits — US	15,135,791	712,614
	$65,035,332	$23,418,098

6.	Advance to Related Parties

Advance to related parties consist of the following:

	December 31,
	2009	2008
Advance to WEI	$-	$80,000
Advance to ZHLDBJ	-	62,006
	$-	$142,006

Advances were made to expand WEI’s operations either inside or outside of the PRC. Due to the non-resolution of ongoing administrative and legal matters in connection with the acquisition of WEI, Company management has fully reserved these advances as of December 31, 2009, until such time as all administrative and legal matters regarding the WEI acquisition are fully resolved. The resolution of these WEI acquisition matters will either result in the WEI acquisition being fully completed, or the abandonment of the WEI acquisition. In addition, the Company prior to the formation of ZHLDBJ advanced $62,006 to related party’s of this entity. ZHLDBJ was established on January 4, 2009, at which time these advances became inter-company advances and have been eliminated in consolidation.

7.	Accounts Receivables

Accounts Receivables are all unsecured and due upon demand:

	December 31,
	2009	2008
Mobi Advertising	$966,308	$467,450
Others	308,419	2,157
	$1,274,727	$469,607

The Mobi advertising is an agent for the company’s on-line advertising business with trade terms of a six-month receivable period. The others are receivables from sales of prepaid cards to re-sellers.

8.	Prepaid Expenses

Prepaid Expenses consist of the following:

	December 31,
	2009	2008
Prepaid rent	$305,853	$312,343
Prepaid teachers and online material	294,622	456,137
Prepaid services and professional fees	81,441	66,529
Prepaid outdoor advertising	1,812,973	1,939,736
Prepaid printing fee	-	633,188
Other prepaid expenses	197,421	29,573
	$2,692,310	$3,437,506

9.	Property and Equipment

Property and Equipment consist of the following:

	December 31,
	2009	2008
Buildings	$4,455,227	$3,562,826
Transportation vehicles	192,189	191,427
Communication equipment	3,148,972	2,664,840
Furniture and fixtures	2,030,114	1,567,032
	9,826,502	7,986,125
Depreciation	(3,236,520)	(2,224,856)
Net	$6,589,982	$5,761,269

For the year ended December 31, 2009 and 2008 depreciation expense totaled $1,011,664 and $910,490, respectively. Allocated in the years ended December 31, 2009 and 2008 depreciation expenses totaling $374,100 and $296,356, respectively, were included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of December 31, 2009 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and provides to the Company its usage for free.

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

Capitalized Software

The Capitalized software of the Company consists of all the Company’s software, among which two main ones are the following:

-	The Usage rights for job seekers is software to help university students to search jobs, post their resumes, and communicate with potential employers.

-	The Usage right for learners is software to help elementary and secondary students to do assignments, test papers, and get instructions from teachers.

BHYHZ Intangible

In connection with the organization of BHYHZ, the Company transferred to an unrelated non-profit organization, a quasi-governmental entity for no consideration a 30% ownership interest in the contributed capital of BHYHZ. The value of the transferred ownership is reflected as an intangible asset, related to their customer base, that is being amortized over four years. At December 31, 2009, the intangible asset relating to this transaction was $43,696 net of amortization of $21,848. The minority ownership interest share of operating losses of BHYHZ is being absorbed by the Company as the minority interest holdings have no basis in their investment. The minority losses absorbed by the Company for the year ended December 31, 2009 and 2008 were $83,325 and $90,963, respectively.

Intangibles and Capitalized Software consist of the following:

	December 31,
	2009	2008
ACCP training course	$790,975	$787,838
BENET training course	58,591	58,358
Usage rights — Job Seekers	439,430	437,688
Usage rights—Learner	292,954	291,792
Other softwares	578,668	511,500
Minority interest in BHYHZ subsidiary	43,696	43,696
	2,204,314	2,130,872
Less: accumulated amortization	(1,466,553)	(891,800)
Intangibles, net	$737,761	$1,239,072

For the year ended December 31, 2009 and 2008, amortization expenses totaled $574,753, and $668,134, respectively, and were recorded in cost of goods sold and operating expenses.

Future amortization of intangible and capitalized software assets is as follows:

Year Ended December 31,
2010	$337,566
2011	204,615
2012	53,529
2013	32,242
2014	32,242
2015	32,242
2016	27,955
2017	17,370
$737,761

11.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of December 31, 2009 and  2008, the Company had deferred revenue of $1,008,884 and $1,227,806, respectively.

12.	Stockholders’ Equity

The Company recorded the following equity transactions during the year ended December 31, 2009:

-	On June 5, 2009, the Company issued 17,000 common shares with par value US$0.001 per share to RedChip Companies Inc. for its services at a market value of $46,070.

-	On June 18, 2009, the Company issued 16,334 common shares with par value US$0.001 per share to certain employees according to the Company’s 2009 Incentive Stock Plan Inc. at a market value of $47,369.

-
On October 5, 2009, the Company issued 3,162,055 common shares according to the Underwriting Agreement with Rodman & Renshaw, LLC (the "Underwriter") for the sale of 3,162,055 shares of the Company's common stock, par value $0.001 per share, for a purchase price of $5.17 per share (net of discounts and commissions), which is 94% of the per share public offering price of $5.50 per share.

-
On October 16, 2009, the Company issued 434,308 common shares according to the Underwriting Agreement with Rodman & Renshaw, LLC (the "Underwriter") for the sale of additional 434,308 shares (overallotment), par value $0.001 per share, for a purchase price of $5.17 per share (net of discounts and commissions), which is 94% of the per share public offering price of $5.50 per share.

-
On October 29, 2009, the Company issued 137,005 common shares with par value US$0.001 per share to certain employees according to the Company’s 2009 Incentive Stock Plan Inc. at a market value of $685,025.

-
On November 30, 2009, the Company issued 53,000 common shares with par value US$0.001 per share to RedChip Companies Inc. for its services according toa Joint Marketing Agreement at a market value of $265,000.

-	During the year ended December 31, 2009 a total of 3,095,502 Series A Preferred Shares were converted into 1,031,834 shares of common stock.

-
During the year ended December 31, 2009, warrants for the acquisition of 3,497,825 shares of common stock were exercised, resulting in the issuance of 3,296,787 share of common stock, of which 364,804 shares were from cashless exercises. Total cash received from exercised warrants were $6,429,725.

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

For the years ended December 31, 2009 and 2008, dilutive shares include shares attributable to convertible preferred stock, exercisable warrants and exercisable option.

The following reconciles the components of the EPS computation.

	Years Ended December 31,
	2009	2008
Net income available to common shareholders	$15,206,772	$10,009,499

Weighted average shares outstanding - basic	24,081,002	21,549,381
Effect of dilutive securities	1,541,604	3,113,449
Weighted average shares outstanding - diluted	25,622,606	24,662,830

Earnings per share - basic	$0.63	$0.46
Earnings per share - diluted	$0.59	$0.41

14.	Statutory Reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The public welfare fund no longer requires the Company to contribute, but the Company can’t dissolve it. As of December 31, 2007, the Company appropriated 50% of its registered capital to statutory reserve for Heilongjian Zhonghe Education Training Center, and has not contributed additional funds to this subsidiary statutory surplus reserve, as they are in compliance with all applicable PRC rules. The Company’s other subsidiary has not reached their maximum contribution required for their statutory reserve; accordingly contributions were made for the year ended December 31, 2008.  For the year ended December 31, 2009 and 2008, statutory reserves activity is as follows:

	Harbin Zhong He Li Da Education Technology, Inc	Heilongjiang Zhonghe Education Training Center	Beijing Hua Yu Hui Zhong Technology Development Co., Ltd	Total
Balance – January 1, 2008	$870,018	$281,867	$-	$1,151,885
Allocations to Statutory reserves	838,353	-	-	838,353
Balance – December 31, 2008	1,708,371	281,867	-	1,990,238
Allocations to Statutory reserves	1,025,905	-	-	1,025,905
Balance – December 31, 2009	$2,734,276	$281,867	$-	$3,016,143

15.	Commitments and Contingencies

The Company and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result any material loss or damage to its properties or other assets, or personal injuries arising from its business operations may have a material adverse affect on the Company’s financial condition and operations.

16.	Warrants and Options

Warrants

Years Ended December 31, 2009 and 2008:

-	The Company did not grant any warrants during the year ended December 31, 2009 and 2008.

Warrant activity for the years ended December 31, 2009 and 2008 is as follows:

	Shares underlying warrants	Weighted average Exercise Price
Outstanding as of January 1, 2008	5,130,210	$2.03
Granted	-	-
Exercised	(1,482,801)	1.80
Expired or cancelled	-	-
Outstanding as of December 31, 2008	3,647,409	$2.12
Granted	-	-
Exercised	(3,497,825)	1.84
Expired or cancelled	(50,000)	1.29
Outstanding as of December 31, 2009	99,584	$3.00

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2009.

Exercise Price	Outstanding December 31, 2009	Weighted Average Remaining Life in Years	Number exercisable
$3.00	99,584	3.34	99,584

The remaining warrants, for 99,584 shares, have already been exercised in January 2010.The Company has no warrants left as of the date of this report issuance on March 15, 2009.

Options:

During the year ended December 31, 2009 the Company established the 2009 Incentive Stock Plan, with 1,000,000 authorized shares to be issued or granted in stock options.

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

In June 2009 the Company granted an option to purchase 20,000 shares of common stock at $2.90 per share, to a non-employee for legal services rendered. This option has a three year life, is fully vested on the date of grant, and has an exercise price equal to the market value for the Company’s commons shares on the date of grant. The fair value of options granted in June 2009 were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.88%, a weighted expected life of 2.25 year, a dividend rate of 0.0%, and a weighted expected volatility of 151.88%. The Company recorded $418,984  in compensation expenses, net of related tax effects, related to these option grant for the year ended December 31, 2009.

In September 2009 the Company granted options to an employee to purchase 30,000 shares of common stock at an exercise price of $5.59 per share. All options granted have a three year life from the date of issuance and all options have an exercise price equal to the market value of the Company’s commons shares on the date of grant. These options, vest in three equal tranches over two years with the first tranche vesting immediately upon the grant date, with the remaining two tranches vesting in equal amounts of shares on the following two anniversary dates from the date of grant.

The fair value of the September 2009 granted options were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.45%, a weighted expected life of 2.25 year, a dividend rate of 0.0%, and a weighted expected volatility of 231.45%. The Company recorded $52,467  in compensation expenses, net of related tax effects, related to this option grant for the year ended December 31, 2009.

In  November  2009 the Company granted options to an independent director to purchase 10,000 shares of common stock at an exercise price of $5.40 per share. All options granted have one year life from the date of issuance and all options have an exercise price equal to the market value of the Company’s commons shares on the date of grant. These options, vest immediately at the grant date.

The fair value of the November 2009 granted options were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 0.51%, a weighted expected life of 0.75 year, a dividend rate of 0.0%, and a weighted expected volatility of 83.17%. The Company recorded $12,210  in compensation expenses, net of related tax effects, related to this option grant for the year ended December 31, 2009.

In June 2008 pursuant to the terms of an employment agreement with the prior CFO of the Company, the Company granted an option for 10,000 shares of the Company’s common stock at an exercise price of $3.05, the then market price on the date of grant. These options have a one year life and expire on the first anniversary of the date of grant. The options vest monthly in installments of approximately 833 shares per month. The Company recorded expense over the vesting period in connection with these options granted.

The fair value of the June 2008 granted option was estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 2.17%, a weighted expected life of 0.75 year, a dividend rate of 0.0%, and a weighted expected volatility of 86.53%. The Company recorded $3,794 and $5,326  in compensation expenses, net of related tax effects, related to this option grant for the year ended December 31, 2009 and 2008, respectively. The option has expired and forfeited as of December 31, 2009.

The Company measures the intrinsic value of options at the end of each reporting period until options are exercised cancelled or expire unexercised. As of December 31, 2009 there are 294,000 options with a weighted average exercise price of $3.28 and a weighted average remaining life of 2.5 years,  that remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 6 months to1.75 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately $203,000 in compensation expense remains unearned as of December 31, 2009. The intrinsic value for exercisable options as of December 31, 2009 is approximately $441,000.

Stock option activity for the year ended December 31, 2009 is summarized as follows:

	Shares underlying options	Weighted average Exercise Price
Outstanding as of January 1, 2008	-	$-
Granted	10,000	3.05
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of December 31, 2008	10,000	$3.05
Granted	456,000	3.33
Exercised	-	-
Expired / cancelled / forfeited	(10,000)	3.05
Outstanding as of December 31, 2009	456,000	$3.33

The following table summarizes the Company’s stock options outstanding at December 31, 2009.

Exercise Price	Outstanding December 31, 2009	Weighted Average Remaining Life in Years	Number exercisable
$3.19	300,000	2.47	100,000
$2.90	116,000	2.47	42,000
$5.59	30,000	2.73	10,000
$5.40	10,000	0.87	10,000
	456,000	2.44	162,000

17.	Income Taxes

On September 15, 2004, the Company executed a Plan of Exchange with ZHLD, subsequently ZHLD applied to be as a foreign invested company immediately after the merger, and a business license was approved for such qualification on April 8, 2005. According to PRC taxation policy, there is a 100% income tax exemption or holiday for 2 years and a 50% tax exemption or holiday for 3 years applicable to a foreign invested company, advanced technology company or software development company.  Because ZHLD falls within these categories, it enjoys this income tax exemption or holiday from April 8, 2005, the date it obtained approval as a wholly owned foreign enterprise. The Company received a 100% tax holiday for the year ended December 31, 2006, and then 50% reduction of the prevailing tax rate until the fiscal year ending December 31, 2009, subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008 which will have the effect of increasing the enterprise tax rate by 2% per year until it reaches and effective tax rate of 25%. For the years ended December 31, 2008, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. During the year ended December 31, 2009, the Company was assessed an additional PRC enterprise income tax, above their effective rate, due to tax regulations implemented by the PRC in the year ended December 31, 2009 relating to a prior period. ZHLD management, expects ZHLD to continue being qualified as a technology and software entity, and expects to receive a 50% reduction in their statutory PRC enterprise income tax rates. If such status is not achieved, ZHLD could be subject to increased tax expense in fiscal years subsequent to December 31, 2009. Furthermore, additional taxes can be assessed, beyond statutory rates enacted and approved tax abatements received by the Company, or ZHLD. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ and ZHLDBJ are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses incurred since inception.

The components of income (loss) before income tax consist of approximately following:

	Years Ended December 31,
	2009	2008
U.S. Operations	$(1,916,000)	$(782,000)
Chinese Operations	18,328,000	11,370,000
	$16,412,000	$10,588,000

The components of the provision for income taxes are approximately as follows:

	Years Ended December 31,
	2009	2008
Federal, State and Local	$-	$-
Peoples Republic of China –Federal and Local	1,295,000	668,000
	$1,295,000	$668,000

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2009	2008
Income tax provision at Federal statutory rate	$5,745,000	$3,705,000
State income taxes, net of Federal benefit	755,000	487,000
Permanent differences	600,000	93,000
U.S. tax rate in excess of foreign tax rate	(2,676,000)	(1,603,000)
Abatement of foreign income taxes	(3,487,000)	(2,231,000)
Additional tax assessment for PRC income taxes – assessed in current period related to prior period	131,000	-
Increase in valuation allowance	227,000	217,000
Tax provision	$1,295,000	$668,000

The Company has a U.S net operating loss carryforward of approximately $2,200,000 as of December 31, 2009 which will begin to expire in 2025. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005. The deferred tax asset of approximately $875,000 associated with these net operating loss carryforwards was fully reserved as of December 31, 2009.

Had the tax exemption not been in place for the partial year ended December 31, 2009 and 2008, the Company estimates the following proforma financial statement impact.

	Years Ended December 31,
	2009	2008
	(Proforma)	(Proforma)
Net income before tax provision	$16,412,000	$10,588,000
Less Tax provision not exempted	1,295,000	668,000
Less Tax provision exempted	3,287,000	1,516,000
Net income	11,830,000	8,404,000
Less: net loss attributable to noncontrolling interests	(90,000)	(91,000)
Net income – attributable to the Company	$11,920,000	$8,495,000

18.	Operating Risk

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

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of PRC Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through March 15, 2010, which is the date the financial statements were issued.

On January 27, 2010, the stock of China Education Alliance, Inc was approved and began trading on the NYSE under the symbol: CEU. Prior to that the stock was traded on NYSE Amex.

On Febrary 3, 2010, China Education Alliance, Inc.announced that through its wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. ("ZHLD"), it has incorporated a new company in the People's Republic of China, Beijing New Shifan Education & Technology ("New Shifan"), with registered capital of RMB 1.95 million. Further, New Shifan has acquired all the assets and operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan") for RMB 6 million. Beijing Shifan, focused on the advancement of science and mathematics education,  publishes the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are currently 23 provinces and cities and more than 100,000 students participating in the contest, and the winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The acquisition has very significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35 percent equity interest in New Shifan, while ZHLD owns 65 percent interest.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

See Item 9A(T) below.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Zibing Pan, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2009. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).    Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s  financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Xiqun Yu, the Company’s chief executive officer, and Zibing Pan, the Company’s chief financial officer. Based on its assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Xiqun Yu	42	Chairman of the board, chief executive officer, president and director
Zibing Pan	41	Chief financial officer
James Hsu [1]	57	Director
Ansheng Huang [2,3]	63	Director
Liansheng Zhang [1,2,3]	68	Director
Yizhao Zhang[1,2,3]	40	Director

1  Member of the audit committee.
2  Member of the compensation committee.
3  Member of the nominating committee

Mr. Xiqun Yu has been our chairman and chief executive officer since the organization of our subsidiaries in 2001. He has more than 18 years of experience in senior management with several Northern PRC-based enterprises. He was responsible for marketing, strategic planning and designing for many of these corporations. Mr. Yu previously serves ad the chief executive officer of RETONG.COM, and chairman of Harbin Zhonghelida Technology Corporation, Heilongjiang Retong Advertising Co., Ltd. and Heilongjiang Wantong Telecommunication Project Co., Ltd. Mr. Yu is a member of the Council of China Harbin Advertising Association and is a Director of the China Internet Network Association. Mr. Yu received a degree in Business Administration from the Harbin University of Science and Technology in 1989.

Mr. Zibing Pan was appointed our Chief Financial Officer on August 20, 2009. Mr. Pan is a Certified Public Accountant, certified by the Oklahoma State Board of Accountancy and member of American Institute of Certified Public Accountant (AICPA) and Oklahoma Society of Certified Public Accountants (OSCPA). Mr. Pan graduated with a Master of Business Administration from the University of Central Oklahoma in 1999. He obtained his Bachelor of Arts from Anhui University, China in 1988. Prior to joining to the Company, Mr. Pan was an audit manager with EideBailly CPAs & Business Advisors (“EideBailly”) at Oklahoma City office. From September 1998 to September 2005, Mr. Pan was a statistical analyst and economist with the State of Oklahoma. From 1994 to1996, Mr. Pan worked as a loan project officer for Asian Development Bank (ADB) Loan Management Office in Anhui, China. He managed various ADB loan projects and assisted communication and translation between ADB and Chinese government.  From 1988 to 1994, Mr. Pan was an associate professor at Anhui University, China, teaching English language.

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

Mr. Ansheng Huang has been a director since October 2007. Mr. Huang has been the training director of Vocational Education Equipment Commission at the  National Association of Vocation Education of China since 1996. From 1991 through 2006, Mr. Huang was the division director of technology development at the China Education Instruction and Equipment Corporation of the PRCMinistry of Education. Mr. Huang graduated from the Department of Beijing Institute of Education with a Bachelor’s Degree in Physics.

Mr. Lianzheng Zhang has been a director since October 2007. Mr. Zhang currently serves as Pluralism Director at the Heilongjiang provincial Base of Research and Experiment in Polymer Science & Technology since July 1990. Mr. Zhang has also been appointed as a People’s Representative during the 9th (1998) and 10th (2003) National People’s Congress of the PRCfor his extraordinary achievement in Polymer Science and Technology. Mr. Zhang received a Bachelor’s Degree in Organic Chemistry from the Heilongjiang University and Master’s Degree in Polymer Chemistry at the Jillin University. Mr. Zhang was also a visiting scholar at the University of Bradford.

Mr. Yizhao Zhang is currently the chief financial officer of Universal Travel Group (NYSE: UTA). He is also an independent director of China Green Agriculture Inc. (NYSE: CGA), Kaisa Holdings Group (HK: 1638) and China Carbon Graphite, Inc. (OTC BB: CHGI), respectively. Mr. Zhang has over 13 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions in Energoup Holdings Corporation(OTC BB: ENHD), Shengtai Pharmaceutical Inc. (OTC BB: SGTI),  China Natural Resources Incorporation (NASDAQ CM: CHNR) and Chinawe Asset Management Corporation (OTC BB: CHWE). Mr. Zhang also had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation from 1993 to 1999. He is a certified public accountant of the state of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our directors or officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

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

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Our board of directors has three committees, the audit committee, the compensation committee and the nominating committee. The audit committee and compensation committee was established in October 2007, and the nominating committee was establish in October 2007. Prior to October 2007, our entire board of directors acted as the audit and compensation committee for the purpose of overseeing the accounting and financial reporting processes, and audits of ourfinancial statements.

The members of the audit committee are YizhaoZhang (Chairman), James Hsu and Liansheng Zhang. The members of the compensation committee are Liansheng Zhang (Chairman), Yizhao Zhang and Ansheng Huang. The nominating committee similarly comprises of Liansheng Zhang (Chairman), Yizhao Zhang and Ansheng Huang.

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee in October 2007. The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.    Our audit committee members are YizhaoZhang (Chairman), James Hsu and Liansheng Zhang.

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Yizhao Zhang. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the New York Stock Exchange. Our Board of Directors has adopted a written charter for the Audit Committee. The Charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp.

Compensation Committee

Our board of directors established a compensation committee in October 2007.

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The members of the compensation committee currently are Liansheng Zhang (Chairman), Yizhao Zhang and Ansheng Huang. The members of our compensation committee or their affiliates did not provide additional service to the Company or its affiliates in an amount in excess of $120,000 during the Company’s fiscal year ended December 31, 2009.

Our board of directors has adopted a written compensation committee charter.  The charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp. The directors who serve on the compensation committee are "independent" directors based on the definition of independence in the listing standards of the New York Stock Exchange.

Nominating Committee

Our board of directors established a nominating committee in June 2009.

The purpose of the nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The nominating committee will be involved evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. The members of the nominating committee currently are Liansheng Zhang (Chairman), Yizhao Zhang and Ansheng Huang.

The directors who serve on the nominating committee are "independent" directors based on the definition of independence in the listing standards of the New York Stock Exchange. The nominating committee has a written charter. The charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp. The nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to our Secretary at 58 Heng Shan Road, Kun Lun Shopping Mall,Harbin, The People’s Republic of China 150090, provided such recommendation has been made in accordance with the relevant by-laws.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available on our website.

The board and its committees held the following number of meetings during the fiscal year of 2009:

Board of Directors	0
Audit Committee	0
Compensation Committee	0
Nominating Committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent, which amounting to 9.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2009.

Board Leadership Structure and Role in Risk Oversight

Xiqun Yu is our chairman and chief executive officer. We have four independent directors. We do not have a lead independent director. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

Our Board of Directors has overall responsibility for risk oversight. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•
The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

•	The Nominating Committee oversees risks related to the company’s governance structure and processes.

Our Board of Directors is responsible to approve all related party transactions according to our Code of Ethics. We have not adopted written policies and procedures specifically for related person transactions.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except Zibing Pan was late for one Form 3 filing.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to China Education Alliance, Inc. and its subsidiaries in the fiscal years ended December 31, 2009 and 2008 in their capacity as such officers.  Mr. Xiqun Yu, our chief executive officer and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer orformer executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xiqun Yu	2009	21,000	—	—	313,000	—	—	—	334,000
Chief
Executive	2008	21,000	—	—	—	—	—	—	21,000
Officer
(principal
executive
officer)

Zibing Pan
Chief	2009	38,000	—	—	52,000	—	—	—	90,000
Financial
Officer	2008	—	—	—	—	—	—	—	—
(principal
financial
officer)(1)
Susan Liu
Former	2009	50,000	—	—	4,000	—	—	—	54,000
Chief
Financial	2008	39,000	—	—	5,000	—	—	—	44,000
Officer(2)
Chunqing
Wang	2009	—	—	—	—	—	—	—	—
Former
Chief	2008	5,000	—	—	—	—	—	—	5,000
Financial
Officer (3)

(1)	Mr. Zibing Pan joined us as our Chief Financial Officer on August 20, 2009
(2)	Ms. Susan Liu joined us as our Chief Financial Officer on June 2, 2008 and resigned on August 20, 2009.
(3)	Mr. Chunqing Wang resigned as our Chief Financial Officer on June 2, 2008.

 Outstanding Equity Awards at 2009 Fiscal Year End

As of December 31, 2009, no options were exercised, and options to purchase 456,000 shares of the Company’s common stock were outstanding.

Employment Agreements

We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, or retirement benefits to our executive officers or directors. We had entered into a five year employment agreement with of our Chief Executive Officer and our ex-Chief Financial Officer, Chunqing Wang, each of which terminate on August 9, 2009. Under the terms of the employment agreement, our Chief Executive Officer is paid $15,000 per annum and our Chief Financial Officer was paid $10,000 per annum. Pursuant to the employment agreements, the executives are also entitled to a working clothes subsidiary, insurance, medical benefits, unemployment insurance and other benefits pursuant to our standard policies.

On June 2, 2008, we appointed Susan Liu as our Chief Financial Officer pursuant to an employment agreement dated June 2, 2008. Ms. Liu’s compensation as our Chief Financial Officer is set forth in an employment agreement between Ms. Liu and us dated June 2, 2008. Under that agreement, Ms. Liu was to receive compensation consisting of the following: (i) a monthly salary of CA$6,000, (ii) an annual bonus equivalent to one month’s salary, payable in December of each year, based on the monthly salary in effect on November 30 of that year, (iii) such benefits as are available to our other employees, and (iv) options to purchase a total of 10,000 shares of our common stock, such options to vest monthly in equal installments commencing from June 2, 2008 through June 1, 2009. Susan Liu resigned on August 20, 2009.

On August 20, 2009, we appointed Zibing Pan as our new Chief Financial Officer pursuant to an employment agreement between Mr. Pan and us dated August 20, 2009.  Under that agreement, Mr. Pan is to receive an annual salary of $100,000, and an additional $300 per month towards the payment of his medical, health and dental benefits, disability, accident and life insurance. Additionally, Mr. Pan will be granted an option to purchase 30,000 shares of common stock of Company annually at an exercise price equivalent to the closing price per share of common stock on the date of the grant, which option shall vest in one-third installments over three years. As an incentive to Mr. Pan, on completion of two full years of service to the Company, the Company shall award him an additional option to purchase 40,000 shares of the Company’s common stock at an exercise price equivalent to the closing price per share of common stock on the date of the grant, which option shall vest in one-third installments over three years.

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

Board Compensation

On June 17, 2009, the Board of Directors of the Company appointed Mr. Yizhao Zhang as independent director of the Company. Mr. Zhang’s compensation as director of the Company is set forth in an appointment letter with the Company dated June 17, 2009. He will be paid a monthly fee of $1,000. He will also be granted options to purchase a total of 30,000 shares of common stock of the Company, par value $0.001 per year of service at a price to be determined by the Compensation Committee and the Board of Directors. The first set of options shall vest on the first anniversary of its grant and may be exercised until three years from the date of grant provided that Mr. Zhang is still a director of or otherwise engaged by the Company at the date of vesting.

On June 18, 2009, the Company granted Liansheng Zhang 10,000 shares of common stock of the Company. This option was issued pursuant to the Company's 2009 Incentive Stock Plan and an Incentive Stock Option Agreement dated as of June 18, 2009. The option shall become exercisable during the term of the Liansheng Zhang's employment in three equal annual installments of 3,333 shares of common stock each (save for the last installment of 3,334 shares), the first installment to be exercisable on the date of this option (the "Initial Vesting Date"), with additional installments becoming exercisable on each of the first and second anniversaries following the Initial Vesting Date. Mr. Zhang also received $5,000 inj fees in fiscal year 2009.

On November 15, 2009, James Hsu was granted an option by the Company pursuant to the Company's 2009 Incentive Stock Option Plan and an Incentive Stock Option Agreement dated as of November 15, 2009. The option shall become vested and exercisable as of November 15,2009 to purchase 10,000 shares of common stock at the exercise price of $5.40 per share during the term of the James Hsu’s employment with the Company and shall expire one year from November 15, 2009. Mr. Hsu also received $10,000 in fees in fiscal year 2009.

Mr. Ansheng Huang received $14,000 in fees in fiscal year 2009.

The following table sets forth the compensation received by our directors in fiscal year 2009 in their capacity of directors:
Name and Principal Position	Fee earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xiqun Yu	—	—	313,000	—	—	—	313,000

					—	—

James Hsu	10,000	—	12,210	—	—	—	22,210

					—	—
Ansheng
Huang	14,000	—	—	—	—	—	14,000

Liansheng							8,500
Zhang	5,000	—	3,500	—	—	—

Yizhao
Zhang	6,000	—	20,000	—	—	—	26,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 8, 2010.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)

Executive Officers and Directors
Xiqun Yu (1) 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	12,783,335	(2)	40.39%
Zibing Pan 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	10,000	(3)	*
James Hsu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	10,000	(4)	*
Ansheng Huang 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	0		0%
Liansheng Zhang 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	3,333	(5)	*
Yizhao Zhang 45 Old MillstoneDrive, NIT 6 East Windsor, NJ08520	0	(6)	0%
Officers and Directors as a group (six individuals)	12,806,668		40.43%

*Represents less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 8, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 8, 2010 (31,651,251), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
The shares beneficially owned by Xiqun Yu include (a) 12,683,335 shares of common stock directly owned by Xiqun Yu, and (b) an option granted by the Company on June 18, 2009, to purchase 300,000 shares of the Company’s common stock in three equal installments, the first being vested on the date of the grant, and additional installments being vested on the first and second anniversaries of the date of the grant.

(3)
Pursuant to an Incentive Stock Option Agreement between Zibing Pan and the Company, on September 24, 2009, Zibing Pan was granted an option to purchase 30,000 shares of common stock of Company annually at an exercise price equivalent to the closing price per share of common stock on the date of the grant, which option shall vest in one-third installments over three years, the first installment to be exercisable on the date of this option, with additional installments becoming exercisable on each of the first and second anniversaries following the date of the grant.

(4)
James Hsu was granted an option by the Company pursuant to the Company's 2009 Incentive Stock Option Plan and an Incentive Stock Option Agreement dated as of November 15, 2009. The option shall become vested and exercisable as of November 15,2009 to purchase 10,000 shares of common stock at the exercise price of $5.40 per share during the term of the James Hsu’s employment with the Company and shall expire one year from November 15, 2009.

(5)
Liansheng Zhang was granted an option to purchase 10,000 shares of the common stock of the Company on June 18, 2009. The option shall become exercisable during the term of the Liansheng Zhang's employment in three equal annual installments of 3,333 shares of common stock each (save for the last installment of 3,334 shares), the first installment to be exercisable on the date of this option, with additional installments becoming exercisable on each of the first and second anniversaries following the date of the option.

(6)
Yizhao Zhang was granted an option to purchase 30,000 shares of the common stock of the Company pursuant to the 2009 Incentive Stock Plan on June 18, 2009. The option shall vest on the first anniversary of the date of the grant and may be exercised until three years from the date of the grant of the option.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

One of our executive officers rents, in his name, two properties in Beijing, PRC on our behalf. Our executive officer leases from Beijing Yi De Zhi Bang Technology Limited office space located at Anleli Road A, 4th Floor, Building B, No. 69, Chongwen District, Beijing, PRC. The rent for this facility is RMB 480,000 per year (approximately US$68,943). The lease has a one year term, from October 1, 2008 through September 30, 2009. The lease has been renewed to be valid till September 30, 2010.

As of December 31, 2009 and December 31, 2008 the Company has outstanding advances made to its subsidiary World Exchanges, Inc (WEI) of $223,860 and $80,000, respectively, accounted for as advances to related parties.

Independent Directors

Our Board of Directors is currently comprised of a majority of independent directors, as such term is defined by the rules of the New York Stock Exchange, and such independent directors are Yizhao Zhang, James Hsu, Ansheng Huang and Liansheng Zhang.

Item 14. Principal Accounting Fees and Services.

We were billed by Sherb & Co., LLP, an independent public accounting firm, for the following professional services they performed for us during the fiscal years ended December 31, 2009 and 2008 as set forth in the table below.

	Fiscal year ended December 31,
	2009	2008
Audit fees	$103,000	$88,000
Audit-related fees	$—	$—
Tax fees	$1,800	$3,800
All other fees	$—	$—

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

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

10.8
Guarantee Agreement dated as of September 29, 2006, among Harbin Zhong He Li Da Jiao Yu KeJi You Xian Gong Si, Heilongjiang Zhonghe Education Training Center, Harbin Zhonghelida Educational Technology Company Limited, Xinqun Yu, and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of  China Education Alliance, Inc.filed with the SEC on November 1, 2006.

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

10.18
Amendment dated as of May 23, 2007 to the Securities Purchase Agreement dated May 8, 2007, among China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of  China Education Alliance, Inc. y filed with the SEC on June 7, 2007.

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

10.22
Extracts of Office Rental Agreement dated January 28, 2006 by and between Vocational Education Organization Service Centre and Beijing Hua Yu HuiZhong Technology Development Co., Limited is incorporated herein by reference to Exhibit 10.22 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10. 23
House Lease Contract dated January 29, 2006 by and between Beijing Yi De Zhi Bang Technology Limited and Beijing Huayuhuizhong Technology Development Co., Ltd.  is incorporated herein by reference to Exhibit 10.24 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10. 24
Employment Contract between Zhonghelida Education Technology Co., Ltd and Xiqun Yu dated August 9, 2004 is incorporated herein by reference to Exhibit 10.27 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10. 25
Employment Contract between Zhonghelida Education Technology Co., Ltd and Chunqing Wang dated August 9, 2004 is incorporated herein by reference to Exhibit 10.28 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10.26
Underwriting Agreement dated as of September 29, 2009 by and between the Registrant and Rodman & Renshaw, LLC, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on September 30, 2009.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm (Sherb & Co., LLP).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: March 15, 2010	By:	/s/ Xiqun Yu
Xiqun Yu President and Chief Executive Officer

Date: March 15, 2010	By:	/s/ Zibing Pan
Zibing Pan Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer	March 15, 2010
Xiqun Yu	Chairman of the Board of Directors and Director (Principal Executive Officer)

/s/ Zibing Pan	Chief Financial Officer	March 15, 2010
Zibing Pan	(Principal Financial and Accounting Officer)

/s/ James Hsu	Director	March 15, 2010
James Hsu

	Director	March 15, 2010
Ansheng Huang

/s/ Liansheng Zhang	Director	March 15, 2010
Liansheng Zhang

/s/ Yizhao Zhang	Director	March 15, 2010
Yizhao Zhang