Form 10-Q
period 2010-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2010-05-12
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 11, 2010, there are 31,654,581 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$68,566,927	$65,035,332
Accounts receivables	992,539	1,274,727
Prepaid expenses	2,352,580	2,692,310
Total current assets	71,912,046	69,002,369

Property and equipment, net	6,338,616	6,589,982
Intangibles, net	1,492,278	737,761
Advance on acquisition	932,000	932,000
Long term investment	339,589	341,686

	$81,014,529	$77,603,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$840,419	$1,255,991
Deferred revenues	870,051	1,008,884
Total current liabilities	1,710,470	2,264,875

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 and 4,502,142 issued and outstanding, respectively, aggregate liquidation preference of 0 and $1,665,793, respectively)	-	1,867,644
Common stock ($0.001 par value, 150,000,000 shares authorized, 31,654,581 and 30,040,954 issued and outstanding, respectively)	31,655	30,041
Additional paid-in capital	40,513,924	38,231,623
Statutory reserve	3,016,143	3,016,143
Accumulated other comprehensive income	2,813,652	2,886,087
Retained earnings	33,707,559	30,044,687
Stockholders' equity - CEU and Subsidiaries	80,082,933	76,076,225
Noncontrolling interests in subsidiaries	(778,874)	(737,302)
Total stockholders' equity	79,304,059	75,338,923

	$81,014,529	$77,603,798

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited

	Three months ended March 31
	2010	2009
Revenues
Online education revenues	$5,231,063	$4,829,488
Training center revenues	2,857,197	2,547,099
Other revenues	529,474	827,492
Total revenue	8,617,734	8,204,079

Cost of Goods Sold
Online education costs	1,113,558	1,199,107
Training center costs	631,969	864,650
Other costs	40,777	55,139
Total cost of goods sold	1,786,304	2,118,896

Gross Profit
Online education gross profit	4,117,505	3,630,381
Training center gross profit	2,225,228	1,682,449
Other gross profit	488,697	772,353
Total gross profit	6,831,430	6,085,183

Operating Expenses
Selling expenses	2,240,954	2,210,688
Administrative	454,193	254,751
Depreciation and amortization	232,811	245,453
Total operating expenses	2,927,958	2,710,892

Other Income (Expense)
Other Income	18,893	-
Interest income	46,693	22,756
Investment loss	(1,530)	(411)
Total other income (expense)	64,056	22,345

Net Income Before Provision for Income Tax	3,967,528	3,396,636

Provision For Income Taxes	343,179	167,155

Net Income	3,624,349	3,229,481

Net loss attributable to the noncontrolling interests	(38,523)	(49,326)

Net Income –attributable to CEU and Subsidiaries	$3,662,872	$3,278,807

Basic Earnings Per Share	$0.12	$0.15

Basic Weighted Average Shares Outstanding	31,323,734	21,892,631

Diluted Earnings Per Share	$0.12	$0.13

Diluted Weighted Average Shares Outstanding	31,389,803	24,425,179

The Components of Other Comprehensive Income
Net Income	$3,662,872	$3,278,807
Foreign currency translation adjustment	(72,435)	(38,084)

Comprehensive Income	$3,590,437	$3,240,723

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net Income	$3,662,872	$3,278,807
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	447,516	287,338
Stock based compensation	78,865	1,518
Loss on equity investment	2,097	411
Loss attributable to the noncontrolling interests	(38,523)	(49,326)
Net change in assets and liabilities
Account receivables	282,188	(862,796)
Prepaid expenses and other	339,730	1,088,961
Advances to related parties	-	162,894
Accounts payable and accrued liabilities	(415,572)	121,739
Deferred revenue	(138,833)	(85,191)
Net cash provided by operating activities	4,220,340	3,944,355

Cash flows from investing activities
Purchases of fixed assets	(72,973)	82,584
Acquisition of intangible asset	(877,694)
Long-term investment	-	227,964
Net Cash (used in) provided by investing activities	(950,667)	310,548

Cash flows from financing activities
Warrants exercised	298,749	-
Options exercised	38,657	-
Net Cash Provided by Financing Activity	337,406	-

Effect of exchange rate on cash	(75,484)	(38,084)

Net increase in cash	3,531,595	4,216,819

Cash and cash equivalents at beginning of period	65,035,332	23,418,098

Cash and cash equivalents at end of period	$68,566,927	$27,634,917

Supplemental disclosure of cash flow information:
Taxes paid	$1,274,074	$-

Non-cash investing and financing activities:
Conversion of preferred stock to common	$1,867,644	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

Nature of organization - China Education Alliance, Inc. (the “Company”), formerly known as ABC Realty Co., was originally organized under the laws of the State of North Carolina on December 2, 1996. ABC Realty Co.’s primary purpose was to act as a broker or agent in residential real estate transactions. On September 15, 2004, ABC Realty Co. was reorganized pursuant to the Plan of Exchange to acquire Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation formed on August 9, 2004 in the City of Harbin in the  Heilongjiang Province, People’s Republic of China (the “PRC”), with an authorized capital of $60,386 (RMB500,000).

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

ZHLD is a technology company engaged in the online education industry in the People’s Republic of China. Its mission is to promote online exam preparation services in the People’s Republic of China, to improve the efficiency and effectiveness of elementary education, secondary education, vocational education, skill education, continuing education, and professional training programs, and to integrate with the international education system.

ZHLD’s subsidiary, Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the PRC on July 8, 2005 with a registered capital of $60,386 and is accounted for as a wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZHTC with 1% held in trust by Xiqun Yu, the Company’s CEO, for the benefit of China Education Alliance, Inc.

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of March 31, 2010 and 2009 was $339,589 and 341,686, respectively.

On January 4, 2009, China Education Alliance’s subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.   ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, clients and suppliers.

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

WEI provides English training programs, English test preparation courses and overseas study and consulting services in the PRC. Included as part of the WEI Acquisition, is the acquisition of five English language schools in various parts of the PRC. The WEI acquisition has not been fully completed as of March 31, 2010 due to the non-resolution of ongoing administrative and legal matters in connection with the acquisition of WEI. The Company currently is attempting to fully resolve all outstanding issues related to this acquisition. As of March 31, 2010 and December 31, 2009 the Company’s management decided to exclude completed portions of its WEI acquisition from the consolidated financial statements until such time as the WEI acquisition is fully completed. As of December 31, 2009 the Company has outstanding advances made to WEI of $223,860. Management has fully reserved these advances as of December 31, 2009, until such time as all administrative and legal matters regarding the WEI acquisition are fully resolved. The resolution of these WEI acquisition matters will either result in the WEI acquisition being fully completed, or the abandonment of the WEI acquisition. As of March 31, 2010, Company management has not reserved their advance on acquisition for WEI, totaling 400,000 shares of the Company's common stock valued at $932,000, as these shares are held in trust by the Company. These shares will either be returned to the Company or cancelled if the WEI acquisition is not successfully resolved and concluded.

On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. ("ZHLD"), it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 6 million (approximately $878,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company considers the RMB 6 million payment as an intangible asset whose evaluation and life has not been finalized as of March 31, 2010, accordingly no amortization has been recorded. Beijing Shifan will be dissolved by the old owner. The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The new company brings significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35% of the equity interest in New Shifan, while ZHLD owns the remaining 65% interest. There has been minimal operating activity from New Shifan for the quarter ended March 31, 2010.

The Company’s principal business is the distribution of educational resources through the Internet and training centers. The Company’s website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary and secondary education resources. The Company has a data base comprised of such resources as test papers that are used for elementary and secondary education courses. The data base includes more than 350,000 exams and test papers and courseware for elementary and secondary school students. The Company markets this data base under the name “Famous Instructor Test Paper Store.” Although a number of the resources are available through the website without charge, our subscribers are charged for services such as the “Famous Instructor Test Paper Store” and for videos on demand. Subscribers can purchase debit cards which can be used to download material from the website.

The Company also provides on-site teaching services in Harbin and other cities, which are marketed under the name “Famed Instructors Classroom.” The Company has a 36,600 square foot training facility in Harbin, Heilonjiang Province, the PRC, which has 17 classrooms and can accommodate up to 1,200 students.

2	Basis of Preparation of Financial Statements

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

These consolidated financial statements for interim periods are unaudited.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated interim financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010.

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD and ZHTC) and its majority owned subsidiaries (BHYHZ, ZHLDBJ and New Shifan). All inter-company transactions and balances were eliminated.

Use of estimates - The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates include values and lives assigned to acquire intangible assets, the useful lives and impairment of property and equipment, collectability of accounts receivable, reserves for allowances and stock option valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of March 31, 2010. The Company’s cash at their US banks are in excess of statutorily insured limits at March 31, 2010and December 31, 2009.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at March 31, 2010 and December 31, 2009.

Intangibles - Intangibles consist of franchise rights on educational products, capitalized software and New Shifan’s expertise, magazine rights and contest operation rights.  Most intangible assets are amortized over the lives of the rights agreements, or their respective operational useful lives. The Company has not completed its evaluation of New Shifan’s intangible as of March 31, 2010, accordingly no amortization has been calculated for three months ended March 31, 2010.

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the three months ended March 31, 2010 and the year ended December 31, 2009.

Long-Lived Assets - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values; an impairment loss is recognized in operating results.

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

The Company engages an advertisement agency to manage its on-line advertisement revenue. Per the contract with this agency, upon posting of an on-line advertisement on the Company’s website, the Company is entitled to share with the agency 50% of the amount charged to the on-line advertiser. The Company recognizes advertising revenue over the term of the advertisement. The agency is responsible for collection of all ad revenue from advertisers. The agency is required to make their remittance for on-line advertising six months after on-line ads are posted on their website.

Deferred revenue reflects the unearned portion of debit cards sold and tuition. Tuition is recognized as revenue ratably over the periods in which it is earned, generally the term of the program or as the debit card is used.

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of March 31, 2010 and December 31, 2009 was $992,539 and $1,274,727, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At March 31, 2010 and December 31, 2009, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the three months ended March 31, 2010 and 2009.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of March 31, 2010 and December 31, 2009 was $870,051 and $1,008,884, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three months ended March 31, 2010 and 2009 were $381,826 and $311,693, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three months ended March 31, 2010 and 2009 are related to the Company’s PRC operations.

If the Company should have an uncertainty in accounting for income taxes, the Company evaluates a tax position in a two step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of the position. The second step is to measure the tax position that meets the more-likely-than-not threshold to determine the amount of provision or benefit to be recognized in the financial statements. A tax position is measured at the largest amount of provision or benefit where there is a greater than 50% likelihood of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Owned Foreign Enterprises (“WOFE’s”) at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a WOFE.  This exemption ended on December 31, 2006, at which time ZHLD qualified under the then current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended December 31, 2007, 2008 and 2009.  For the years ended December 31, 2008 and 2007, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. In year 2010 ZHLD continues being qualified as a technology and software entity, and expects to receive a 15% statutory PRC enterprise income tax rate. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses or no income incurred since inception.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no net deferred tax assets or liabilities as of March 31, 2010 and December 31, 2009. In addition, the Company has not recorded a deferred tax expense for the three months ended March 31, 2010and 2009.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. The Company records all revenues net of VAT taxes.

Related party - A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence.

As of December 31, 2009 the Company had advanced $223,860 to WEI, an acquisition of the Company that has not been fully completed due to the non-resolution of ongoing administrative and legal matters in connection with the acquisition of WEI. These advances were made to expand WEI’s operations either inside or outside of the PRC. Management has fully reserved these advances as of December 31, 2009, until such time as all administrative and legal matters regarding the WEI acquisition being fully resolved. The resolution of these WEI acquisition matters will either result in the WEI acquisition being fully completed, or the abandonment of the WEI acquisition.

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

 The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2010.

Cash and cash equivalents of approximately $68,566,927, include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of March 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Recent accounting pronouncements -

Recent accounting pronouncements applicable to the Company are summarized below.

—
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

—
In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

—
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.  At March 31, 2010 and December 31, 2009 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

—
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after March 31, 2010 up through May 11, 2010.  During this period no material subsequent events came to our attention.

—
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 has had minimal to no impact on our consolidated financial statements.

—
In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this ASU is expected to have minimal to no impact on our consolidated financial statements.

—
In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

—
In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

—
In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

—
In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

—
In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

—
In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

—
In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

—
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of March 31, 2010 and December 31, 2009, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $14,436,000 and $14,636,000, respectively, in funds in excess of FDIC insured amounts.

For the three months ended March 31, 2010 and 2009, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Cash on Hand — China	$609	$1,398
Bank Deposits — China	53,591,184	49,898,143
Bank Deposits — US	14,975,134	15,135,791
	$68,566,927	$65,035,332

6. Account Receivables

Accounts Receivables are all unsecured and due upon demand:

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Mobi Advertising	$807,624	$966,308
Others	184,915	308,419
	$992,539	$1,274,727

The Mobi advertising is an agent for the company’s on-line advertising business with trade terms of a six-month receivable period. The others are receivables from sales of prepaid cards to re-sellers.

7.	Prepaid Expenses

Prepaid Expenses consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Prepaid rent	$292,387	$305,853
Prepaid teachers and online material	292,949	294,622
Prepaid services and professional fees	52,662	81,441
Prepaid advertising	1,531,367	1,812,973
Other prepaid expenses	183,215	197,421
	$2,352,580	$2,692,310

8.	Property and Equipment

Property and Equipment consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Buildings	$4,449,308	$4,455,227
Transportation vehicles	264,975	192,189
Communication equipment and software	3,153,523	3,148,972
Furniture and fixtures	2,027,418	2,030,114
	9,895,224	9,826,502
Less: Accumulated Depreciation	(3,556,608)	(3,236,520)
Property and Equipment, Net	$6,338,616	$6,589,982

For the three months ended March 31, 2010 and 2009, depreciation expenses totaled $324,339 and $150,009, respectively. Allocated in the three months ended March 31, 2010 and 2009 is depreciation expense totaling $149,485 and $64,988, respectively, that is included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of March 31, 2010 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

In the PRC, land use rights, are the legal rights for an entity to use lands for a fixed period of time. The PRC adopted a dual land tenure system, under which, land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”).

9.	Intangibles

Intangibles of the Company consist of franchise rights, software, capitalized software and the transfer of minority interest in the BHYHZ subsidiary for no consideration.

Franchise Rights

The franchise rights owned by the Company consist of the following:

—	The ACCP training course is an authority for training software engineers under authorized training procedures with authorized textbooks.

—	The BENET training course is an authority for training internet engineers under authorized training procedures with authorized textbooks.

Capitalized Software

The Capitalized software of the Company consists of all the Company’s software, among which two main ones are the following:

—	The Usage rights for job seekers is software to help university students to search jobs, post their resumes, and communicate with potential employers.

—	The Usage right for learners is software to help elementary and secondary students to do assignments, test papers, and get instructions from teachers.

New Shifan’s

New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 6 million (approximately $878,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company has considered the RMB 6 million (approximately $878,000) as an intangible asset whose evaluation and life has not been finalized as of March 31, 2010, accordingly no amortization has been recorded

Intangibles consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ACCP training course	$730,387	$790,975
BENET training course	58,513	58,591
Usage rights - Job Seekers	438,847	439,430
Usage rights - Learners	292,564	292,954
Other Softwares	577,900	622,364
New Shifan	877,694	-
	2,975,905	2,204,314
Less: accumulated amortization	(1,483,627)	(1,466,553)
Intangibles, net	$1,492,278	$737,761

For the three months ended March 31, 2010 and 2009, amortization expenses totaled $123,177 and $137,329, respectively.

Future amortization of intangible assets is as follows:

Year Ended December 31,
2010	$271,060
2011	240,332
2012	80,283
2013	13,745
2014	9,164
$614,584

10.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of March 312010 and December 31, 2009, the Company had deferred revenue of $870,051 and $1,008,884, respectively.

11.	Stockholders’ Equity

The Company recorded the following equity transactions during the three months ended March 31, 2010.

•	Warrants for the acquisition of 99,583 shares of common stock were exercised, resulting in the issuance of 99,583 share of common stock. Total cash received from exercised warrants were $298,749.

•
Options for the acquisition of 13,330 shares of common stock were exercised at price $2.90, resulting in the issuance of 13,330 share of common stock. Total cash received from exercised options were $38,657.

•	Total of 4,502,143 Series A Preferred Shares were converted into 1,500,714 shares of common stock.

The Company recorded the following equity transactions during the year ended December 31, 2009:

—	On June 5, 2009, the Company issued 17,000 common shares with par value US$0.001 per share to Red Chip Companies Inc. for its services at a market value of $46,070.

—	On June 18, 2009, the Company issued 16,334 common shares with par value US$0.001 per share to certain employees according to the Company’s 2009 Incentive Stock Plan Inc. at a market value of $47,369.

—
On October 5, 2009, the Company issued 3,162,055 common shares according to the Underwriting Agreement with Rodman & Renshaw, LLC (the "Underwriter") for the sale of 3,162,055 shares of the Company's common stock, par value $0.001 per share, for a purchase price of $5.17 per share (net of discounts and commissions), which is 94% of the per share public offering price of $5.50 per share.

—
On October 16, 2009, the Company issued 434,308 common shares according to the Underwriting Agreement with Rodman & Renshaw, LLC (the "Underwriter") for the sale of additional 434,308 shares (overallotment), par value $0.001 per share, for a purchase price of $5.17 per share (net of discounts and commissions), which is 94% of the per share public offering price of $5.50 per share.

—
On October 29, 2009, the Company issued 137,005 common shares with par value US$0.001 per share to certain employees according to the Company’s 2009 Incentive Stock Plan Inc. at a market value of $685,025.

—
On November 30, 2009, the Company issued 53,000 common shares with par value US$0.001 per share to Red Chip Companies Inc. for its services according to a Joint Marketing Agreement at a market value of $265,000.

—	During the year ended December 31, 2009 a total of 3,095,502 Series A Preferred Shares were converted into 1,031,834 shares of common stock.

—
During the year ended December 31, 2009, warrants for the acquisition of 3,497,825 shares of common stock were exercised, resulting in the issuance of 3,296,787 share of common stock, of which 364,804 shares were from cashless exercises. Total cash received from exercised warrants were $6,429,725.

12.	Warrants and Options

Warrants

For three months ended March 31, 2010 and the year ended December 31, 2009, the Company did not grant any warrants.

Stock warrant activities for the three months ended March 31, 2010 is summarized as follows:

	Shares underlying warrants	Weighted average Exercise Price
Outstanding as of January 1, 2010	99,584	$3.00
Granted	-	-
Exercised	(99,584)	3.00
Expired or cancelled	-	-
Outstanding as of March 31, 2010	-	-

As of March 31, 2010, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options:

During the three months ended March 31, 2010, the Company did not grant any stock options. Options for the purchasing of 13,330 shares of common stock were exercised at price $2.90, resulting in the issuance of 13,330 share of common stock.

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

In June 2009 the Company granted an option to purchase 20,000 shares of common stock at $2.90 per share, to a non-employee for legal services rendered. This option has a three year life, is fully vested on the date of grant, and has an exercise price equal to the market value for the Company’s commons shares on the date of grant. The fair value of options granted in June 2009 were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.88%, a weighted expected life of 2.25year, a dividend rate of 0.0%, and a weighted expected volatility of 151.88%. The Company recorded $68,295 in compensation expenses, net of related tax effects, related to these option grant for the three months ended  March 31, 2010.

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

The fair value of the September 2009 granted options were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.45%, a weighted expected life of 2.25 year, a dividend rate of 0.0%, and a weighted expected volatility of 231.45%. The Company recorded $10,570  in compensation expenses, net of related tax effects, related to this option grant for the three months ended  March 31, 2010.

In November 2009 the Company granted options to an independent director to purchase 10,000 shares of common stock at an exercise price of $5.40 per share. All options granted have one year life from the date of issuance and all options have an exercise price equal to the market value of the Company’s commons shares on the date of grant. These options, vest immediately at the grant date.

The fair value of the November 2009 granted options were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 0.51%, a weighted expected life of 0.75 year, a dividend rate of 0.0%, and a weighted expected volatility of 83.17%. This option was all expensed at the time of issuance in 2009.

The Company measures the intrinsic value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of March 31, 2010 there are 294,000 options with a weighted average exercise price of $3.28 and a weighted average remaining life of 2.25 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to1.50 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately $124,000 in compensation expense remains unearned as of March 31, 2010. The intrinsic value for exercisable options as of March 31, 2010 is approximately $314,000.

The Company during the quarter ended March 31, 2010 recorded stock based compensation of $78,865 for options that are vesting.

Stock option activity for the three months ended March 31, 2010 is summarized as follows:

	Number of Options	Weighted average Exercise Price
Balance as of January 1, 2009	10,000	$3.05
Granted	456,000	3.33
Exercised	-	-
Expired/ Cancelled/ Forfeifed	(10,000)	3.05
Outstanding as of December 31, 2009	456,000	3.33
Granted	-	-
Exercised	(13,330)	2.90
Expired/ Cancelled/ Forfeifed	-	-
Outstanding as of March 31, 2010	442,670	3.33

The following table summarizes the Company’s stock options outstanding at March 31, 2010:

Exercise Price	Outstanding March 31, 2010	Weighted Average Remaining Life in Years	Number exercisable
$3.19	300,000	2.22	100,000
$2.90	102,670	2.22	28,670
$5.59	30,000	2.48	10,000
$5.40	10,000	0.62	10,000
	442,670	2.19	148,670

13.    Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended March 31, 2010 and 2009, dilutive shares include shares attributable to exercisable options only.

The following reconciles the components of the EPS computation:

	Three Months ended March 31,
	2010	2009
Net income available to common shareholders	$3,662,871	$3,278,807

Weighted average shares outstanding - basic	31,323,734	21,892,631
Effect of dilutive securities	66,069	2,532,548
Weighted average shares outstanding - diluted	31,839,803	24,425,179

Earnings per share – basic	$0.12	$0.15
Earnings per share - diluted	$0.12	$0.13

14.	Commitments and Contingencies

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued for any losses as of March 31, 2010 and December 31, 2009.

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

(d) Political risk

Currently, the People’s Republic of China is in a period of growth and is openly promoting business development in order to bring more business into the People’s Republic of China. Additionally, the People’s Republic of China allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate in the People’s Republic of China could be affected.

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

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through May 11, 2010, which is the date the financial statements were issued. The Company has reported all required subsequent events.

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

Overview

Our principal business is the distribution of educational resources through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a database comprising such resources as test papers for secondary education courses as well as video on demand. Our database includes more than 350,000 exams, test papers and courseware for secondary and elementary schools.

We also provide on-site teaching services in Harbin, where we have a 36,600 square foot training facility with 17 classrooms that can accommodate 1,200 students. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition fees for these classes.

We generate revenue through our website by selling prepaid debit cards to our subscribers. These debit cards permit the subscriber to download materials from our website over a specified period, usually one year. We recognize revenue from the debit cards when the students use the debit cards to purchase our products. To the extent that the debit cards expire unused, we recognize the remaining balance of the debit card at that time. We also recognize revenue from our other online education business including the sale of advertising on our website. We recognize revenue from our training center’s classes ratably over the term of the course, and we recognize revenue from face-to-face tutorials with students who attend our training center and face-to-face information technology training courses.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of March 31, 2010, we had $992,539 of accounts receivable, comprised of $807,624 from on-line advertising and $184,915 from the sale of prepaid debit cards sold to re-sellers.

Our prepaid expenses at $2,352,580 account for 3.3% of current assets as of March 31, 2010. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent. As of March 31, 2010, prepayments to teachers for online materials totaled $292,949, prepayment of rent expense totaled $292,387, prepayments for advertising totaled $1,531,367, prepaid services and professional fees totaled $52,662, and other prepaid expenses were $183,215. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and our revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generates a gross margin of 78.7% for the three months ended March 31, 2010. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a gross margin close to on-line education business, which was 77.9% for the three months ended March 31, 2010. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. Media Co., Ltd. ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd.. In return for their respective contributions, ZHLD will own 49.02% equity interest and Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd.. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of March 31, 2010 is $339,589.

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

The WEI acquisition has not been fully completed as of March 31, 2010 due to the non-resolution of ongoing administrative and legal matters in connection with WEI’s five entities in the PRC. We are currently attempting to fully resolve all outstanding issues related to this acquisition. As of March 31, 2010 we decided to exclude WEI from the consolidated financial statements until such time as the WEI acquisition is fully completed. As of December 31, 2009 the Company has outstanding advances made to WEI of $223,860. Management has fully reserved these advances as of December 31, 2009, until such time as all administrative and legal matters regarding the WEI acquisition are fully resolved. As of March 31, 2010, the Company’s management has not reserved their advance on acquisition for WEI, totaling 400,000 shares of the Company’s common stock valued at $932,000 as these shares are held in trust by the Company. These shares will either be returned to the Company or cancelled, if the WEI acquisition is not successfully resolved or concluded.

On January 4, 2009, China Education Alliance’s subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.   ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, clients and suppliers.

 On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. ("ZHLD"), it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 6 million (approximately $878,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company considers the RMB 6 million payment as an intangible asset whose evaluation and life has not been finalized as of March 31, 2010, accordingly no amortization has been recorded. Beijing Shifan will be dissolved by the old owner. The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The new company brings significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35% of the equity interest in New Shifan, while ZHLD owns the remaining 65% interest. There has been minimal operating activity from New Shifan for the quarter ended March 31, 2010.

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which is two to five years. We evaluate the carrying value of the franchise rights and other intangibles during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended March 31, 2010 and 2009.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax asset is from US corporate parent and has been fully resolved. Our US parent provides corporate and administrative functions for the entire consolidated Company. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

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

Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent.

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching material. We value the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent tuition payments and payments for service contracts which are amortized over their respective terms.

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

—
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

—
In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

—
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.  At March 31, 2010 and December 31, 2009 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

—
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after March 31, 2010 up through May 11, 2010.  During this period no material subsequent events came to our attention.

—
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 has had minimal to no impact on our consolidated financial statements.

—
In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this ASU is expected to have minimal to no impact on our consolidated financial statements.

—
In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

—
In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

—
In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

—
In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

—
In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

—
In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

—
In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

—
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

Results of Operations

Three Months Ended March 31, 2010 and 2009

The following table sets forth information from our statements of operations for the three months ended March 31, 2010 and 2009:

	(Dollars)
	Three Months Ended March 31,
	2010		2009
Revenue	$8,617,734	100.0%	$8,204,079	100.0%
Cost of sales	1,786,304	20.7%	2,118,896	25.8%
Gross profit	6,831,430	79.3%	6,085,183	74.2%
Income from operations	3,903,472	45.3%	3,374,291	41.1%
Other income	64,056	0.7%	22,345	0.3%
Income before income taxes	3,967,528	46.0%	3,396,636	41.4%
Provision for income taxes	343,179	4.0%	167,155	2.0%
Net income	3,624,349	42.1%	3,229,481	39.4%
Less: Net loss attributable to the noncontrolling interest	(38,523)	-0.4%	(49,326)	-0.6%
Net income - attributable to CEU and Subsidiaries	3,662,872	42.5%	3,278,807	40.0%

The following table sets forth information as to the gross margin for our three lines of business for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
Online Education:
Revenue	$5,231,063	$4,829,488
Cost of sales	1,113,558	1,199,107
Gross profit	4,117,505	3,630,381
Gross margin	78.7%	75.2%
Training center
Revenue	2,857,197	2,547,099
Cost of sales	631,969	864,650
Gross profit	2,225,228	1,682,449
Gross margin	77.9%	66.1%
Other
Revenue	529,474	827,492
Cost of sales	40,777	55,139
Gross profit	488,697	772,353
Gross margin	92.3%	93.3%

Three Months Ended March 31, 2010 and 2009

Revenue for the three months ended March 31, 2010 (the “March 31, 2010 quarter”) increased by $413,655, or 5.1%, to $8,617,734 compared to $8,204,079 for the three months ended March 31, 2009 (the “March 31, 2009 quarter”). The increase in revenue reflects an increase of $410,575, or 8.3 % from the online education division, an increase of $310,098, or 12.2% for the training center, and a decrease of 298,018, or 36% from other revenues, including advertising and network services. Our revenue usually shows a flat growth in the first quarter compared to the rest quarters of the year due to some seasonal factors like long holidays in China. Also the significant decrease of other revenue including advertising had some impact on our total revenue for the quarter. Other revenue is not the focus of our business, and in the future we will continue to focus on our two main business lines – examination preparation and vocational training. We will not expect to see significant changes from the current level of other revenue during this year.

Our overall cost of sales decreased by $332,592 to $1,786,304 in the March 31, 2010 quarter, as compared to $2,118,896 in the March 31, 2009 quarter. The decrease in cost of sales reflects a $85,549 decrease in our cost of sales for the online education division for the period, a decrease of $232,681 from our training center division, and $14,362 decrease for the other costs. Our IT training center contributed the most cost decrease due to low cost in this area. The online education’s gross margin increased to 78.7% in the March 31, 2010 quarter from 75.2% in the March 31, 2009 quarter due to the increase of online revenues and decrease of costs. In training centers, gross margin increased to 77.9% in the March 31, 2010 quarter from 66.1% in the March 31, 2009 quarter due to significant decrease in costs.  In the other revenues division, gross margin decreased slightly about 1% from 93.3% in the March 31, 2009 quarter to 92.3% in the March 31, 2010 quarter.

Selling expenses increased by $30,266 or 1.4% to $2,240,954 in the March 31, 2010 quarter from $2,210,688 in the March 31, 2009 quarter. Our selling expenses include advertising, agent fees and commissions associated with sales of our education debit cards.

Administrative expenses increased by $199,442 or 78.3%, to $454,193 in the March 31, 2010 quarter as compared to $254,751 in the March 31, 2009 quarter. The increase is due primarily to the increase in office expenses, professional fees, insurance, and stock option compensations.

Depreciation and amortization, included in operating expenses, decreased by $12,642, or 5.2%, to $232,811 in the March 31, 2010 quarter, as compared to $245,453, in the March 31, 2009 quarter. This decrease was due to some intangible assets had been fully amortized in the past year 2009.

In 2010, the applicable income tax rate for the Company is 15% for the Company’s subsidiary ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular Chinese statutory tax rate is at 25%.  The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC regular statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses or no income incurred since inception.

As a result of the foregoing, the Company had net income of $3,662,872, or $.12 per share for both basic and diluted, for the March 31, 2010 quarter, as compared with net income of $3,278,807, or $.15 per share for basic and $.13 for diluted, for the March 31, 2009 quarter. The decreased EPS is due to the increased shares outstanding.

 Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and account receivables. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement, prepaid rent, and other prepayments.  Our account receivables are primarily from our advertising business on our website.

At March 31, 2010, we had cash and cash equivalents of $68,566,927, an increase of $3,531,595 or 5.4%, from $65,035,332 at December 31, 2009. This increase reflected the net income generated by our business during the three months ended March 31, 2010.

Our net cash provided by operating activities was $4,220,339 for the three months ended March 31, 2010, an increase of $275,985 or 7.0% from $3,944,355 for the December 31, 2009. This increase was due to an increase in net income along with the decrease of prepaid expense and accounts receivable.

As of March 31, 2010, we had working capital of $70,201,576, an increase of $3,464,082 from working capital of $66,737,494 at December 31, 2009. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of March 31, 2010, were $840,419, a decrease of $415,572, or 33.1%, from $1,255,991 at March 31, 2009, resulting from the recent payments of payables from parent company during the quarter.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements

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

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: May 11 , 2010	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President (Principal Executive Officer)

Date: May 11 , 2010	/s/ Zibing Pan
Zibing Pan
Chief Financial Officer (Principal Financial
and Accounting Officer)