Form 10-Q
period 2010-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2010-08-10
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 10, 2010, there are 31,654,581 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$74,690,538	$65,035,332
Accounts receivable	1,546,937	1,274,727
Prepaid expenses	1,979,032	2,692,310
Total current assets	78,216,507	69,002,369

Property and equipment, net	6,038,568	6,589,982
Intangibles and capitalized software, net	1,362,027	737,761
Advance on acquisition	932,000	932,000
Long-term investment	333,512	341,686

	$86,882,614	$77,603,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,175,755	$1,255,991
Deferred revenues	842,908	1,008,884
Total current liabilities	3,018,663	2,264,875

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 and 4,502,142 issued and outstanding, respectively, aggregate liquidation preference of 0 and $1,665,793, respectively)	-	1,867,644
Common stock ($0.001 par value, 150,000,000 shares authorized, 31,654,581 and 30,040,954 issued and outstanding, respectively)	31,655	30,041
Additional paid-in capital	40,592,789	38,231,623
Statutory reserve	3,016,143	3,016,143
Accumulated other comprehensive income	3,055,752	2,886,087
Retained earnings	37,964,599	30,044,687
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	84,660,938	76,076,225
Noncontrolling interests in subsidiaries	(796,987)	(737,302)
Total stockholders' equity	83,863,951	75,338,923

	$86,882,614	$77,603,798

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Online education revenues	$7,386,469	$5,470,628	$12,617,532	$10,300,116
Training center revenues	2,932,222	2,007,947	5,789,419	4,555,046
Other Revenues	533,405	639,798	1,062,879	1,467,290
Total revenue	10,852,096	8,118,373	19,469,830	16,322,452

Cost of Goods Sold
Online education costs	1,128,927	1,034,312	2,242,485	2,233,419
Training center costs	630,956	501,789	1,262,925	1,366,439
Other costs	37,060	69,775	77,837	124,914
Total cost of goods sold	1,796,943	1,605,876	3,583,247	3,724,772

Gross Profit
Online education gross profit	6,257,542	4,436,316	10,375,047	8,066,697
Training center gross profit	2,301,266	1,506,158	4,526,494	3,188,607
Other gross profit	496,345	570,023	985,042	1,342,376
Total gross profit	9,055,153	6,512,497	15,886,583	12,597,680

Operating Expenses
Selling expenses	3,478,810	1,906,494	5,719,764	4,117,182
Administrative	572,847	639,361	1,027,040	894,112
Depreciation and amortization	264,663	244,898	497,474	490,351
Total operating expenses	4,316,320	2,790,753	7,244,278	5,501,645

Other Income (Expense)
Other income	2,245	-	21,138	-
Interest income	50,842	25,783	97,535	48,539
Investment loss	(6,076)	(3,678)	(7,606)	(4,089)
Total other income	47,011	22,105	111,067	44,450

Net Income Before Provision for Income Tax	4,785,844	3,743,849	8,753,372	7,140,485
Provision for Income Taxes	549,966	507,977	893,145	675,132

Net Income	4,235,878	3,235,872	7,860,227	6,465,353
Net loss attributable to the noncontrolling interests	(21,162)	(40,964)	(59,685)	(90,290)
Net Income - attributable to CEU and Subsidiaries	$4,257,040	$3,276,836	$7,919,912	$6,555,643

Basic Earnings Per Share	$0.14	$0.15	$0.25	$0.30
Diluted Earnings Per Share	$0.14	$0.13	$0.25	$0.27

Basic Weighted Average Shares Outstanding	31,323,734	21,930,272	31,323,734	21,930,272
Diluted Weighted Average Shares Outstanding	31,363,255	25,085,474	31,377,877	24,459,405

The Components of Other Comprehensive Income
Net income	$4,257,040	$3,276,836	$7,919,912	$6,555,643
Foreign currency translation adjustment	242,100	(148,642)	169,665	(186,726)

Comprehensive Income	$4,499,140	$3,128,194	$8,089,577	$6,368,917

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net Income	$7,860,227	$6,465,353
Adjustments to reconcile net income to net cash provided by Operating activities
Depreciation and amortization	913,654	663,830
Stock based compensation	157,730	332,256
Loss on equty investment	8,174	4,089
Net change in assets and liabilities
Account receivables	(272,210)	(626,926)
Prepaid expenses and other	713,278	1,285,913
Advances to related parties	-	215,308
Accounts payable and accrued liabilities	919,764	247,341
Deferred revenue	(165,976)	(186,509)
Net cash provided by operating activities	10,134,641	8,400,655

Cash flows from investing activities
Purchases of property and equipment	(110,111)	(348,837)
Acquisition of intangible asset	(876,395)	-
Long-term investment	-	227,964
Net cash used in investing activities	(986,506)	(120,873)

Cash flows from financing activities
Warrants exercised	298,749	-
Options exercised	38,657	-
Net cash provided by financing activities	337,406	-

Effect of exchange rate	169,665	(188,885)

Net increase in cash	9,655,206	8,090,897

Cash and cash equivalents at beginning of period	65,035,332	23,418,098

Cash and cash equivalents at end of period	$74,690,538	$31,508,995

Supplemental disclosure of cash flow information
Taxes paid	$2,719,163	$329,981

Non-cash investing and financing activities
Conversion of preferred stock to common	$1,867,644	$125,000

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of June 30, 2010 and December 31, 2009 was $333,512 and $341,686, respectively.

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

On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”) to purchase from Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991. WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, the Company issued but held in escrow for the Vendors benefit 400,000 shares of its common stock, with a market value at the date of issuance of $2.33 per share or $932,000. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor is desirous of selling such shares.

WEI will provide English training programs, English test preparation courses and overseas study and consulting services in the PRC. Included as part of the WEI Acquisition, will be the acquisition of five English language schools in various parts of the PRC. The Vendor owned various percentages of the interests of the five schools, and according to the transfer agreement, the Vendor was required to transfer all his interests in the schools to WEI, and complete the necessary administrative and legal procedures required by the PRC. However, so far, the Vendor had not completed all the transfer and legal procedures within the time period required in the agreement. The WEI acquisition was not fully completed as of June 30, 2010 and December 31, 2009 due to delays in transferring legal titles to these five schools. The Company currently is attempting to fully resolve all outstanding issues related to this acquisition. As of June 30, 2010 and December 31, 2009 the Company’s management decided to exclude the WEI acquisition from the consolidated financial statements until such time we have effective control over WEI’s operations which is expected to take place when the Vendor’s ownership in the five English language schools are legally and effectively transferred to WEI. Until such transfer occurs, WEI has no tangible assets and liabilities and no operations. As of June 30, 2010 and December 31, 2009 the Company had outstanding operating advances to WEI of $202,722 and $80,000, respectively, which were accounted for as advances to related parties.  Management had fully reserved these operating advances as of June 30, 2010 and December 31, 2009. The resolution of these WEI acquisition matters will either result in the WEI acquisition being fully completed, or the abandonment of the WEI acquisition.  As of June 30, 2010 and December 31, 2009, Company management has not reserved their advance on acquisition for WEI, totaling 400,000 shares of the Company’s common stock valued at $932,000, as these shares are held in trust by the Company. These shares will either be returned to the Company or cancelled if the WEI acquisition is not successfully resolved and concluded.

As mentioned above, so far, the Vendor has not completed the transfer of his interests of all the five English schools and related PRC legal procedures within the time period required in the agreement. Accordingly, we do not have effective control over WEI’s operations as of June 30, 2010 and December 31, 2009. However, we believe the Company had both the management and voting control of WEI without inclusion of the five schools. The value of shares placed in escrow in the Vendors’ behalf was properly reflected in the financial statements as an advance on acquisition.  We believe that we have properly accounted for the WEI acquisition under the cost method until such time as the acquisition is completed or abandoned.  WEI does not have a readily determinable value. Based on EITF 91-5: Nonmonetary Exchange of Cost-Method Investments, issue # 2, we recognize the investment at its historical cost.

On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. ("ZHLD"), it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 6 million (approximately $876,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company considers the RMB 6 million payment as an intangible asset whose evaluation and life has not been finalized as of June 30, 2010, accordingly no amortization has been recorded. Beijing Shifan will be dissolved by the old owner. The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The new company brings significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35% of the equity interest in New Shifan, while ZHLD owns the remaining 65% interest. There has been minimal operating activity from New Shifan for the three and six months ended June 30, 2010.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by FDIC insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of June 30, 2010 and December 31, 2009. The Company’s cash at their US banks are in excess of statutorily insured limits at approximately $8,331,000 and $14,636,000, respectively, as of June 30, 2010 and December 31, 2009.

Property and equipment - Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets after taking into account a 5% residual value for both financial and income tax reporting purposes as follows:

Buildings	20 years
Communication Equipment	10 years
Transportation Vehicles	5 years
Furniture and Fixtures	5 years

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2010 and December 31, 2009.

Intangibles - Intangibles consist of franchise rights on educational products, software, and New Shifan’s expertise, magazine rights and contest operation rights.  Most intangible assets are amortized over the lives of the rights agreements, or their respective operational useful lives. The Company has not completed its evaluation of New Shifan’s intangible as of June 30, 2010, accordingly no amortization has been calculated for three and six months ended June 30, 2010.

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded as of June 30, 2010 and 2009.

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of June 30, 2010 and December 31, 2009 was $1,546,937 and $1,274,727, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of June 30, 2010 and December 31, 2009, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the three and six months ended June 30, 2010 and 2009.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of June 30, 2010 and December 31, 2009 was $842,908 and $1,008,884, respectively.

Advertising - The Company expenses advertising costs at the time they are published in the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three and six months ended June 30, 2010 and 2009 were $293,323 and $211,939, $675,149 and $523,632, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and six months periods ended June 30, 2010 and 2009 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2010 and December 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2010 and December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Owned Foreign Enterprises (“WOFE’s”) at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a WOFE.  This exemption ended on December 31, 2006, at which time ZHLD qualified under the then current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended December 31, 2007, 2008 and 2009.  For the years ended December 31, 2008 and 2007, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. In the current fiscal year ended December 31, 2010 ZHLD continues being qualified as a technology and software entity, and receives a 15% statutory PRC enterprise income tax rate. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses or no income incurred since inception.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no net deferred tax assets or liabilities as of June 30, 2010 and December 31, 2009. In addition, the Company has not recorded a deferred tax expense for the three and six months periods ended June 30, 2010 and 2009.

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

As of June 30, 2010 and December 31, 2009 the Company has advanced $202,722 and $80,000, respectively, to WEI, an acquisition of the Company that has not been fully completed due to the non-resolution of ongoing administrative and legal matters in connection with the acquisition of WEI. These advances were made to expand WEI’s operations either inside or outside of the PRC. Management has fully reserved these advances as of June 30, 2010 and December 31, 2009, until such time as all administrative and legal matters regarding the WEI acquisition being fully resolved. The resolution of these WEI acquisition matters will either result in the WEI acquisition being fully completed, or the abandonment of the WEI acquisition.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2010.

Cash and cash equivalents of approximately $74,691,000 and $65,035,000 as of June 30, 2010 and December 31, 2009, respectively, include only cash on hand and banks that are considered to be highly liquid and easily tradable as of June 30, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

-
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

-
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

-
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

-
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

-
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

-
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

-
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

-
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

-
On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

-
In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

-
In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

-
In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of June 30, 2010 and December 31, 2009, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $8,331,000 and $14,636,000, respectively, in funds in excess of FDIC insured amounts.

For the three and six months periods ended June 30, 2010 and 2009, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
Cash on Hand – China	$395	$1,398
Bank Deposits – China	65,859,218	49,898,143
Bank Deposits – US	8,830,925	15,135,791
	$74,690,538	$65,035,332

6. Account Receivables

Accounts Receivables are all unsecured and due upon demand:

	June 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
Mobi Advertising	$890,638	$966,308
Resellers of debit cards	656,299	308,419
	$1,546,937	$1,274,727

The Mobi advertising is an agent for the Company’s on-line advertising business with trade terms of a six-month receivable period. The others are receivables from sales of prepaid cards to re-sellers.

7.	Prepaid Expenses

Prepaid Expenses consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Prepaid rent	$218,492	$305,853
Prepaid teachers and online material	298,253	294,622
Prepaid services and professional fees	24,087	81,441
Prepaid advertising	1,256,115	1,812,973
Other prepaid expenses	182,085	197,421
	$1,979,032	$2,692,310

8.	Property and Equipment

Property and Equipment consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Buildings	$4,467,280	$4,455,227
Transportation vehicles	266,045	192,189
Communication equipment	3,166,261	3,148,972
Furniture and fixtures	2,037,027	2,030,114
	9,936,613	9,826,502
Less: Accumulated Depreciation	(3,898,045)	(3,236,520)
Property and Equipment, Net	$6,038,568	$6,589,982

For the three and six months ended June 30, 2010 and 2009, depreciation expenses totaled $337,186 and $239,989, $661,525 and $389,998 respectively. Allocated in the three and six months ended June 30, 2010 and 2009 is depreciation expense totaling $161,036 and $114,525, $318,551 and $179,513 respectively, that is included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of June 30, 2010 the Company does not have any land use rights agreements in the PRC for the office buildings owned by the Company.

In the PRC, land use rights, are the legal rights for an entity to use lands for a fixed period of time. The PRC adopted a dual land tenure system, under which, land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”).

9.	Intangibles

Intangibles of the Company consist of franchise rights on educational products, software, and New Shifan’s expertise, magazine rights and contest operation rights.

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

New Shifan’s Expertise

New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 6 million (approximately $878,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company has considered the RMB 6 million (approximately $876,000) as an intangible asset whose evaluation and life has not been finalized as of June 30, 2010, accordingly no amortization has been recorded. There has been minimal operating activity from New Shifan for the three and six months ended June 30, 2010.

Intangibles consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ACCP training course	$733,337	$790,975
BENET training course	58,749	58,591
Usage rights - Job Seekers	440,619	439,430
Usage rights - Learners	293,746	292,954
Others	677,863	622,364
New Shifan Expertise	876,395	-
	3,080,709	2,204,314
Less: accumulated amortization	(1,718,682)	(1,466,553)
Intangibles, net	$1,362,027	$737,761

For the three months and six months ended June 30, 2010 and 2009, amortization expenses totaled $128,513 and $136,512, $252,129 and $273,841 respectively.

Future amortization of intangible assets excluding the New Shifan intangible asset for which a life has not yet been determined is as follows:

Year Ended December 31,
	2010	$142,107
	2011	240,332
	2012	80,283
	2013	13,745
	2014	9,165
		$485,632

10.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of June 30, 2010 and December 31, 2009, the Company had deferred revenue of $842,908 and $1,008,884, respectively.

11.	Stockholders’ Equity

The Company recorded the following equity transactions during the six months ended June 30, 2010.

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

12.	Warrants and Options

Warrants

For Six months ended June 30, 2010 and the year ended December 31, 2009, the Company did not grant any warrants.

Stock warrant activities for the six months ended June 30, 2010 is summarized as follows:

	Shares	Weighted
	underlying	average
	warrants	Exercise Price
Outstanding as of January 1, 2010	99,584	$3.00
Granted	-	-
Exercised	(99,584)	3.00
Expired or cancelled	-	-
Outstanding as of June 30, 2010	-	-

As of June 30, 2010, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options:

During the six months ended June 30, 2010, the Company did not grant any stock options. Options for the purchasing of 13,330 shares of common stock were exercised at an exercise price of $2.90, resulting in the issuance of 13,330 share of common stock.

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

In June 2009 the Company granted an option to purchase 20,000 shares of common stock at $2.90 per share, to a non-employee for legal services rendered. This option has a three year life, is fully vested on the date of grant, and has an exercise price equal to the market value for the Company’s commons shares on the date of grant. The fair value of options granted in June 2009 were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.88%, a weighted expected life of 2.25 years, a dividend rate of 0.0%, and a weighted expected volatility of 151.88%. The Company recorded $136,590 in compensation expenses, net of related tax effects, related to these option grant during the six months ended  June 30, 2010.

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

The fair value of the September 2009 granted options were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.45%, a weighted expected life of 2.25 year, a dividend rate of 0.0%, and a weighted expected volatility of 231.45%. The Company recorded $21,140  in compensation expenses, net of related tax effects, related to this option grant during the six months ended  June 30, 2010.

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

The Company measures the intrinsic value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of June 30, 2010 there are 294,000 options with a weighted average exercise price of $3.28 and a weighted average remaining life of 2.25 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to1.50 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately $94,400 in compensation expense remains unearned as of June 30, 2010. The intrinsic value for exercisable options as of June 30, 2010 is approximately $282,000.

The Company during the six months ended June 30, 2010 recorded stock based compensation of $157,730 for options that are vesting.

Stock option activity for the six months ended June 30, 2010 is summarized as follows:

	Number	Weighted
	of	average
	Options	Exercise Price
Balance as of January 1, 2009	10,000	$3.05
Granted	456,000	3.33
Exercised	-	-
Expired/ Cancelled/ Forfeifed	(10,000)	3.05
Outstanding as of December 31, 2009	456,000	3.33
Granted	-	-
Exercised	(13,330)	2.90
Expired/ Cancelled/ Forfeifed	-	-
Outstanding as of June 30, 2010	442,670	3.33

The following table summarizes the Company’s stock options outstanding at June 30, 2010:

Exercise Price	Outstanding June 30, 2010	Weighted Average Remaining Life in Years	Number exercisable
$3.19	300,000	2.00	100,000
$2.90	102,670	2.00	28,670
$5.59	30,000	2.25	10,000
$5.40	10,000	0.42	10,000
	442,670	1.98	148,670

13.	Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months and six ended June 30, 2010, dilutive shares include shares attributable to exercisable option only.

The following reconciles the components of the EPS computation:
	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Net income available to common shareholders	$4,257,040	$3,276,836	$7,919,912	$6,555,643

Weighted average shares outstanding - basic	31,323,734	21,930,272	31,323,734	21,930,272
Effect of dilutive securities	39,521	3,155,202	54,143	2,529,133
Weighted average shares outstanding - diluted	31,363,255	25,085,474	31,377,877	24,459,405

Earnings per share – basic	$0.14	$0.15	$0.25	$0.30
Earnings per share - diluted	$0.14	$0.13	$0.25	$0.27

14.	Commitments and Contingencies

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued for any losses as of June 30, 2010 and December 31, 2009.

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

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of June 30, 2010. The Company has reported all required subsequent events.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of June 30, 2010, we had $1,546,937 of accounts receivable, comprised of $890,638 from on-line advertising and $656,299 from the sale of prepaid debit cards sold to re-sellers.

Our prepaid expenses at $1,979,032 account for 2.5% of current assets as of June 30, 2010. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent. As of June 30, 2010, prepayments to teachers and online materials totaled $298,253, prepayment of rent expense totaled $218,492, prepayments for advertising totaled $1,256,115, prepaid services and professional fees totaled $24,087, and other prepaid expenses were $182,085. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and our revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generates a gross margin of 84.7% and 82.2% for the three months and six months ended June 30, 2010, respectively. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a gross margin close to on-line education business, which was 78.5% and 78.2% for the three months and six months ended June 30, 2010, respectively. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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
On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. Media Co., Ltd. ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd. In return for their respective contributions, ZHLD will own 49.02% equity interest and Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of June 30, 2010 is $333,512.

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

              On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”) to purchase from Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991. WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, the Company issued but held in escrow for the Vendors benefit 400,000 shares of its common stock, with a market value at the date of issuance of $2.33 per share or $932,000. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor is desirous of selling such shares.

             WEI will provide English training programs, English test preparation courses and overseas study and consulting services in the PRC. Included as part of the WEI Acquisition, will be the acquisition of five English language schools in various parts of the PRC. The Vendor owned various percentages of the interests of the five schools, and according to the transfer agreement, the Vendor was required to transfer all his interests in the schools to WEI, and complete the necessary administrative and legal procedures required by the PRC. However, the Vendor has not, to date, completed all the transfer and legal procedures within the time period required in the agreement. The WEI acquisition was not fully completed as of June 30, 2010 and December 31, 2009 due to delays in transferring legal titles to these five schools. The Company currently is attempting to fully resolve all outstanding issues related to this acquisition. As of June 30, 2010 and December 31, 2009 the Company’s management decided to exclude the WEI acquisition from the consolidated financial statements until such time we have effective control over WEI’s operations which is expected to take place when the Vendor’s ownership in the five English language schools are legally and effectively transferred to WEI. Until such transfer occurs WEI has no tangible assets and liabilities and no operations. As of June 30, 2010 and December 31, 2009 the Company had outstanding advances to WEI of $202,722 and $80,000, respectively, which were accounted for as advances to related parties.  Management had fully reserved these advances as of June 30, 2010 and December 31, 2009. The resolution of these WEI acquisition matters will either result in the WEI acquisition being fully completed, or the abandonment of the WEI acquisition.  As of June 30, 2010 and December 31, 2009, Company management has not reserved their advance on acquisition for WEI, totaling 400,000 shares of the Company’s common stock valued at $932,000, as these shares are held in trust by the Company. These shares will either be returned to the Company or cancelled if the WEI acquisition is not successfully resolved and concluded.

            The Vendor has not completed the transfer of his interests of all the five English schools and related PRC legal procedures within the time period required in the agreement to WEI and as such, we do not have effective control over WEI’s operations as of June 30, 2010 and December 31, 2009. However, we believe the Company had both the management and voting control of WEI without inclusion of the five schools. The value of shares placed in escrow in the Vendors’ behalf was properly reflected in the financial statements as an advance on acquisition.  We believe that we have properly accounted for the WEI acquisition under the cost method until such time as the acquisition is completed or abandoned.  WEI does not have a readily determinable value. Based on EITF 91-5: Nonmonetary Exchange of Cost-Method Investments, issue # 2, we recognize the investment at its historical cost.

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

 On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. ("ZHLD"), it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 6 million (approximately $878,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company considers the RMB 6 million payment as an intangible asset whose evaluation and life has not been finalized as of June 30, 2010, accordingly no amortization has been recorded. Beijing Shifan will be dissolved by the old owner. The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The new company brings significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35% of the equity interest in New Shifan, while ZHLD owns the remaining 65% interest. There has been minimal operating activity from New Shifan for the three and six months ended June 30, 2010.

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which is two to five years. We evaluate the carrying value of the franchise rights and other intangibles during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended June 30, 2010 and 2009.

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

-
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

-
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

-
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

-
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

-
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

-
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

-
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

-
On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

-
In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

-
In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

-
In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

Results of Operations

Three Months Ended June 30, 2010 and 2009

The following table sets forth information from our statements of operations for the three months ended June 30, 2010 and 2009:

	(Dollars)
	Three Months Ended June 30,
	2010		2009

Revenue	$10,852,096	100.0%	$8,118,373	100.0%
Cost of sales	1,796,943	16.6%	1,605,876	19.8%
Gross profit	9,055,153	83.4%	6,512,497	80.2%
Income from operations	4,738,833	43.7%	3,721,744	45.8%
Other income	47,011	0.4%	22,105	0.3%
Income before income taxes	4,785,844	44.1%	3,743,849	46.1%
Provision for income taxes	549,966	5.1%	507,977	6.3%

Net income	4,235,878	39.0%	3,235,872	39.9%
Less: Net loss attributable to the noncontrolling interest	(21,162)	(0.2)%	(40,964)	(0.5)%
Net income - attributable to CEU and Subsidiaries	4,257,040	39.2%	3,276,836	40.4%

The following table sets forth information as to the gross margin for our three lines of business for the three months ended June 30, 2010 and 2009:

	(Dollars)
	Three Months Ended June 30
	2010	2009
Online Education:
Revenue	$7,386,469	$5,470,628
Cost of sales	1,128,927	1,034,312
Gross profit	6,257,542	4,436,316
Gross margin	84.7%	81.1%
Training center
Revenue	2,932,222	2,007,947
Cost of sales	630,956	501,789
Gross profit	2,301,266	1,506,158
Gross margin	78.5%	75.0%
Other
Revenue	533,405	639,798
Cost of sales	37,060	69,775
Gross profit	496,345	570,023
Gross margin	93.1%	89.1%

Three Months Ended June 30, 2010 and 2009

Revenue for the three months ended June 30, 2010 (the “June 30, 2010 quarter”) increased by $2,733,723, or 33.7%, to $10,852,096 compared to $8,118,373 for the three months ended June 30, 2009 (the “June 30, 2009 quarter”). The increase in revenue reflects an increase of $1,915,841, or 35.0 % from the online education division, an increase of $924,275, or 46.0% for the training center, and a decrease of 106,393, or 16.6% from other revenues, including advertising and network services. Other revenue is not the focus of our business, and in the future we will continue to focus on our two main business lines – examination preparation and vocational training. We will not expect to see significant changes on the current level of other revenue during this year.

Our deferred revenue reflects the unearned portion of debit cards sold in the online division and unearned tuition from training center. The deferred revenue is not necessarily in direct proportion to our revenue. Usually the Company’s deferred revenue remains at a relatively low level in relation to revenue from debit cards, as most students consume their debit cards in a short period, and mostly tuition are expensed monthly. A change in deferred revenue is not necessarily related to students’ enrollment, and also has no impact in subsequent quarters.

            We believe the education market in China is quite large and significantly fragmented. Our current activities are primarily in the Northeast four provinces of China. China has about 150 million students aged 6 -18, which are the target of our education services. In the Northeast four provinces, there are about 10 million students in the 6-18 age group, while the number of student we are serving is only  about 500,000 – 600,000, only about 5% of the students in our current market. Therefore, we believe that we have great potential to grow.  Our growth will depend on how we penetrate and expand into the market. Our expansion may take the form of organic growth and acquisitions and the key to our growth will be the increase in students’ enrollment.

Our overall cost of sales increased by $191,067 or 11.9% to $1,796,943 in the June 30, 2010 quarter, as compared to $1,605,876 in the June 30, 2009 quarter. The increase in cost of sales reflects a $94,615 or 9.1% increase in our cost of sales for the online education division for the period, an increase of $129,167 or 25.7% from our training center division –which is related to the revenue increase, and $32,715 decrease for the other costs. The online education’s gross margin increased to 84.7% in the June 30, 2010 quarter from 81.1% in the June 30, 2009 quarter due to the increase of online revenues and relatively stable costs. For our training centers, gross margin increased to 78.5% in the June 30, 2010 quarter from 75.0% in the June 30, 2009 quarter also due to revenue increases exceeding costs increases.  In the other revenuessegment, gross margin increased from 89.1% in the June 30, 2009 quarter to 93.1% in the June 30, 2010 quarter.

Selling expenses increased by $1,572,316 or 82.5% to $3,478,810 in the June 30, 2010 quarter from $1,906,494 in the June 30, 2009 quarter. Selling expenses experienced significant increase quarter over quarter, from 23% of total revenue in the June 30, 2009 quarter to 32% current quarter. Our selling expenses include media advertising, outdoor advertising agent fees and commissions associated with sales of our exam prep debit cards and enrollment of onsite training centers.

Administrative expenses decreased by $66,514 or 10.4%, to $572,847 in the June 30, 2010 quarter as compared to $639,361 in the June 30, 2009 quarter. Depreciation and amortization increased by $19,765, or 8.1%, to $264,663 in the June 30, 2010 quarter, as compared to $244,898, in the June 30, 2009 quarter.

As a result of the foregoing, the Company had net income of $4,257,040, or $.14 per share for both basic and diluted, for the June 30, 2010 quarter, as compared with net income of $3,276,836, or $.15 per share for basic and $.13 for diluted, for the June 30, 2009 quarter.

Six Months Ended June 30, 2010 and 2009

The following table sets forth information from our statements of operations for the six months ended June 30, 2010 and 2009.

	(Dollars)
	Six months Ended September 30,
	2010		2009

Revenue	$19,469,830	100.0%	$16,322,452	100.0%
Cost of sales	3,583,247	18.4%	3,724,772	22.8%
Gross profit	15,886,583	81.6%	12,597,680	77.2%
Income from operations	8,642,305	44.4%	7,096,035	43.5%
Other income	111,067	0.6%	44,450	0.3%
Income before income taxes	8,753,372	45.0%	7,140,485	43.7%
Provision for income taxes	893,145	4.6%	675,132	4.1%
Income before minority interest	7,860,227	40.4%	6,465,353	39.6%
Net income	7,860,227	40.4%	6,465,353	39.6%
Net loss attributable to the noncontrolling interests	(59,685)	(0.3)%	(90,290)	(0.6)%
Net Income - attributable to CEU and Subsidiaries	7,919,912	40.7%	6,555,643	40.2%

The following table sets forth information as to the gross margin for our three revenue areas for the six months ended June 30, 2010 and 2009.

	(Dollars)
	Six months Ended June 30,
	2010	2009
Online Education:
Revenue	$12,617,532	$10,300,116
Cost of sales	2,242,485	2,233,419
Gross profit	10,375,047	8,066,697
Gross margin	82.2%	78.3%
Training center:
Revenue	5,789,419	4,555,046
Cost of sales	1,262,925	1,366,439
Gross profit	4,526,494	3,188,607
Gross margin	78.2%	70.0%
Advertising:
Revenue	1,062,879	1,467,290
Cost of sales	77,837	124,914
Gross profit	985,042	1,342,376
Gross margin	92.7%	91.5%

Revenue. Revenue increased by $3,147,378 or 19.3% in for the six months ended June 30, 2010 to $19,469,830 as compared to $16,322,452 for the same period in 2009, resulting in gross profit of $15,886,583 and gross margin of 81.6% for the six months ended June 30, 2010 as compared to gross profit of $12,597,580 and gross margin 77.2% for the same period in 2009. The increase in revenue reflected increases of $2,317,416 from our on-line education area, $1,234,373 for our training center area, and a decrease of $404,411 from our other revenue area. Other revenue is not the focus of our business, and in the future we will continue to focus on our two main business lines – examination preparation and vocational training. We will not expect to see significant changes on the current level of advertising revenue during this year.

Cost of sales. Our overall cost of sales decreased by $141,525 to $3,583,247 for the six months ended June 30, 2010 as compared to $3,724,772 for the same period in 2009. The cost decrease occurred during the first quarter of this year due to the flat growth during that period. For the six month ended June 30, 2010, our on-line education area’s cost of sales experienced a slight increase of $9,066, or 0.4%.  For our training centers and other areas, costs decreased $103,514 and $47,077 respectively. The decrease of costs from our training center division is due to the low cost in our IT training center. At our IT center, most teachers are our own employees, and the cost for an employee-teacher is only about one tenth of contracted non-employee teachers.

The on-line training area gross margin increased to 82.2% for the six months ended June 30, 2010 from 78.3% for the same period in 2009. Our training center area gross margin increased to 78.2% for the six months ended June 30, 2010 from 70.0% for the same period in 2009.  In the other areas, gross margin kept at above 90% for the six months both at the June 30, 2010 and 2009.

Selling expenses. Selling expenses increased by $1,602,582, or 38.9%, to $5,719,764 for the six months ended June 30, 2010 from $4,117,182 for the same period in 2009. The second quarter of the year experienced more increases in selling expenses.

Administrative expenses. Administrative expenses increased by 132,928, or 14.9% to $1,027,040 for the first six months in 2010 as compared to $894,112 in 2009. Depreciation and amortization expenses changed very slightly due to some intangible and fixed assets having been fully depreciated.

Interest income. Interest income increased by $48,996, or 101% to $97,535 for the six months ended June 30, 2010 as compared to $48,539 for the same period in 2009.

Income Taxes. The provision for income tax increased by $218,103, or 32.3% for the six months ended June 30, 2010 compared to the same period of last year.  In 2010, the applicable income tax rate for the Company is 15% for the Company’s subsidiary ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular Chinese statutory tax rate is at 25%.  The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC regular statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses or no income incurred since inception.

Net income. As a result of the foregoing, we had net income of $7,919,912, or $0.25 per share basic and diluted, for the six months ended June 30, 2010, as compared with net income of $6,555,643 or $0.30 per share basic and $0.27 per share diluted, for the six months ended June 30, 2009. The decreased EPS is due to the increased number of shares outstanding.

 Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and account receivables. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement, prepaid rent, and other prepayments.  Our account receivables are primarily from our advertising business on our website.

At June 30, 2010, we had cash and cash equivalents of $74,690,538, an increase of $9,655,206 or 14.8%, from $65,035,332 at December 31, 2009. This increase reflected the net income generated by our business during the six months ended June 30, 2010.

Our net cash provided by operating activities was $10,134,641 for the six months ended June 30, 2010, an increase of $1,733,986 or 20.6% from $8,400,655 for the six months ended June 30, 2009. This increase was due to an increase in net income along with the decrease of prepaid expenses and accounts receivable.

As of June 30, 2010, we had working capital of $75,197,844, an increase of $8,460,350 from working capital of $66,737,494 at December 31, 2009. We consider our current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of June 30, 2010, were $2,175,755, an increase of $919,764, or 73.2%, from $1,255,991 at December 31, 2009.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts.

We are exposed to foreign exchange risk arising from fluctuations in the exchange rate between U.S. Dollars and Renminbi. Our operations are located in the People’s Republic of China and substantially all of our revenues and assets are denominated in Renminbi. However our reporting currency is the U.S.Dollar and some of our expenses are denominated in U.S. Dollars. As a result, our financial results are potentially subject to the impact of changes in value between U.S. Dollars and Renminbi. If the Renminbi depreciates relative to the U.S. Dollar, the value of our revenues, earnings and assets as reported in our financial statements will decline.

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

Item 1A. Risk Factors

 There have not been any material changes to the Company’s risk factors from its to our Annual Report on Form 10-K on June 7, 2010.

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

Date: August 10, 2010
/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2010
/s/ Zibing Pan
Zibing Pan
Chief Financial Officer (Principal Financial and Accounting Officer)