Form 10-K/A
period 2009-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2010-10-27
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
Amendment No. 1 to

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   001-34386

CHINA EDUCATION ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2012361
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

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
☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K is being filed as Amendment No. 1 to our Annual Report on Form 10-K (the “Report”), which was originally filed on March 15, 2010 with the Securities and Exchange Commission ("SEC").  We are amending this Report in response to certain comments from the SEC.  In particular, we have:

•
revised our Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide a more detailed and quantitative analysis of known material trends and uncertainties in accordance with the SEC’s Interpretive Release No. 34-48960, “Commission Guidance Regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations” and enhanced discussion on our costs of sales for our online education division and training center;

•
revised our “Liquidity and Capital Resources” section to address in more detail the anticipated costs associated with our development of a nation-wide advertising campaign as well as the additional funding we will need for the expansion of our business through the sale of equity, if necessary;

•
revised our disclosure on Directors, Executive Officers and Corporate Governance to disclose, with respect to each director, the specific experience, qualifications, attributes or skills that led the board of directors to conclude that the person should serve as a director for the Company in accordance with Item 401€ of Regulation S-K;

•
included footnote disclosure to our summary compensation table to explain the material terms of each grant of options, including but not limited to the date of exercisability, any conditions to exercisability, any tandem feature, any reload feature, any tax-reimbursement feature, and any provision that could cause the exercise price to be lowered in accordance with Item 402(o)(4) of Regulation S-K;

•
stated that the dollar amount set forth in the summary compensation table with respect to the option awards reflects the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718 and included a footnote disclosing that for all assumptions made in the valuation, to refer to footnote 16 “Warrants and Options” in the Company’s footnotes to the financial statements;

•	included the tabular disclosure required by Item 402(p)(1) of Regulation SK with respect to any outstanding equity awards

•
included discussion on how our ownership structure complies with PRC legal restrictions on foreign ownership and investment in internet and education businesses and disclosed each of the education and business licenses and permits we have; and

•	expanded our risk factor disclosure on the uncertainties with respect to the application of certain PRC rules and regulations.

All other information contained in the Report remains unchanged.

This Amendment No. 1 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this Amendment No. 1 to the Report is not a representation that any statements contained in items of the Report other than that information being amended is true or complete as of any date subsequent to the date of the Report.

Table of Contents

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.   We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K/A. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K/A describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K/A could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K/A or the date of documents incorporated by reference herein that include forward-looking statements.

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

On September 15, 2004, we entered into an agreement pursuant to which:

•
the stockholders of Harbin Zhong He Li Da, a PRC corporation, transferred all of the stock of Harbin Zhong He Li Da to us and we issued to those stockholders a total of 18,333,333 share of common stock, representing 95% of our outstanding common stock after giving effect to the transaction.

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

We believe that through our website, we can help to change the uneven distribution of education resources since our material is designed for nationwide exams and, though the Internet, students can have access to our material nationwide. We sell our exam papers, test papers, and video on demand through our website www.edu-chn.com . We offer both exams that were previously given as well as copyrighted exams that were developed by teachers who we hire for that purpose. These examinations cover PRC primary, middle and high school exams which are used by students who are primarily in age range of six to eighteen.

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

Vocational Training

We have introduced a program of on-line vocational training services. We have collaborated with the National Association of  Vocation Education of China to set up a website, www.360ve.com , which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007. We called this program our “Millions of College Students Employment Crossroad” program. We offer job search capability and career planning courses for university students. We developed this program in response to the high jobless rate for PRC college graduates. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the recruiting corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their career needs.

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

Foreign Ownership Restrictions on Internet Content Provision Businesses

The State Council promulgated the Administrative Rules on Foreign-Invested Telecommunications Enterprises in December 2001, as amended on September 10, 2008, or the FITE Rules. The FITE Rules set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecommunications enterprise. Pursuant to the FITE Rules, the ultimate capital contribution ratio of the foreign investor or investors in a foreign-funded telecommunications enterprise that provides value-added telecommunications services shall not exceed 50%. In addition, pursuant to the FITE Rules permitted foreign investment ratio of value-added telecommunications services is no more than 50%.

In addition, for a foreign investor to acquire any equity interest in a value-added telecommunications business in China, it must satisfy a number of stringent performance and operational experience requirements, including demonstrating a track record and experience in operating value-added telecommunications business overseas. Moreover, foreign investors that meet these requirements must obtain approvals from China’s Ministry of Industry and Information (“MII”) and the Ministry of Commerce or their authorized local counterparts, which retain considerable discretion in granting approvals.

On July 26, 2006, MII publicly released the Notice on Strengthening the Administration of Foreign Investment in Operating Value-added Telecommunications Business, dated July 13, 2006, or the MII Notice, which reiterates certain provisions under the FITE Rules. According to the MII Notice, if any foreign investor intends to invest in a Chinese telecommunications business, a foreign-invested telecommunications enterprise shall be established and such enterprise shall apply for the relevant telecommunications business licenses. The MII Notice prohibits domestic telecommunication services providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in China. According to the MII Notice, either the holder of a value-added telecommunication service license or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of value-added telecommunication services. The MII Notice also requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered its license.

We completed our reverse merger and our corporate structure was established in September 2004, before the implementation of the FITE Rules and the MII Notice. Accordingly, we do not believe that the FITE Rules and the MII Notice apply to us. Further, even if they did, we do not believe that we are in the telecommunications business. We do not provide connectivity and internet services. We are primarily in the education business and only a portion of our education resources is disseminated to our paying customers as opposed to the general public via internet download. Finally, our vocational training services are provided in collaboration with and through a PRC company, China Vocation Education Society. We do not own or have any equity stake in China Vocation Education Society.

In the opinion of Heilongjiang Min Qiang Law Firm, our PRC legal counsel, the ownership structures of China Education Alliance, Inc.’s subsidiaries in China are in compliance with existing published PRC laws and regulations.

However, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including the laws and regulations governing the enforcement and performance of our contractual arrangements in the event of imposition of statutory liens, bankruptcy and criminal proceedings. Accordingly, we cannot assure you that the PRC regulatory authorities will not ultimately take a contrary view.

If the PRC government finds that the agreements that establish the structure of our operations in China do not comply with PRC government restrictions on foreign investment in our industry, we could be subject to severe penalties.

Under our current corporate structure, only Harbin Zhong He Li Da Education Technology, Inc. and Beijing Wei Shi Yi Tong Education Technology Co., Inc. are Wholly Foreign Owned Entities (WFOEs).

Regulation of Online and Distance Education

Pursuant to the Administrative Regulations on Educational Websites and Online and Distance Education Schools issued by the Ministry of Education (MOE) in 2000, or the Online Education Regulation, educational websites and online education schools may provide education services in relation to higher education, elementary education, pre-school education, teacher education, occupational education, adult education and other educational services. Under the Online Education Regulations, “Educational websites” refers to education websites providing education or education-related information services to website visitors by means of a database or an online education platform connected via the Internet or an educational television station through an Internet service provider, or ISP. Under the Online Education Regulations, “Online education schools” refer to organizations providing academic education services or training services with the issuance of various certificates.

Under the Online Education Regulations, setting up educational websites and online education schools is subject to approval from relevant education authorities, depending on the specific types of education provided. Under the Online Education Regulations, any educational website and online education school shall, upon receipt of approval, indicate on its website such approval information as well as the approval date and file number.

According to the Administrative License Law promulgated by the National People’s Congress on August 27, 2003 and effective as of July 1, 2004, only laws promulgated by the National People’s Congress and regulations and decisions promulgated by the State Council may establish administrative license requirements. On June 29, 2004, the State Council promulgated the Decision on Cutting Down Administrative Licenses for the Administrative Examination and Approval Items Really Necessary to be Retained, in which the administrative license for “online education schools” was retained, while the administrative license for “educational websites” was not retained.

We believe we are not required to obtain a license to operate “education websites” or “online education schools” from the MOE under the current PRC laws and regulation because we do not offer through our website education services or training programs that directly offer government accredited academic degrees or other government accreditation certifications. For the same reason, we do not believe that we need to obtain a license to operate our onsite tutoring services. Finally, there appears to be no restriction against foreign ownership and it is unclear whether foreign ownership is restricted for businesses providing such “education websites” or “online education schools”.

Business Scope of our PRC Operating Entities

All our PRC operating subsidiaries, including Harbin Zhong He Li Da Education Technology, Inc. are in the business of providing education services. Particularly, Harbin Zhong He Li Da Education Technology, Inc. is a holding company of all other subsidiaries and also provides online exam preparation services, Heilongjiang Zhonghe Education Training Center provides onsite vocational training and after school tutoring services, Beijing Hua Yu Hui Zhong Technology Development Co., Ltd provides onsite vocational training and online college graduates electronic database and pre-employment training , Zhonghelida (Beijing) Management Consultant Co. Ltd. provides onsite vocational training services, Harbin New Discovery Media Co. is in the educational newspaper publishing business and Beijing New Shifan Education & Technology Co., Ltd publishes high school education magazine and organizes high school students contests.

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

Education and Business Licenses

Below is a list of our education and business licenses and permits of us and our operating subsidiaries:

Harbin Zhong He Li Da Education Technology, Inc.

1. Certificate of Approval
2. Business License
3. Tax Registration Certificate
4. Organization Code Certificate
5. State Administration of Foreign Exchange Registration Card

Heilongjiang Zhonghe Education Training Center

1. Certificate of Approval

Beijing Hua Yu HuiZhong Technology Development Co., Ltd

1. Business License
2. Tax Registration Certificate
3. Organization Code Certificate

Harbin New Discovery Media Co.
1. Business License
2. Tax Registration Certificate
3. Organization Code Certificate

Zhong He Li Da (Beijing) Management Consultant Co. Ltd
1. Business License
2. Tax Registration Certificate
3. Organization Code Certificate

Beijing New Shifan Education & Technology Co.Ltd.
1. Business License
2. Tax Registration Certificate
3. Organization Code Certificate

Beijing Wei Shi Yi Tong Education Technology Co., Inc.
1. Certificate of Approval
2. Business License
3. Tax Registration Certificate
4. Organization Code Certificate

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

Risks Associated with our Business

Our business is dependent upon the PRC government’s educational policies and programs ..

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

We may be subjected to numerous rules and regulations in the PRC, including, without limitation, restrictions on foreign ownership of Internet and education companies and regulation of Internet content. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the Internet are politically sensitive areas of the economy. We are not aware that any of our agreements or our current organizational structure is in violation of any governmental requirements or restrictions, explicit or implicit.

In particular, we do not believe that Administrative Rules on Foreign-Invested Telecommunications Enterprises and the Notice on Strengthening the Administration of Foreign Investment in Operating Value-added Telecommunications Business apply to us because our corporate structure was established before these rules came into effect. Further, we do not provide connectivity and internet services. We are primarily in the education business and only a portion of our education resources is disseminated to our paying customers as opposed to the general public via internet download. Finally, our vocational training services are provided in collaboration with and through a PRC company, China Vocation Education Society. We do not own or have any equity stake in China Vocation Education Society. With regard to our education services, we do not believe that the Administrative Regulations on Educational Websites and Online and Distance Education Schools and the Decision on Cutting Down Administrative Licenses for the Administrative Examination and Approval Items Really Necessary to be Retained apply to us, because we do not offer through our website education services or training programs that directly offer government accredited academic degrees or other government accreditation certifications. Even if these rules applied to us, there appears to be no restriction against foreign ownership and it is unclear whether foreign ownership is restricted for businesses providing such “education websites” or “online education schools”. For more discussion on these issues, please refer to “Foreign Ownership Restrictions on Internet Content Provision Businesses” and “Regulation of Online and Distance Education”.

However, there can be no assurance that we are in compliance now, or will be in the future. Moreover, operating in the PRC involves a high risk that restrictive rules and regulations could change. Indeed, even changes of personnel at certain ministries of the government could have a negative impact on us. With any change in administration, more scrutiny, emphasis or regulation may be levied our type of business or organizational structure. The determination that our structure or agreements are in violation of governmental rules or regulations in the PRC would have a material adverse impact on us, our business and on our financial results.

Our business may be subject to seasonal and cyclical fluctuations in sales .

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

Our business is subject to the health of the PRC economy .

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

We depend on our senior officers to manage and develop our business ..

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

Because most of our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC .

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

Fluctuations in the exchange rate could have a material adverse effect upon our business ..

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

Recent recalls of PRC products may affect the market for our stock .

Although we do not sell consumer products in the international market, the recent recalls of PRC products in the United States and elsewhere could affect the market for our stock by causing investors to invest in companies that are not based on the PRC.

Certain of our stockholders control a significant amount of our common stock .

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

Because of our cash requirements and potential government restrictions, we may be unable to pay dividends .

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

Our main office is located at 58 Heng Shan Road, Kun Lun Shopping Mall Harbin, Heilongjiang Province, PRC150090, which has a total area of 4,177 square feet. This space is adequate for our present and our planned future operations. No other businesses operate from this office. We have no current plans to occupy other or additional office space.

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

Zhong He Li Da (Beijing) Management Consultant Co. Ltd. is located at 17-A6-1, 4 th Floor, Daofeng Technology Business Zone, Qiaonan Technology Zone, Chongwen District, Beijing, PRC, which has a total area of 356 square meters with annual rental of RMB 480,000 (approximately US$70,314).

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

	High	Low
Year ended December 31, 2008
1 st Quarter	5.15	1.85
2 nd Quarter	3.35	1.99
3 rd Quarter	2.95	1.85
4 th Quarter	1.85	1.08

Year ended December 31, 2009
1 st Quarter	1.73	0.80
2 nd Quarter	5.29	1.55
3 rd Quarter	6.50	4.25
4 th Quarter	6.63	5.00

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of December 31, 2009, we have $1,274,727 of accounts receivable , comprised of $966,308 from on-line advertising and $308,420 from the sale of prepaid debit cards sold to re-sellers.

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

We are in the process of introducing new services aimed at students who want to attend vocational school. These students include high school students who do not continue their education at universities and university graduates who are not able to find employment. The core business for our vocation education will be in three main areas: vocation training, vocational certification, and career development for college graduates. We have collaborated with the to the National Vocational Education Association of China in setting up www.360ve.com , which provides information regarding vocation training schools and vocation training both on-line and on-site.

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

Results of Operation

Comparison of Years Ended December 31, 2009 and 2008

The following table sets forth information from our statements of operations for the years ended December 31, 2009 and 2008.

	(Dollars)
	Years Ended December 31,
	2009		2008

Revenue	$36,967,483	100.0%	$24,851,017	100.0%
Cost of sales	7,364,939	19.9%	4,964,939	20.0%
Gross profit	29,602,544	80.1%	19,886,078	80.0%
Income from operations	16,151,865	43.7%	10,018,437	40.3%
Other income	260,731	0.7%	664,627	2.7%
Income before income taxes	16,411,925	44.4%	10,587,733	42.6%
Provision for income taxes	1,295,224	3.5%	669,197	2.7%
Income net loss attributable to non-controlling interests	15,116,701	40.9%	9,918,536	39.9%
Net income	15,206,772	41.1%	10,009,499	39.9%

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

We believe the education market in China is quite large and significantly fragmented. Our current activities are primarily in the Northeast four provinces of China. China has about 150 million students aged 6 -18, which are the target of our education services. In the Northeast four provinces, there are about 10 million students in the 6-18 age group, while the number of student we are serving ranges from 500,000 – 600,000, only about 5% of the students in our current market. Therefore, we believe that we have great potential to grow.  Our growth will depend  on how we penetrate and expand into the market. Our expansion may take the form of organic growth and acquisitions and the key to our growth will be better penetration of our existing market combined with expanding to new market areas.

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

Our cost of sales is expected to grow in proportion to the revenue. However, with our anticipated market expansion in the future years, we may incur additional costs associated with the new market. The specific cost will depend on the geographic location of the new market, and at this time we are not able to accurately forecast the cost details of possible future expansion.

Selling expenses. Selling expenses increased by $1,885,274, or 25.2%, to $9,352,392 in fiscal year 2009 from $7,467,118 in fiscal year 2008. The increase in selling expenses includes increased agency fees associated with increased sales of our debit cards.

The selling expenses were about 25% of our total revenue in 2009. We anticipate the selling expenses will keep at around 25% of the total revenue in the next year. However, with our further penetration into national market in the future, we may need to develop nation-wide advertising campaign to increase market awareness of our products, and this may cause our selling expenses to increase. We estimate the nation-wide advertisement would add marketing costs equal to approximately 5% of the total revenue.

Administrative expenses. Administrative expenses increased by $1,639,683, or 108.8%, to $3,146,094 in fiscal year 2009 compared to $1,506,411 in fiscal year 2008. The increase in administrative expenses was due to the increase in professional fees and office expenses, and stock based compensation related to the parent company, ZHLD, and Beijing Hua Yu Hui Zhong Technology Development Co., Ltd.

Administrative expenses were about 9% of our total revenue in 2009, compared to 6% in year 2008. We will attempt to keep our administrative expenses around 10%  of total revenue in the future years.

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

Income Taxes.  Under previous  PRC tax law, a wholly foreign owned enterprise had a 100% tax exemption or “holiday” for the first two years after it so qualifies, and thereafter, a 50% tax “holiday” for three years. The Company received a 100% tax holiday for the year ended December 31, 2006, and then 50% reduction of the prevailing tax rate until the fiscal year ending December 31, 2009, subject to changes in tax rates implemented in 2007 that became effective on January 1, 2008 which will have the effect of increasing the enterprise tax rate by 2% per year until it reaches and effective tax rate of 25%. For the years ended December 31, 2008, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. During the year ended December 31, 2009, the Company was assessed an additional PRC enterprise income tax, above their effective rate, due to tax regulations implemented by the PRC in the year ended December 31, 2009 relating to a prior period. ZHLD management, expects ZHLD to continue being qualified as a technology and software entity, and expects to receive a 50% reduction in their statutory PRC enterprise income tax rates. If such status is not achieved, ZHLD could be subject to increased tax expense in fiscal years subsequent to December 31, 2009. Furthermore, additional taxes can be assessed, beyond statutory rates enacted and approved tax abatements received by the Company, or ZHLD. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ and ZHLDBJ are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses incurred since inception.

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

We believe that our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, in the long term we may incur additional expenses as we seek to expand our business to offer services in other parts of the PRC. During the next five years, we may incur substantial expenditure for acquisitions and the setup of new schools and training centers in new markets.  During this five year expansion period we may require additional funding for the expansion purpose. At this time we are unable to accurately project the funding needs beyond the next twelve months since long-term needs depend on the availability and the scale of acquisitions we might make.  The anticipated cost for the future expansion may also associate with the development of a nation-wide advertising campaign, which is estimated to be approximately additional 5% of our total revenue. If additional funds are needed in the future we anticipate obtaining such funds through the sale of equity. We cannot assure you that funding will be available if and when we require funding.

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

-
 Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification TM   (the “Codification” or “ASC”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”). The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. The Company adopted the Codification in the period ending September 30, 2009. The adoption of Codification did not result in any change the Company’s significant accounting policies.

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

-
In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “ Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing ” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

The Company’s principal business is the distribution of educational resources through the Internet. The Company’s website, www.edu-chn.com , is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. The Company has a data base comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. The data base includes more than 350,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, new instructors are engaged to develop new exams and methodologies for taking the exams. The Company markets this data base under the name “Famous Instructor Test Paper Store.” Also offered, though the website, is video on demand, which includes tutoring of exam papers and exam techniques. The Company compliments the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through the website without charge, our subscribers are charged for services such as the “Famous Instructor Test Paper Store” and for videos on demand. Subscribers can purchase debit cards which can be used to download material from the website.

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

Intangibles and Capitalized Software - Intangibles and capitalized software consist of franchise rights on educational products, software and the transfer of minority interest in BHYHZ subsidiary for no consideration, that are amortized over the lives of the rights agreements, or their respective useful lives, which is three to eight years .

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

-
 Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification TM   (the “Codification” or “ASC”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”). The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. The Company adopted the Codification in the period ending September 30, 2009. The adoption of Codification did not result in any change the Company’s significant accounting policies.

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

-
In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “ Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing ” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

-
On October 5, 2009, the Company issued 3,162,055 common shares according to the Underwriting Agreement with Rodman & Renshaw, LLC (the "Underwriter") for the sale of 3,162,055 shares of the Company's common stock, par value $0.001 per share, for a purchase price of $5.17 per share (net of discounts and commissions), which is 94% of the per share public offering price of $5.50 per share .

-
On October 16, 2009, the Company issued 434,308 common shares according to the Underwriting Agreement with Rodman & Renshaw, LLC (the "Underwriter") for the sale of additional 434,308 shares (overallotment), par value $0.001 per share, for a purchase price of $5.17 per share (net of discounts and commissions), which is 94% of the per share public offering price of $5.50 per share .

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

Had the tax exemption not been in place for the partial year ended December 31, 2009 and 2008, the Company estimates the following pro forma financial statement impact.

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

On February 3, 2010, China Education Alliance, Inc.announced that through its wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. ("ZHLD"), it has incorporated a new company in the People's Republic of China, Beijing New Shifan Education & Technology ("New Shifan"), with registered capital of RMB 1.95 million. Further, New Shifan has acquired all the assets and operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan") for RMB 6 million. Beijing Shifan, focused on the advancement of science and mathematics education,  publishes the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are currently 23 provinces and cities and more than 100,000 students participating in the contest, and the winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The acquisition has very significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35 percent equity interest in New Shifan, while ZHLD owns 65 percent interest.

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

The following are our officers and directors as of the date of this prospectus. Most of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

 The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Xiqun Yu	42	Chairman of the board, chief executive officer, president and director
Zibing Pan	41	Chief financial officer
James Hsu [1]	57	Director
Ansheng Huang [2,3]	63	Director
Liansheng Zhang [1,2,3]	68	Director
Yizhao Zhang [1,2,3]	40	Director

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

Mr. Yizhao Zhang is currently the chief financial officer of Universal Travel Group (NYSE: UTA). He is also an independent director of China Green Agriculture Inc. (NYSE: CGA), Kaisa Holdings Group (HK: 1638) and China Carbon Graphite, Inc. (OTC BB: CHGI), respectively. Mr. Zhang has over 13 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions in Energoup Holdings Corporation(OTC BB: ENHD), Shengtai Pharmaceutical Inc. (OTC BB: SGTI),  China Natural Resources Incorporation (NASDAQ CM: CHNR) and Chinawe Asset Management Corporation (OTC BB: CHWE). Mr. Zhang also had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation from 1993 to 1999. He is a certified public accountant of the state of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Zhang graduated with a bachelor ’ s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board and the Nominating Committee consider the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating Committee determines are pertinent in light of the current needs of the board. The Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board and the Nominating Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the board believes that marketing and technology experience should be represented on the board. The Company is involved in the education business in the PRC.  Therefore the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the board believes that governmental, political or diplomatic expertise should be represented on the Board.

Set forth below are a chart and a narrative disclosure that summarize the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on the Company’s Board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the board currently relies.

	Xiqun Yu	Zibing Pan	James Hsu	Liansheng Zhang	Yizhao Zhang

High level of financial literacy		X			X

Diversity of race, ethnicity, gender, age, cultural background or professional experience

Extensive knowledge of the Company’s business	X		X

Marketing/Marketing related technology experience	X		X

Relevant Chief Executive/President or like experience	X		X		X

Governmental, political or diplomatic expertise	X		X	X

Xiqun Yu

Extensive knowledge of Company’s business -  Mr. Yu has been our chairman and Chief Executive Officer since the organization of our subsidiaries in 2001.

Marketing/Marketing related technology experience - He has more than 18 years of experience in senior management with several Northern PRC-based enterprises and was responsible for marketing, strategic planning and designing for many of these corporations.

Relevant Chief Executive/President or like experience – Apart from being our chairman and Chief Executive Officer since the organization of our subsidiaries in 2001, Mr. Yu previously served as the chief executive officer of RETONG.COM, and chairman of Harbin Zhonghelida Technology Corporation, Heilongjiang Retong Advertising Co., Ltd. and Heilongjiang Wantong Telecommunication Project Co., Ltd.

Governmental, political or diplomatic expertise - Mr. Yu is a member of the Council of China Harbin Advertising Association and is a Director of the China Internet Network Association.

Zibing Pan

High level of financial literacy - Mr. Pan is a Certified Public Accountant, certified by the Oklahoma State Board of Accountancy and member of American Institute of Certified Public Accountant (AICPA) and Oklahoma Society of Certified Public Accountants (OSCPA). Mr. Pan graduated with a Master of Business Administration from the University of Central Oklahoma in 1999. Prior to joining to the Company, Mr. Pan was an audit manager with EideBailly CPAs & Business Advisors (“EideBailly”) at Oklahoma City office. From September 1998 to September 2005, Mr. Pan was a statistical analyst and economist with the State of Oklahoma.

James Hsu

Extensive knowledge of the Company’s business - Mr. Hsu has been the president of Global Education Initiatives, Inc., a company which develops higher education collaboration programs between the U.S., Taiwan and the PRC, since 1997.

Governmental, political or diplomatic expertise - He is a founder of HeritageEast, a company which promotes cultural exchange between the U.S. and the PRC.

Marketing/Marketing related technology experience – Mr. Hsu is a founder of YYnet Communications, a company which specializes in information system services.

Relevant Chief Executive/President or like experience - He has also been the chief executive officer of Greater New York Home Care Systems, Inc., a company which provides infusion and other health care services to patients in their homes, since 1998 and the founder of both HeritageEast and YYnet Communications.

Liansheng Zhang

Governmental, political or diplomatic expertise - Mr. Zhang has also been appointed as a People’s Representative during the 9th (1998) and 10th (2003) National People’s Congress of the PRCfor his extraordinary achievement in Polymer Science and Technology.

Yizhao Zhang

High level of financial literacy - Mr. Zhang has over 13 years of experience in accounting and internal control, corporate finance, and portfolio management. Mr. Zhang also had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation from 1993 to 1999. He is a certified public accountant of the state of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003.

Relevant Chief Executive/President or like experience – Mr. Zhang is currently the chief financial officer of Universal Travel Group (NYSE: UTA). He is also an independent director of China Green Agriculture Inc. (NYSE: CGA), Kaisa Holdings Group (HK: 1638) and China Carbon Graphite, Inc. (OTC BB: CHGI), respectively. Previously, Mr. Zhang held senior positions in Energoup Holdings Corporation (OTC BB: ENHD), Shengtai Pharmaceutical Inc. (OTC BB: SGTI),  China Natural Resources Incorporation (NASDAQ CM: CHNR) and Chinawe Asset Management Corporation (OTC BB: CHWE).

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
officer)(1)

Zibing Pan
Chief	2009	38,000	—	—	52,000	—	—	—	90,000
Financial
Officer	2008	—	—	—	—	—	—	—	—
(principal
financial
officer)(2)

Susan Liu
Former	2009	50,000	—	—	4,000	—	—	—	54,000
Chief
Financial	2008	39,000	—	—	5,000	—	—	—	44,000
Officer(3)

Chunqing
Wang	2009	—	—	—	—	—	—	—	—
Former
Chief	2008	5,000	—	—	—	—	—	—	5,000
Financial
Officer (4)

(1)
This option to purchase 300,000 shares of common stock was issued pursuant to China Education Alliance, Inc.'s 2009 Incentive Stock Plan and an Incentive Stock Option Agreement dated as of June 18, 2009. The option shall become exercisable during the term of Mr. Yu’s employment in three (3) equal annual installments of 100,000 shares of common stock each, the first installment to be exercisable on June 18, 2009, with additional installments becoming exercisable on each of the first and second anniversaries thereof. There are no other notable conditions to exercisability, tandem feature, reload feature, tax-reimbursement feature, and any provision that could cause the exercise price to be lowered.

(2)
Mr. Zibing Pan joined us as our Chief Financial Officer on August 20, 2009. On September 24, 2009, he was granted an option to purchase 30,000 shares of common stock of Company annually at an exercise price of $5.59, which option shall vest in one-third installments over three years, the first installment to be exercisable on September 24, 2009 (the "Initial Vesting Date"), with additional installments becoming exercisable on each of the first and second anniversaries following the Initial Vesting Date. There are no other notable conditions to exercisability, tandem feature, reload feature, tax-reimbursement feature, and any provision that could cause the exercise price to be lowered.

(3)	Ms. Susan Liu joined us as our Chief Financial Officer on June 2, 2008 and resigned on August 20, 2009.

(4)	Mr. Chunqing Wang resigned as our Chief Financial Officer on June 2, 2008.

The dollar amount set forth in the summary compensation table with respect to the option awards reflects the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. For all assumptions made in the valuation refer to footnote 16 “Warrants and Options” in the Company’s footnotes to the financial statements.

  Outstanding Equity Awards at 2009 Fiscal Year End

As of December 31, 2009, no options were exercised, and options to purchase 456,000 shares of the Company’s common stock were outstanding.

Outstanding Equity Awards at Fiscal Year-End December 31, 2009

Option/Stock awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Xiqun Yu	100,000	200,000	-	3.19	6/18/2012	-	-	-	-
Zack Pan	10,000	20,000	-	5.59	9/24/2012	-	-	-	-
Xuxin Dong	10,000	20,000	-	2.90	6/18/2012	-	-	-	-
Tao Wang	3,333	6.667	-	2.90	6/18/2012	-	-	-	-
Jianwei Zhou	667	1,333	-	2.90	6/18/2012	-	-	-	-
Shangyi Tian	1,000	2,000	-	2.90	6/18/2012	-	-	-	-
Lianshuang Li	1,000	2,000	-	2.90	6/18/2012	-	-	-	-
Xiuli Han	1,000	2,000	-	2.90	6/18/2012	-	-	-	-
Hongbo Ma	1,000	2,000	-	2.90	6/18/2012	-	-	-	-
Quanxi Wang	667	1,333	-	2.90	6/18/2012	-	-	-	-
Liansheng Zhang	3,333	6.667	-	2.90	6/18/2012	-	-	-	-
Yizhao Zhang		30,000	-	2.90	6/18/2012	-	-	-	-
James Hsu	10,000		-	5.40	11/15/2010	-	-	-	-
Tai Ming Tan	20,000		-	2.90	6/18/2012	-	-	-	-
Total	162,000	294,000

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

On June 18, 2009, the Company granted Liansheng Zhang 10,000 shares of common stock of the Company. This option was issued pursuant to the Company's 2009 Incentive Stock Plan and an Incentive Stock Option Agreement dated as of June 18, 2009. The option shall become exercisable during the term of the Liansheng Zhang's employment in three equal annual installments of 3,333 shares of common stock each (save for the last installment of 3,334 shares), the first installment to be exercisable on the date of this option (the "Initial Vesting Date"), with additional installments becoming exercisable on each of the first and second anniversaries following the Initial Vesting Date. Mr. Zhang also received $5,000 in fees in fiscal year 2009.

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

CHINA EDUCATION ALLIANCE, INC.

Date: October 25, 2010	By:	/s/ Xiqun Yu
Xiqun Yu President and Chief Executive Officer

Date: October 25, 2010	By:	/s/ Zibing Pan
Zibing Pan Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer	October 25, 2010
Xiqun Yu	Chairman of the Board of Directors and Director (Principal Executive Officer)

/s/ Zibing Pan	Chief Financial Officer	October 25, 2010
Zibing Pan	(Principal Financial and Accounting Officer)

/s/ James Hsu	Director	October 25, 2010
James Hsu

	Director	October 25, 2010
Ansheng Huang

/s/ Liansheng Zhang	Director	October 25, 2010
Liansheng Zhang

/s/ Yizhao Zhang	Director	October 25, 2010
Yizhao Zhang