Form 10-Q
period 2010-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2010-11-08
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 8, 2010, there are 31,254,581 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$77,525,334	$65,035,332
Accounts receivable	1,907,003	1,274,727
Prepaid expenses	2,037,100	2,692,310
Deposit	4,553,530	-
Total current assets	86,022,967	69,002,369

Property and equipment, net	6,368,955	6,589,982
Intangibles and capitalized software, net	1,359,322	737,761
Advance on acquisition	-	932,000
Long-term investment	332,976	341,686

	$94,084,220	$77,603,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,468,217	$1,255,991
Deferred revenues	2,183,855	1,008,884
Total current liabilities	4,652,072	2,264,875

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 and 4,502,142 issued and outstanding, respectively, aggregate liquidation preference of 0 and $1,665,793, respectively)	-	1,867,644
Common stock ($0.001 par value, 150,000,000 shares authorized, 31,254,581 and 30,040,954 issued and outstanding, respectively)	31,255	30,041
Additional paid-in capital	39,673,169	38,231,623
Statutory reserve	3,016,143	3,016,143
Accumulated other comprehensive income	4,327,202	2,886,087
Retained earnings	43,223,014	30,044,687
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	90,270,783	76,076,225
Noncontrolling interests in subsidiaries	(838,635)	(737,302)
Total stockholders' equity	89,432,148	75,338,923

	$94,084,220	$77,603,798

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Online education revenues	$8,629,101	$5,768,667	$21,246,633	$16,068,783
Training center revenues	5,223,860	3,853,285	11,013,279	8,408,331
Other Revenues	524,249	609,726	1,587,128	2,077,016
Total revenue	14,377,210	10,231,678	33,847,040	26,554,130

Cost of Goods Sold
Online education costs	1,281,634	1,223,984	3,524,119	3,457,403
Training center costs	1,081,937	736,215	2,344,862	2,102,654
Other costs	36,776	48,491	114,613	173,405
Total cost of goods sold	2,400,347	2,008,690	5,983,594	5,733,462

Gross Profit
Online education gross profit	7,347,467	4,544,683	17,722,514	12,611,380
Training center gross profit	4,141,923	3,117,070	8,668,417	6,305,677
Other gross profit	487,473	561,235	1,472,515	1,903,611
Total gross profit	11,976,863	8,222,988	27,863,446	20,820,668

Operating Expenses
Selling expenses	5,182,765	3,079,340	10,902,529	7,196,522
Administrative	781,169	425,990	1,808,209	1,320,102
Depreciation and amortization	219,435	275,909	716,909	766,260
Total operating expenses	6,183,369	3,781,239	13,427,647	9,282,884

Other Income (Expense)
Other income	631	-	21,769	-
Interest income	61,384	36,085	158,919	84,624
Investment loss	(526)	(1,275)	(8,132)	(5,364)
Total other income	61,489	34,810	172,556	79,260

Net Income Before Provision for Income Tax	5,854,983	4,476,559	14,608,355	11,617,044
Provision for Income Taxes	638,216	301,980	1,531,361	977,112

Net Income	5,216,767	4,174,579	13,076,994	10,639,932
Net loss attributable to the noncontrolling interests	(41,648)	(4,139)	(101,333)	(87,792)
Net Income - attributable to CEU and Subsidiaries	$5,258,415	$4,178,718	$13,178,327	$10,727,724

Basic Earnings Per Share	$0.17	$0.18	$0.42	$0.48
Diluted Earnings Per Share	$0.17	$0.16	$0.42	$0.44

Basic Weighted Average Shares Outstanding	31,275,908	23,069,062	31,529,393	22,341,051
Diluted Weighted Average Shares Outstanding	31,339,423	25,566,705	31,633,727	24,254,521

The Components of Other Comprehensive Income
Net income	$5,258,415	$4,178,718	$13,178,327	$10,727,724
Foreign currency translation adjustment	1,271,450	274,480	1,441,115	87,754

Comprehensive Income	$6,529,865	$4,453,198	$14,619,442	$10,815,478

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net Income	$13,076,994	$10,639,932
Adjustments to reconcile net income to net cash provided by
Operating activities
Depreciation and amortization	1,244,677	1,176,723
Stock based compensation	169,710	442,450
Loss on equty investment	8,710	5,132
Net change in assets and liabilities
Account receivables	(632,276)	(724,876)
Prepaid expenses and other	655,210	1,439,230
Advances to related parties	-	(62,217)
Accounts payable and accrued liabilities	1,212,226	492,655
Deferred revenue	1,174,971	21,776
Net cash provided by operating activities	16,910,222	13,430,805

Cash flows from investing activities
Purchases of property and equipment	(760,273)	(1,091,554)
Deposit on fixed asset acquisition	(4,553,530)
Acquisition of intangible asset	(884,938)	-
Net cash used in investing activities	(6,198,741)	(1,091,554)

Cash flows from financing activities
Warrants exercised	298,749	2,949,559
Options exercised	38,657	-
Net cash provided by financing activities	337,406	2,949,559

Effect of exchange rate	1,441,115	65,024

Net increase in cash	12,490,002	15,353,834

Cash and cash equivalents at beginning of period	65,035,332	23,418,098

Cash and cash equivalents at end of period	$77,525,334	$38,771,932

Supplemental disclosure of cash flow information Taxes paid	$4,828,525	$870,797

Non-cash investing and financing activities:
Conversion of preferred stock to commom	$1,867,644	$1,142,500
Cancellation of WEI Acquisition	$932,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of September 30, 2010 and December 31, 2009 was $333,512 and $341,686, respectively.

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

On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”), a provider of English training programs, to purchase from Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991. WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, the Company issued but held in escrow for the Vendors benefit 400,000 shares of its common stock, with a market value at the date of issuance of $2.33 per share or $932,000, accounted for as an advance on acquisition. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor is desirous of selling such shares. On September 20, 2010, the Company cancelled this acquisition, as the Vendor was unable to complete all the required PRC legal procedures necessary for the transactions to be completed. The shares held in escrow were subsequently cancelled after September 30, 2010.

As of September 30, 2010 and December 31, 2009 the Company had outstanding operating advances to WEI of $202,722 and $80,000, respectively, which is accounted for as advances to related parties. Management had fully reserved these operating advances as of September 30, 2010 and December 31, 2009.

On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. ("ZHLD"), it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 6 million (approximately $876,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company considers the RMB 6 million payment as an intangible asset whose evaluation and life has not been finalized as of September 30, 2010, accordingly no amortization has been recorded. Beijing Shifan will be dissolved by the old owner. The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The new company brings significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35% of the equity interest in New Shifan, while ZHLD owns the remaining 65% interest. There has been minimal operating activity from New Shifan for the three and nine months ended September 30, 2010.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying  consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by FDIC insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of September 30, 2010 and December 31, 2009. The Company’s cash at their US banks are in excess of statutorily insured limits at approximately $8, 071,000 and $14,636,000, respectively, as of September 30, 2010 and December 31, 2009.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2010 and December 31, 2009.

Intangibles - Intangibles consist of franchise rights on educational products, software, and New Shifan’s expertise, magazine rights and contest operation rights.  Most intangible assets are amortized over the lives of the rights agreements, or their respective operational useful lives. The Company has not completed its evaluation of New Shifan’s intangible as of September 30, 2010, accordingly no amortization has been calculated for three and nine months ended September 30, 2010.

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded as of September 30, 2010 and 2009.

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of September 30, 2010 and December 31, 2009 was $1,907,003 and $1,274,727, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of September 30, 2010 and December 31, 2009, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the three and nine months ended September 30, 2010 and 2009.

Deposit – In September 2010, the Company deposited $4,553,530 to acquire a real estate company in Beijing, whose primary asset was a building in Beijing. Upon completion of this acquisition, the Company will consolidate this entity.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of September 30, 2010 and December 31, 2009 was $2,183,855 and $1,008,884, respectively.

Advertising - The Company expenses advertising costs at the time they are published in the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three and nine months ended September 30, 2010 and 2009 were $311,747 and $391,386, $986,896 and $915,018, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and nine months periods ended September 30, 2010 and 2009 are related to the Company’s PRC operations.

If the Company should have an uncertainty in accounting for income taxes, the Company evaluates a tax position in a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of the position. The second step is to measure the tax position that meets the more-likely-than-not threshold to determine the amount of provision or benefit to be recognized in the financial statements. A tax position is measured at the largest amount of provision or benefit where there is a greater than 50% likelihood of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2010 and December 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2010 and December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no net deferred tax assets or liabilities as of September 30, 2010 and December 31, 2009. In addition, the Company has not recorded a deferred tax expense for the three and nine months periods ended September 30, 2010 and 2009.

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

As of September 30, 2010 and December 31, 2009 the Company has advanced $202,500 and $80,000, respectively, to WEI, an acquisition of the Company has terminated as of September 20, 2010 due to the non-resolution of PRC legal matters with respect to the acquisition.. These advances had been made to expand WEI’s operations either inside or outside of the PRC. Management has fully reserved these advances as of September 30, 2010 and December 31, 2009.

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

 The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010.

Cash and cash equivalents of approximately $77,525,000 and $65,035,000 as of September 30, 2010 and December 31, 2009, respectively, include only cash on hand and banks that are considered to be highly liquid and easily tradable as of September 30, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

-
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

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

-
The FASB issued Accounting Standards Update (ASU) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables. This guidance is effective for interim and annual periods ending on or after December 15, 2010.  The Company does not expect the adoption of this update to have a material impact on their consolidated financial position, results of operations or cash flows.

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

4.	Concentrations of Business and Credit Risk

The majority of the Company’s bank accounts in banks located in the People’s Republic of China are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

The Company is operating in People’s Republic of China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the People’s Republic of China. As of September 30, 2010 and December 31, 2009, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $8,071,000 and $14,636,000, respectively, in funds in excess of FDIC insured amounts.

For the three and nine months periods ended September 30, 2010 and 2009, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
Cash on Hand — China	$5,268	$1,398
Bank Deposits — China	68,948,753	49,898,143
Bank Deposits — US	8,571,313	15,135,791
	$77,525,334	$65,035,332

6.	Account Receivables

Accounts Receivables are all unsecured and due upon demand:

	September 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
Mobi Advertising	$896,598	$966,308
Resellers of debit cards	985,354	308,419
Other	25,051	-
	$1,907,003	$1,274,727

The Mobi advertising is an agent for the Company’s on-line advertising business with trade terms of a six-month receivable period. The others are receivables from sales of prepaid cards to re-sellers.

7.	Prepaid Expenses

Prepaid Expenses consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Prepaid rent	$463,425	$305,853
Prepaid teachers and online material	330,610	294,622
Prepaid services and professional fees	97,341	81,441
Prepaid advertising	990,757	1,812,973
Other prepaid expenses	154,967	197,421
	$2,037,100	$2,692,310

8.	Property and Equipment

Property and Equipment consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Buildings	$4,540,978	$4,455,227
Transportation vehicles	270,435	192,189
Communication equipment	3,637,431	3,148,972
Furniture and fixtures	2,137,931	2,030,114
	10,586,775	9,826,502
Less: Accumulated Depreciation	(4,217,820)	(3,236,520)
Property and Equipment, Net	$6,368,955	$6,589,982

For the three and nine months ended September 30, 2010 and 2009, depreciation expenses totaled $319,775 and $330,349, $981,300 and $1,041,213 respectively. Allocated in the three and nine months ended September 30, 2010 and 2009 is depreciation expense totaling $111,588 and $95,440, $450,112 and $274,953 respectively, that is included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of September 30, 2010 the Company does not have any land use rights agreements in the PRC for the office buildings owned by the Company.

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

New Shifan’s Expertise

New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 6 million (approximately $878,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company has considered the RMB 6 million (approximately $876,000) as an intangible asset whose evaluation and life has not been finalized as of September 30, 2010, accordingly no amortization has been recorded. There has been minimal operating activity from New Shifan for the three and nine months ended September 30, 2010.

Intangibles consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ACCP training course	$745,435	$790,975
BENET training course	59,719	58,591
Usage rights - Job Seekers	447,888	439,430
Usage rights - Learners	298,593	292,954
Others	665,947	622,364
New Shifan Expertise	871,670	-
	3,089,252	2,204,314
Less: accumulated amortization	(1,729,930)	(1,466,553)
Intangibles, net	$1,359,322	$737,761

For the three months and nine months ended September 30, 2010 and 2009, amortization expenses totaled $41,248 and $50,605, $263,377 and $135,510 respectively.

Future amortization of intangible assets excluding the New Shifan intangible asset for which a life has not yet been determined is as follows:

Year Ended December 31,
2010	$130,859
2011	240,377
2012	82,257
2013	20,994
2014	13,165
$487,652

10.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of September 30, 2010 and December 31, 2009, the Company had deferred revenue of $2,183,855 and $1,008,884, respectively.

11.	Stockholders’ Equity

The Company recorded the following equity transactions during the nine months ended September 30, 2010.

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

•	A total of 4,502,143 Series A Preferred Shares were converted into 1,500,714 shares of common stock.

The Company recorded the following equity transactions during the year ended December 31, 2009:

-	On June 5, 2009, the Company issued 17,000 common shares with par value US$0.001 per share to Red Chip Companies Inc. for its services at a market value of $46,070.

-	On June 18, 2009, the Company issued 16,334 common shares with par value US$0.001 per share to certain employees according to the Company’s 2009 Incentive Stock Plan Inc. at a market value of $47,369.

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

12.	Warrants and Options

Warrants

For nine months ended September 30, 2010 and the year ended December 31, 2009, the Company did not grant any warrants.

Stock warrant activities for the nine months ended September 30, 2010 is summarized as follows:

	Shares underlying warrants	Weighted average Exercise Price
Outstanding as of January 1, 2009	3,647,409	$2.12
Granted	-	-
Exercised	(3,497,825)	1.84
Expired or cancelled	(50,000)	1.29
Outstanding as of December 31, 2010	99,584	$3.00
Granted	-	-
Exercised	(99,584)	3.00
Expired or cancelled	-	-
Outstanding as of September 30, 2010	-	-

As of September 30, 2010, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options:

During the nine months ended September 30, 2010, the Company did not grant any stock options. During the nine months ended September 30, 2010 options for the purchasing of 13,330 shares of common stock were exercised at an exercise price of $2.90, resulting in the issuance of 13,330 shares of common stock.

During the year ended December 31, 2009 the Company established the 2009 Incentive Stock Plan, with 1,000,000 authorized shares to be issued or granted in stock options.

In June 2009 the Company granted options to employees to purchase 396,000 shares of common stock at prices ranging from $2.90 to $3.19 per share. All options granted have a three year life from the date of issuance and all options have an exercise price equal to the market value of the Company’s commons shares on the date of grant. These options vest in three equal tranches over two years with the first tranche vesting immediately upon the grant date, with the remaining two tranches vesting in equal amounts of shares on the following two anniversary dates from the date of grant. The Company recorded $138,704 in compensation expenses, net of related tax effects, related to this option grant during the nine months ended September 30, 2010.

In June 2009 the Company granted an option to purchase 20,000 shares of common stock at $2.90 per share, to a non-employee for legal services rendered. This option has a three year life, is fully vested on the date of grant, and has an exercise price equal to the market value for the Company’s commons shares on the date of grant. The fair value of options granted in June 2009 were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.88%, a weighted expected life of 2.0 years, a dividend rate of 0.0%, and a weighted expected volatility of 151.88%. This option was all expensed at the time of issuance in 2009.

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

The fair value of the September 2009 granted options were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 1.45%, a weighted expected life of 2.0 years, a dividend rate of 0.0%, and a weighted expected volatility of 231.45%. The Company recorded $31,006  in compensation expenses, net of related tax effects, related to this option grant during the nine months ended  September 30, 2010.

In November 2009 the Company granted options to an independent director to purchase 10,000 shares of common stock at an exercise price of $5.40 per share. All options granted have one year life from the date of issuance and all options have an exercise price equal to the market value of the Company’s commons shares on the date of grant. These options, vest immediately at the grant date.

The fair value of the November 2009 granted options were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 0.51%, a weighted expected life of 2.0 years, a dividend rate of 0.0%, and a weighted expected volatility of 83.17%. This option was all expensed at the time of issuance in 2009.

The Company measures the intrinsic value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of September 30, 2010 there are 442,670 options with a weighted average exercise price of $3.33 and a weighted average remaining life of 1.48 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 1.5 months to1.67 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately $33,592 in compensation expense remains unearned as of September 30, 2010. The intrinsic value for exercisable options as of September 30, 2010 is approximately $233,000.

The Company during the nine months ended September 30, 2010 recorded stock based compensation of $169,710 for options that are vesting.

Stock option activity for the nine months ended September 30, 2010 is summarized as follows:

	Number	Weighted
	of	average
	Options	Exercise Price
Balance as of January 1, 2009	10,000	$3.05
Granted	456,000	3.33
Exercised	-	-
Expired/ Cancelled/ Forfeifed	(10,000)	3.05
Outstanding as of December 31, 2009	456,000	3.33
Granted	-	-
Exercised	(13,330)	2.90
Expired/ Cancelled/ Forfeifed	-	-
Outstanding as of September 30, 2010	442,670	3.33

The following table summarizes the Company’s stock options outstanding at September 30, 2010:

		Weighted
	Outstanding	Average
Exercise	September 30,	Remaining	Number
Price	2010	Life in Years	exercisable
$3.19	300,000	1.50	200,000
$2.90	102,670	1.50	60,670
$5.59	30,000	1.67	20,000
$5.40	10,000	0.16	10,000
	442,670	1.48	290,670

13.	Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months and nine ended September 30, 2010, dilutive shares include shares attributable to exercisable option only.

The following reconciles the components of the EPS computation:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Net income available to common shareholders	$5,258,415	$4,178,718	$13,178,327	$10,727,724

Weighted average shares outstanding - basic	31,275,908	23,069,062	31,529,393	22,341,051
Effect of dilutive securities	63,516	2,497,643	104,334	1,913,470
Weighted average shares outstanding - diluted	31,339,423	25,566,705	31,633,727	24,254,521

Earnings per share – basic	$0.17	$0.18	$0.42	$0.48
Earnings per share - diluted	$0.17	$0.16	$0.42	$0.44

14.	Commitments and Contingencies

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued for any losses as of September 30, 2010 and December 31, 2009.

In August 2010, the Company entered into an investor relations consulting agreement. The agreement is for one year. The Company has the right to terminate this agreement at the six month point of the contract, with a thirty day notice. The contract stipulates a fee of $7,500 per month. During the nine months ended September 30, 2010 the Company expensed $15,000 in consulting fees under this contract. In addition, the contract grants two separate warrants to purchase 25,000 for each warrant. The first warrant was granted and vested on October 1, 2010 and expires on October 2, 2012. The exercise price for this warrant was the volume weighted average price of the Company’s common stock for the period from August 1, 2010 through August 10, 2010. The second warrant, if the Company proceeds with the contract after six months, is to be granted and vested on February 10, 2011 and expires on February 10, 2013. The exercise price for this warrant will be the volume weighted average price of the Company’s common stock for the period from February 1, 2011 through February 10, 2011.

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

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of September 30, 2010. The Company has reported all required subsequent events.

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

We also provide on-site teaching services in Heilongjiang Province, where we have a 36,600 square foot training facility with 17 classrooms that can accommodate 1,200 students. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition fees for these classes.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of September 30, 2010, we had $1,907,003 of accounts receivable, comprised of $985,354 from the sale of prepaid debit cards sold to re-sellers, $896,598 from on-line advertising and $25,051 other receivables.

Our prepaid expenses at $2,037,100 account for 2.4% of current assets as of September 30, 2010. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent. As of September 30, 2010, prepayments to teachers and online materials totaled $330,610, prepayment of rent expense totaled $463,425, prepayments for advertising totaled $990,757, prepaid services and professional fees totaled $97,341, and other prepaid expenses were $154,967. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and our revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generates a gross margin of 85.1% and 83.4% for the three months and nine months ended September 30, 2010, respectively. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a gross margin lower to on-line education business, which was 79.3% and 78.7% for the three months and nine months ended September 30, 2010, respectively. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of faculty. Our gross margin in the training center is also affected by the size of our classes.

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

We own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to the National Vocational Education Association of China, a non-profit, quasi-government entity, for no consideration in order to enable us to work with the Association’s network to expand our business.

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. Media Co., Ltd. ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd. In return for their respective contributions, ZHLD will own 49.02% equity interest and Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of September 30, 2010 is $333,512.

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

 On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”) to purchase from Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991. WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, the Company issued but held in escrow for the Vendors benefit 400,000 shares of its common stock, with a market value at the date of issuance of $2.33 per share or $932,000. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor is desirous of selling such shares. On September 20, 2010, the Company cancelled this acquisition, as the vendor was unable to complete all the required PRC legal procedures necessary for the transaction to be completed. The shares held in escrow were subsequently cancelled after september 30, 2010.

  As of September 30, 2010 and December 31, 2009 the Company had outstanding advances to WEI of $202,722 and $80,000, respectively, which were accounted for as advances to related parties. Management had fully reserved these advances as of September 30, 2010 and December 31, 2009.

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

 On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. ("ZHLD"), it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid the original owner of Beijing Shifan RMB 6 million (approximately $878,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company considers the RMB 6 million payment as an intangible asset whose evaluation and life has not been finalized as of September 30, 2010, accordingly no amortization has been recorded. Beijing Shifan will be dissolved by the old owner. The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The new company brings significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35% of the equity interest in New Shifan, while ZHLD owns the remaining 65% interest. There has been minimal operating activity from New Shifan for the three and nine months ended September 30, 2010.

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which is two to five years. We evaluate the carrying value of the franchise rights and other intangibles during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended September 30, 2010 and 2009.

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

For recent accounting pronouncements applicable to the Company, see Notes to consolidated Financial Statement (Note 3).

Results of Operations

Three Months Ended September 30, 2010 and 2009

The following table sets forth information from our statements of operations for the three months ended September 30, 2010 and 2009:

	(Dollars)
	Three Months Ended September 30,
	2010		2009

Revenue	$14,377,210	100.0%	$10,231,678	100.0%
Cost of sales	2,400,347	16.7%	2,008,690	19.6%
Gross profit	11,976,863	83.3%	8,222,988	80.4%
Income from operations	5,793,494	40.3%	4,441,749	43.4%
Other income	61,489	0.4%	34,810	0.3%
Income before income taxes	5,854,983	40.7%	4,476,559	43.8%
Provision for income taxes	638,216	4.4%	301,980	3.0%
Net income	5,216,767	36.3%	4,174,579	40.8%
Less: Net loss attributable to the noncontrolling interest	(41,648)	(0.3)%	(4,139)	0.0%
Net income - attributable to CEU and Subsidiaries	5,258,415	36.6%	4,178,718	40.8%

The following table sets forth information as to the gross margin for our three lines of business for the three months ended September 30, 2010 and 2009:

	(Dollars)
	Three Months Ended September 30
	2010	2009
Online Education:
Revenue	$8,629,101	$5,768,667
Cost of sales	1,281,634	1,223,984
Gross profit	7,347,467	4,544,683
Gross margin	85.1%	78.8%
Training center
Revenue	5,223,860	3,853,285
Cost of sales	1,081,937	736,215
Gross profit	4,141,923	3,117,070
Gross margin	79.3%	80.9%
Other Revenue
Revenue	524,249	609,726
Cost of sales	36,776	48,491
Gross profit	487,473	561,235
Gross margin	93.0%	92.0%

Three Months Ended September 30, 2010 and 2009

Revenue for the three months ended September 30, 2010 (the “September 30, 2010 quarter”) increased by $4,145,532, or 40.5%, to $14,377,210 compared to $10,231,678 for the three months ended September 30, 2009 (the “September 30, 2009 quarter”). The increase in revenue reflects an increase of $2,860,434, or 49.6 % from the online education division, an increase of $1,370,575, or 35.6% for the training center, and a decrease of 85,477, or 14.0% from other revenues, including advertising and network services. Other revenue is not the focus of our business, and in the future we will continue to focus on our two main business lines – examination preparation and vocational training. We will not expect to see significant changes on the current level of other revenue during this year.

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

We believe the education market in China is large and significantly fragmented. Our current activities are primarily in the Northeast four provinces of China. China has about 150 million students aged 6 -18, which are the target of our education services. In the Northeast four provinces, there are about 10 million students in the 6-18 age group, while the number of student we are serving is only about 500,000 – 600,000, only about 5% of the students in our current market. Therefore, we believe that we have great potential to grow. Our growth will depend on how we penetrate and expand into the market. Our expansion may take the form of organic growth and acquisitions and the key to our growth will be the increase in students’ enrollment.

Our overall cost of sales increased by $391,657 or 19.5% to $2,400,347 in the September 30, 2010 quarter, as compared to $2,008,690 in the September 30, 2009 quarter. The increase in cost of sales reflects a $57,650 or 4.7% increase in our cost of sales for the online education division for the period, an increase of $345,722 or 47.0% from our training center division –which is related to the revenue increase and new expansion, and $11,715 decrease for the other costs. The online education’s gross margin increased to 85.1% in the September 30, 2010 quarter from 78.8% in the September 30, 2009 quarter due to the increase of online revenues and relatively low costs. For our training centers, gross margin decreased slightly to 79.3% in the September 30, 2010 quarter from 80.9% in the September 30, 2009 quarter due to costs increases.  In the other revenues segment, gross margin increased from 92.0% in the September 30, 2009 quarter to 93.0% in the September 30, 2010 quarter.

Selling expenses increased by $2,103,425 or 68.3% to $5,182,765 in the September 30, 2010 quarter from $3,079,340 in the September 30, 2009 quarter. Selling expenses experienced significant increase quarter over quarter, from 30.1% of total revenue in the September 30, 2009 quarter to 36.0% current quarter. Our selling expenses include media advertising, outdoor advertising agent fees and commissions associated with sales of our exam prep debit cards and enrollment of onsite training centers.

Administrative expenses increased by $355,179 or 83.4%, to $781,169 in the September 30, 2010 quarter as compared to $425,990 in the September 30, 2009 quarter. The increase was mainly due to ZHLD office building renovation, new acquired subsidiary New Shifan, and the increase of U.S. parent company expenses. Despite the increase, administrative expense is only 5.4% of our total revenue.

Depreciation and amortization decreased by $56,474, or 20.5%, to $219,435 in the September 30, 2010 quarter, as compared to $275,909, in the September 30, 2009 quarter. Decrease of depreciation and amortization expenses was due to some intangible and fixed assets having been fully depreciated during this period.

As a result of the foregoing, the Company had net income of $5,258,415, or $.17 per share for both basic and diluted, for the September 30, 2010 quarter, as compared with net income of $4,178,718, or $.18 per share for basic and $.16 for diluted, for the September 30, 2009 quarter.

Nine Months Ended September 30, 2010 and 2009

The following table sets forth information from our statements of operations for the nine months ended September 30, 2010 and 2009.

	(Dollars)
	Nine months Ended September 30,
	2010		2009

Revenue	$33,847,040	100.0%	$26,554,130	100.0%
Cost of sales	5,983,594	17.7%	5,733,462	21.6%
Gross profit	27,863,446	82.3%	20,820,668	78.4%
Income from operations	14,435,799	42.7%	11,537,784	43.5%
Other income	172,556	0.5%	79,260	0.3%
Income before income taxes	14,608,355	43.2%	11,617,044	43.7%
Provision for income taxes	1,531,361	4.5%	977,122	3.7%
Income before minority interest	13,076,994	38.6%	10,639,922	40.1%
Net loss attributable to the noncontrolling interests	(101,333)	(0.3)%	(87,792)	(0.6)%
Net Income - attributable to CEU and Subsidiaries	13,178,327	38.9%	10,727,714	40.4%

The following table sets forth information as to the gross margin for our three revenue areas for the nine months ended September 30, 2010 and 2009.
	(Dollars)
	Nine Months Ended September 30,
	2010	2009
Online Education:
Revenue	$21,246,633	$16,068,783
Cost of sales	3,524,119	3,457,403
Gross profit	17,722,514	12,611,380
Gross margin	83.4%	78.5%
Training center:
Revenue	11,013,279	8,408,331
Cost of sales	2,344,862	2,102,654
Gross profit	8,668,417	6,305,677
Gross margin	78.7%	75.0%
Other Revenue:
Revenue	1,587,128	2,077,016
Cost of sales	114,613	173,405
Gross profit	1,472,515	1,903,611
Gross margin	92.8%	91.7%

Revenue. Revenue increased by $7,292,910 or 27.5% in for the nine months ended September 30, 2010 to $33,847,040 as compared to $26,554,130 for the same period in 2009, resulting in gross profit of $27,863,446 and gross margin of 82.3% for the nine months ended September 30, 2010 as compared to gross profit of $20,820,668 and gross margin 78.4% for the same period in 2009. The increase in revenue reflected increases of $5,177,850 from our on-line education area, $2,604,948 for our training center area, and a decrease of $489,888 from our other revenue area. Other revenue is not the focus of our business, and in the future we will continue to focus on our two main business lines – examination preparation and vocational training. We will not expect to see significant changes on the current level of other revenues during this year.

Cost of sales. Our overall cost of sales increased by $250,132 to $5,983,594 for the nine months ended September 30, 2010 as compared to $5,733,462 for the same period in 2009. The total cost change over the prior period was only 4.4% increase. For the nine month ended September 30, 2010, our on-line education area’s cost of sales experienced little increase of $66,716, or 1.9%. For our training centers, costs increased $242,208, 11.5%, while the other revenues cost decreased $58,792, or 33.9%, due to the decrease of revenue.

The on-line training area gross margin increased to 83.4% for the nine months ended September 30, 2010 from 78.5% for the same period in 2009. Our training center area gross margin increased to 78.7% for the nine months ended September 30, 2010 from 75.0% for the same period in 2009.  In the other areas, gross margin kept at above 90% for the nine months both at the September 30, 2010 and 2009.

Selling expenses. Selling expenses increased by $3,706,007, or 51.5%, to $10,902,529 for the nine months ended September 30, 2010 from $7,196,552 for the same period in 2009. The selling expenses were about 32.2% of our total revenue.

Administrative expenses. Administrative expenses increased by $488,107, or 37.0% to $1,808,209 for the first nine months in 2010 as compared to $1,320,102 in 2009. The increase was mainly due to ZHLD office building renovation, new acquired subsidiary New Shifan, and the increase of U.S. parent company expenses. Total administrative expenses were only about 5% of our total revenue. Depreciation and amortization expenses decreased slightly over the same period of last year due to some intangible and fixed assets having been fully depreciated.

Interest income. Interest income increased by $74,295, or 87.8% to $158,919 for the nine months ended September 30, 2010 as compared to $84,624 for the same period in 2009.

Income Taxes. The provision for income tax increased by $554,249, or 56.7% to $1,531,361for the nine months ended September 30, 2010 compared to the same period of last year. In 2010, the applicable income tax rate for the Company is 15% for the Company’s subsidiary ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular Chinese statutory tax rate is at 25%. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC regular statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses or no income incurred since inception.

Net income. As a result of the foregoing, we had net income of $13,178,327, or $0.42 per share basic and diluted, for the nine months ended September 30, 2010, as compared with net income of $10,727,724 or $0.48 per share basic and $0.44 per share diluted, for the nine months ended September 30, 2009. The decreased EPS is due to the increased number of shares outstanding.

 Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and account receivables. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement, prepaid rent, and other prepayments. Our account receivables are primarily from our advertising business on our website and resellers of debit cards.

At September 30, 2010, we had cash and cash equivalents of $77,525,334, an increase of $12,490,000 or 19.2%, from $65,035,332 at December 31, 2009. This increase reflected the net income generated by our business during the nine months ended September 30, 2010.

Our net cash provided by operating activities was $16,910,222 for the nine months ended September 30, 2010, a increase of $3,479,417 or 25.9% from $13,430,805 for the nine months ended September 30, 2009.

As of September 30, 2010, we had working capital of $81,370,895, an increase of $14,633,401 from working capital of $66,737,494 at December 31, 2009. We consider our current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of September 30, 2010, were $2,468,217, an increase of $1,212,226, or 96.5%, from $1,255,991 at December 31, 2009.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements

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

Item 1A. Risk Factors

 There have not been any material changes to the Company’s risk factors from our Annual Report on Form 10-K/A on October 27, 2010.

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

Date: November 8, 2010
/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2010
/s/ Zibing Pan
Zibing Pan
Chief Financial Officer (Principal Financial and Accounting Officer)