Form 10-K
period 2010-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2011-04-15
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 001-34386

CHINA EDUCATION ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2012361
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, People’s Republic of China	150090
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  011-86-451-8233-5794

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange, LLC

Securities registered pursuant to section 12(g) of the Act:

Not Applicable

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
☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $78,730,670.90 (18,971,246 shares of common stock held by non-affiliates, closing price on June 30, 2010 was $4.15).

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

The number of shares of common stock, par value $0.001 (the "Common Stock"), outstanding as of April 15, 2011 is 31,727,249.

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

On September 15, 2004, we entered into an agreement pursuant to which:

•
the stockholders of Harbin Zhong He Li Da, a PRC corporation, transferred all of the stock of Harbin Zhong He Li Da to us and we issued to those stockholders a total of 18,333,333 shares of Common Stock, representing 95% of our outstanding Common Stock after giving effect to the transaction.

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

We changed our corporate name to China Education Alliance, Inc. on November 17, 2004.

General

We are an education service company that provides on-line education and on-site training in the People’s Republic of China (“PRC”). We were organized to meet what our founders believe is an unmet need for educational resources throughout the PRC. Based on the Chinese Finance Ministry’s 2010 draft budget report, the appropriation for education spending in 2010 was 215.99 billion Yuan.  According to Chinese tradition, spending on education resources is one of the family’s major expenditures. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous examinations which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that the examination-oriented education has created a market for products from companies that address this need.

Our principal business is the distribution of educational resources through the internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. We have a database comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. Our data base includes more than 350,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, we engage instructors to develop new exams and a methodology for taking the exams. We market this data base under the name “Famous Instructor Test Paper Store.” We also offer, through our website, video on demand, which includes tutoring of exam papers and exam techniques. We compliment the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through our website without charge, we charge our subscribers for such services as the Famous Instructor Test Paper Store and the video on demand. Subscribers can purchase debit cards which can be used to download material from our website.

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

We have also introduced a program of on-line vocational training services. We collaborated with the China Vocation Education Society to set up a website, www.360ve.com , which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007. We called this program our “Millions of College Students Employment Crossroad” program. We offer job search capability and career planning courses for university students. We developed this program in response to the high jobless rate for PRC college graduates. Many college graduates pursue vocational training after their college education in order to find employment. Our program is designed to establish a long-term training program for college students to build connections with corporations and participate in educational programs prescribed by hiring corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their changing needs.

On April 18, 2008, our wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. (ZHLD) entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group to invest in a joint venture company, Harbin New Discovery Media Co.  ZHLD contributed RMB 3,000 000 (approximately $430,000) and Harbin Daily Newspaper Group contributed RMB 3,120,000 (approximately $445,000) towards the registered capital of Harbin New Discovery Media Co. In return for their respective contributions, ZHLD will own 49.02% equity interest and Harbin Daily Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd. This joint venture will create new educational material distribution channels in readable newspaper format in the future. Pursuant to the terms of the supplementary agreement, Harbin Daily Newspaper Group assigned all its rights in the “Scientific Discovery” newspaper exclusively to the joint venture company. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co. Ltd. is now a 49.02% owned subsidiary of ZHLD and we are now in the publication and distribution of a scientific newspaper business.

On April 27, 2008, we entered into a Share Transfer Agreement with Mr. Yuli Guo (“Guo”) and World Exchanges, Inc. (“WEI”) to purchase from Guo seventy (70) issued and outstanding common shares in WEI, representing 70% of the entire issued share capital of WEI. In consideration for the said shares, we issued to, but held in trust for Guo, 400,000 shares of our Common Stock. Guo retained the remaining 30% of the issued share capital of WEI. As a result of the transaction, WEI became a 70% owned subsidiary of China Education Alliance.

On September 20, 2010, the Company’s board of directors determined to terminate the Share Transfer Agreement with Mr. Yuli Guo and WEI.  Because Mr. Guo had not completed all the transfer and legal procedures within the time period required prescribed in the agreement due to delays in transferring legal title and the non-resolution of ongoing administrative and legal matters of WEI’s five entities in the PRC. The operations and financial position of WEI were never consolidated or presented in our consolidated financial statements.  The 400,000 shares of the Company’s Common Stock issued to Mr. Guo were returned to the Company for cancellation.

On January 4, 2009, our subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”).  ZHLD contributed RMB 425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of RMB 500,000 (approximately $73,067).  ZHLD will own a 85% equity interest in ZHLDBJ and Mr. Guang Li will own a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu to hold 20% of its equity interest of ZHLDBJ on its behalf.

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

In February 2010, the Company, through its wholly owned subsidiary, ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"). Further, New Shifan has acquired all the assets and operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan") for RMB 6 million (approximately $876,808). Focused on the advancement of science and mathematics education, Beijing Shifan publishes the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. The magazine was founded in 1993. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are currently 23 provinces and cities and more than 100,000 students participating in the contest, which emphasizes students' abilities, technology awareness, and innovative thinking. The winners of the contest qualify for enrollment in some of the top universities in the PRC, thus it has very significant impact on the secondary education market in China.

In October 2010, the Company founded a "Hundred Celebrity Teachers Club" in China. The goal of the club is to "assemble famous teachers, train students, and promote basic education in China". The "Hundred Celebrity Teachers Club" (the “Club”) is the first dynamic educational platform aimed at promoting math, physics, and chemistry in middle and high schools in China. So far, 80 teachers from 15 provinces of China have joined the Club, making us one of the largest bases of well-known teachers in China. As members of the Club, these famous teachers will promote high teaching standards in all three major disciplines – math, physics and chemistry – and provide consultation services to select middle and high schools in China. The Club's activities include teacher training, lectures given by celebrity teachers, education evaluation, teaching cases analysis, subjects study, and international exchanges. It provides an excellent stage for teachers to explore resources, discuss hot education topics, and promote academic growth. The “Hundred Celebrity Teachers Club" is endorsed by China's Ministry of Education.

In December 2010, the Company announced that its board of directors authorized a stock repurchase program. The program authorized a buyback of the Company's Common Stock up to a value of $10 million and was valid through December 1, 2011. The program was initialized by having the Company funds utilized to open a brokerage account in the United States.

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, People’s Republic of China.  Pursuant to the Agreement, the Company will manage the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,306,736) will be paid by the party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company will loan NIT RMB 50 million (approximately $7,306,736) to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors.

On March 14, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, People’s Republic of China.

Pursuant to the Share Transfer Agreement, the Company agreed to purchase 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also agreed to provide RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately 0.5 million) as working capital for Tianlang, respectively.  After the execution of the Share Transfer Agreement, Tianlong will establish a new board of directors with five directors, of which three directors shall be appointed by the Company and two directors shall be appointed by the shareholder.

On March 21, 2011, the Company entered into an additional agreement with NIT. Pursuant to the agreement, the Company and NIT will jointly establish Nanchang Institute of Technology College of Vocational Training and Certification (the “College”). NIT will provide facilities for free and the Company will provide teachers, curriculums and certificates of trainings and pay all the expenses incurred in the teaching process. In return, NIT and the Company will receive 20% and 80% of the total revenue of the College, respectively. The Company will be responsible for the College’s operation which will start on March 21, 2011.

Corporate Structure

Education Systems in the PRC

Since 1949 when the PRC was founded, the government in the PRC has considered education an important component of its economic and social development.  Recently, with the emergence of its market economy, education has become a priority in the PRC.

According to the International Monetary Fund, the gross domestic product of the PRC in 2010 was calculated at $5.745 trillion, with an annual real rate of GDP growth at 10.4%.  The average PRC family sets aside 10% of its savings for education according to the United Nations Educational, Scientific, and Cultural Organization.  We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement.  The educational system in the PRC is under pressure to reform and develop.  On March 14, 2004, the second session of the 10th National People’s Congress concluded that the PRC advocates “putting people first” as its development model. The PRC government sets education as a strategic priority in the China Agenda for Education.

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

Education is funded by a variety of sources: schools directly controlled by the central government are generally funded from the central financial pool; schools controlled by local governments are supported by local governments, the central government, and fund raising projects initiated by these schools themselves; schools sponsored by township and village governments and by public institutions are mainly financed by the sponsor institutions and subsidized by local governments; private schools are funded by sponsors (including collecting tuition from students and soliciting contributions).

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

We have developed some educational software and we own a database covering all levels of basic education from primary school through high school. Our plans for expansion of our business operations include the following:
•	Build up the infrastructure to ensure fast access and to satisfy the volume that would develop with increasing demand;
•	Develop a nation-wide advertising campaign to increase market awareness of our products;
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

Training Center

We provide on-site teaching services under the “Big Classroom of the Famed Instructors,” our state-of-the-art training center in Harbin. At this center, we offer both classroom training and one-on-one tutoring. The training center has approximately 36,600 square feet, with 17 modern classrooms and a capacity for 1,200 students. The courses cover each phase of compulsory education, of which junior, middle and high school are the key parts. Our courses are designed to complement our students' daily school curriculum, and will vary depending on the age of the students as well as the progress of the class. Class subjects include Math, Physics, Chemistry, English, Chinese, etc. We charge students for each class taken. Thus, we determine our enrollment by the number of classes that were taken during a given period of time, and not by the number of individual students. Since the term of the classes vary, we do not schedule classes on a semester basis.

Vocational Training

We have introduced a program of on-line vocational training services. We have collaborated with the National Association of  Vocation Education of China to set up a website, www.360ve.com, which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007. We called this program our “Millions of College Students Employment Crossroad” program. We offer job search capability and career planning courses for university students. We developed this program in response to the high unemployment rate for PRC college graduates. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the recruiting corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their career needs.

Through our “Millions of College Students Employment Crossroad” program, we seek to address two problems - one is the need for university students to find jobs and the other is to satisfy the need of businesses to hire qualified candidates. We cooperate with businesses and other entities to enable us to communicate the requirements of potential employers, including the necessary skill sets needed, to the students who enroll in the program. In this manner, the students can learn the needs of different businesses while they are at school, and can develop educational programs in the their university to enable them to meet the educational requirements of their desired field of business. This will help students seek employment after college and improve their job seeking strategy.

The National Association of Vocation Education of China has a large number of institutional members, including provincial education bureaus and more than 1,000 vocational training schools across the PRC. We intend to expand our strategic cooperation with training agencies, especially in the aspects of joint enrollment, the exchange of resources and on-site training agencies facilities.

In this program we work with the National Association of Vocation Education of China, which certifies vocational certification, and coordinates our programs with the government agencies, including the education and labor ministries, to develop and evaluate programs for vocational education. We have been authorized to provide on-line vocational education and to administer the certification process for certain vocations. However, we are not yet offering theses services.

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

Harbin New Discovery Media Co.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group to invest in a joint venture company, Harbin New Discovery Media Co., ZHLD contributed RMB 3,000 000 (approximately $430,000) and Harbin Daily Newspaper Group contributed RMB 3,120,000 (approximately $445,000) towards the registered capital of Harbin New Discovery Media Co. In return for their respective contributions, ZHLD will own 49.02% equity interest and Harbin Daily Newspaper Group will own 50.98% equity interest in Harbin New Discovery Media Co., Ltd. Pursuant to the terms of the supplementary agreement, Harbin Daily Newspaper Group shall assign all its rights in the “Scientific Discovery” newspaper exclusively to the joint venture company, Harbin New Discovery Media Co. “Scientific Discovery” was established in October 2001 to popularize scientific information and knowledge with PRC citizens, and it has won strong brand recognition and a loyal readership in Heilongjiang province. In 2010, the “Scientific Discovery” circulation generated total revenues of $1.1 million during the year. Harbin New Discovery Media Co., Ltd. publishes this newspaper twice per week. The first publication targets primary and middle school students by providing pertinent and authoritative after-school tutorship materials, which are synchronized with students’ syllabi. Top-ranked educational experts and professors prepare the educational materials. The second publication targets the general population by providing scientific information and guidance in daily life.

 “Million Managers Training Program”

We, along with The National Association of Vocational Education of China and Beijing Huayu Education Foundation are dedicated to building the PRC’s first management training program, Million Managers Training Program, with the goal of improving management skills and designing a complete solution for management, clients and suppliers. The topics are aimed at improving management skills, increasing corporate profitability and sustaining development.  The program comprises 9 education modules:

•	Ongoing enterprise and operation strategies;

•	Marketing;

•	General management;

•	Enterprise management tactics;

•	Human resources management;

•	Enterprise culture;

•	Financial management and capital management;

•	Purchasing and production management; and

•	Enterprise self-management and improvement.

The program takes 60 days with tuition of RMB 10,000 (approximately $1,437) to RMB 80,000 (approximately $11,491) based on different learning components.  Some top experts from several industries are instructors in the program in Beijing.

Marketing

We employ sales persons who market our products to the Ministry of Education and the provincial education commissions.  Although the government agencies do not purchase our products, we need to obtain their approval for the use of our programs in connection with the curriculums in schools under their jurisdiction.  We also use these marketing calls to generate information to assist us in developing new educational products and opportunities.  Our sales force is also actively involved with educators in developing curriculums based on our products.

We intend to use our web-based educational portal to assist us in marketing our educational products. This portal provides data and other materials free but charges users for downloads of our products.

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

“Scientific Discovery,” a scientific information newspaper focusing on introducing scientific knowledge to elementary and secondary school students exclusively, is marketed by the joint venture company, New Discovery.   This joint venture creates new educational material distribution channels in readable newspaper format and promotes our core businesses.  Harbin New Discovery Media Co., Ltd. publishes this newspaper twice per week,. The first publication targets primary and middle school students by providing pertinent and authoritative after-school tutorship materials, which are synchronized with students’ syllabi. The educational materials are prepared by top-ranked educational experts and professors. The second publication targets the general population by providing scientific information and guidance in daily life.

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

We expense advertising costs for outdoor spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2010 and 2009 were $1,308,290 and $1,093,535, respectively.

Major Customers

For the years ended December 31, 2010 and 2009, three customers each accounted for greater than 10% of sales during each year.  A certain distribution agent in each of Heilongjing, Jinlin and LiaoNing Provinces accounted for 15.3%, 13.5%, and 14.2%, respectively of the total revenue for the year 2010, and 14.8%, 11.3% and 14.0%, respectively of total revenue for the year 2009.  The loss of these customers would have a material adverse effect on the Company and its subsidiaries taken as a whole.

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

Government Regulations

The education industry in the PRC is heavily regulated at all levels - national, provincial and local. PRC practices and policies have limited contact with non-PRC entities in the education industry.  In addition, our business is subject to numerous PRC rules and regulations, including restrictions on foreign ownership of Internet and education companies and regulation of Internet content. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the Internet are politically sensitive areas of the economy.  We believe that the Ministry of Education and the provincial education commissions prefer to contract with PRC companies in the industry of education.  As a result, all of our PRC subsidiaries are staffed with PRC nationals.  All of our revenue is derived from our PRC subsidiaries, and our success is dependent on the skill and experience of the employees of our subsidiaries.

Ownership Restrictions on Foreign Internet Service Providers

The State Council promulgated the Administrative Rules on Foreign-Invested Telecommunications Enterprises in December 2001, as amended on September 10, 2008, or the FITE Rules. The FITE Rules set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecommunications enterprise. Pursuant to the FITE Rules, the ultimate capital contribution ratio of the foreign investor or investors in a foreign-funded telecommunications enterprise that provides value-added telecommunications services shall not exceed 50%. In addition, pursuant to the FITE Rules, permitted foreign investment ratio of value-added telecommunications services is no more than 50%.

In addition, for a foreign investor to acquire any equity interest in a value-added telecommunications business in China, it must satisfy a number of stringent performance and operational experience requirements, including demonstrating a track record and experience in operating a value-added telecommunications business overseas. Moreover, foreign investors that meet these requirements must obtain approvals from China’s Ministry of Industry and Information (“MII”) and the Ministry of Commerce or their authorized local counterparts, which retain considerable discretion in granting approvals.

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

Under our current corporate structure, ZHLD is our sole Wholly Foreign Owned Entity (WFOE).

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

Business Scope of our PRC Operating Entities

All our PRC operating subsidiaries, including ZHLD are in the business of providing education services. Particularly, ZHLD is a holding company of all other subsidiaries and also provides online exam preparation services, Heilongjiang Zhonghe Education Training Center provides onsite vocational training and after school tutoring services, Beijing Hua Yu Hui Zhong Technology Development Co., Ltd provides onsite vocational training and online college graduate electronic database and pre-employment training , Zhonghelida (Beijing) Management Consultant Co. Ltd. provides onsite vocational training services, Harbin New Discovery Media Co. is in the educational newspaper publishing business and Beijing New Shifan Education & Technology Co., Ltd publishes a high school education magazine and organizes high school students contests.

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

Employees

As of  April 15, 2011, we have approximately 409 employees, consisting of 36 executives, 38 administrative and finance employees, 212 marketing and sales personnel, 40 research and development staff, 19 information technicians, 12 designers, 34  teaching and education administrative staff, and 18 other employees engaged in security, planning, human resources and other activities. We have no collective bargaining agreements, and we believe that we have good relations with our employees.

Education and Business Licenses

Below is a list of the education and business licenses and permits of the Company and our operating subsidiaries:

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

Risks Associated with our Business

Our business is dependent upon the PRC government’s educational policies and programs .

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

However, there can be no assurance that we are in compliance now, or will be in the future. Moreover, operating in the PRC involves a high risk that restrictive rules and regulations could change. Indeed, even changes of personnel at certain ministries of the government could have a negative impact on us. With any change in administration, more scrutiny, emphasis or regulation may be levied on our type of business or organizational structure. The determination that our structure or agreements are in violation of governmental rules or regulations in the PRC would have a material adverse impact on us, our business and on our financial results.

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

We depend on our senior officers to manage and develop our business .

Our success depends on the management skills of Mr. Xiqun Yu, our chief executive officer and president and his relationships with educators, administrators and other business contacts.  We also depend on successfully recruiting and retaining highly skilled and experienced authors, teachers, managers, sales persons and other personnel who can function effectively in the PRC.  In some cases, the market for these skilled employees is highly competitive.  We may not be able to retain or recruit such personnel, which could materially and adversely affect our business, prospects and financial condition.   Except for Ms. Alice Lee Rogers, our Chief Financial Officer, we do not have employment contracts with any other officers or employees. The loss of Mr. Yu would delay our ability to implement our business plan and would adversely affect our business.

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

Changes in the policies of the government in the PRC could significantly impact our ability to operate profitably.

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

If we make acquisitions, we could have difficulty integrating personnel and operations of the acquired companies with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion would have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

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

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

Fluctuations in the exchange rate could have a material adverse effect upon our business .

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 26% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and April 15, 2011. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we are required to include a management report on internal controls over financial reporting beginning with our Form 10-K annual report for the year ended December 31, 2008, and we will be required to include an auditor’s report on internal controls over financial reporting for the year ended December 31, 2011. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

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

              Our Beijing office is located in China Overseas Plaza, at the heart of Beijing's Central Business District, north to Chang'an Street and west to the third tower of the World Trade Center. The modern facility, a perfect example of the most modern international standards for a commercial building, provides a perfect environment for connecting the world’s business opportunities. The total floor area is 1,477sqm.  The CBD is the barometer of a city's commercial development. Beijing CBD is synonymous with the commercial heart of the capital with many headquarters of Fortune 500 companies. It is endowed with incomparable business advantages and resources which attract numerous world-renowned companies. China Overseas Plaza consists of two A-class office buildings and two auxiliary commercial buildings. We began using this building in December 2010.  The office's lease term is 38 months from December 10, 2010 to February 9, 2014.  The monthly rent is RMB 243,708 (approximately $36,000).

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

We also have a 3,700 square meter (36,600 square foot) building in Harbin that we use for our educational training center and our vocational training center.

Harbin New Discovery Media Co. is located at 399 You Yi Road, Dao Li District, Harbin, Heilongjiang Province, PRC, which has a total area of 120 square meters.  The annual rent is RMB140,000 (approximately $20,108).

Beijing Hua Yu Hui Zhong Technology Development Co. Ltd. is located at No.69, AnLeLin Road Jia, Chongwen District, Beijing, PRC, which has a total area of 327 square meters with annual rental of RMB 800,000 (approximately $117,190).

Zhong He Li Da (Beijing) Management Consultant Co. Ltd. is located at 17-A6-1, 4 th Floor, Daofeng Technology Business Zone, Qiaonan Technology Zone, Chongwen District, Beijing, PRC, which has a total area of 356 square meters with annual rental of RMB 480,000 (approximately $70,314).

Beijing New Shifan Education & Technology Co. Ltd. is located at  Beijing Normal University, which has a total area of 100 square meters with annual rental of RMB 100,000 (approximately $14,500).

Item 3.	Legal Proceedings.

On January 6, 2011, the Company was served notice of a stockholder class action lawsuit filed on December 28, 2010 in the U.S. District Court for the Central District of California against the Company, Xiqun Yu, the Company’s Chief Executive Officer, Susan Liu, the Company’s ex-Chief Financial Officer and Zibing Pan, the Company’s ex-Chief Financial Officer.

The complaint in the lawsuit, Walter C. Clemens, Jr. v. China Education Alliance, Inc., Xiqun Yu, Susan liu and Zibing Pan, CV10-09987JFW(AGRX) alleges, among other claims, that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint seeks, among other relief, compensatory damages in favor of plaintiff and the other class members against all defendants, jointly and severally, for all damages sustained as a result of defendants’ wrongdoing, in an amount to be proven at trial including interest thereon, pre-judgment and post-judgment interest, as well as reasonable attorneys’ fees, expert fees and other costs, rescissionary damages and such other equitable, injunctive or other relief as the court may deem just and proper.  Mr. Clemens purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  The Company believes that the complaint has no merit and  intends to vigorously defend the lawsuit.

Item 4.	(Removed and Reserved).

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the NYSE since January 27, 2010 under the symbol CEU. From July 20, 2009 to January 26, 2010, our common stock was traded on the NYSE Amex under the symbol CEU. Prior to July 20, 2009, our common stock was traded on the OTC Bulletin Board under the trading symbol CEUA.OB. The table below presents the high and low bid for our common stock for each quarter from January 1, 2009 through December 31, 2010. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2009
1st Quarter	1.73	0.80
2nd Quarter	5.29	1.55
3rd Quarter	6.50	4.25
4th Quarter	6.63	5.00

Year ended December 31, 2010
1st Quarter	7.48	5.25
2nd Quarter	5.55	3.80
3rd Quarter	4.74	3.65
4th Quarter	5.80	2.18

As of April 15, 2011, we had 31,727,249 shares of common stock outstanding and held of record by 197 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On April 13, 2011, the closing price of our common stock on NYSE was $1.27 per share.

We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

On June 18 2009, we adopted the China Education Alliance, Inc. 2009 Incentive Stock Plan (the “Plan”). We registered 1,000,000 shares of our common stock under the Plan on a Form S-8, effective June 18, 2009. On the same date, we issued 16,334 shares of our common stock to our employees and consultants, options to purchase 300,000 shares of common stock to our Chief Executive Officer, Xiqun Yu, at an exercise price of $3.19 per share, and options to purchase 116,000 shares of common stock to other employees and consultants at an exercise price of $2.90 per share (of which an option to purchase 30,000 shares have been retired).  On September 24, 2009, we issued an option to purchase 30,000 shares to our ex-Chief Financial Officer, Zibing Pan.  On October 29, 2009 we issued 137,005 shares of our common stock to our employees and consultants.

On January 18, 2011, we issued 465,338 shares of our common stock to our employees and consultants and an option to purchase 30,000 shares to our ex-Chief Financial Officer, Zibing Pan. On March 1, 2011 Ms. Rogers was granted an option to purchase 30,000 shares of common stock of the Company on March 1, 2012 and March 1, 2013, and an option to purchase 40,000 shares of common stock of the Company on March 1, 2014.  As of April 15, 2011, 72,328  shares are still available under the Plan.

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

Repurchase of Equity Securities by China Education Alliance and Affiliated Purchasers

On December 8, 2010, the Company announced that its board of directors had authorized a stock repurchase program. The program authorizes a buyback of the Company's common stock up to a value of $10 million and is valid through December 1, 2011. The program will be initialized by having the Company funds utilized to open a brokerage account in the United States.

The following sets forth in tabular format the information relating to the purchase made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of our shares of common stock.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
From: 12/21/2010 to 12/31/2010	412,536	$2.3886	412,536	$9,014616.51

Recent Sales of Unregistered Securities

On May 25, 2009,  we entered into a Joint Marketing Agreement with our investor relations firm, RedChip Companies, Inc. (“RedChip”) for the provision of certain investor relations services. In partial consideration of such services,  we had agreed to pay  RedChip in restricted shares of the Company’s common stock upon the Company achieving monthly milestones. Because we had achieved these milestones, the board of directors of the Company issued to RedChip a total of 53,000 restricted shares of common stock in accordance with the provisions of the Joint Marketing Agreement dated October 26, 2009.

Item 6.	Selected Financial Data.

Not applicable.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of December 31, 2010, we had $0 in accounts receivable because we collect all payment upfront.

Our prepaid expenses at $2,834,976 account for 3.8% of current assets as of December 31, 2010. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent. As of December 31, 2010, prepayments to teachers and online materials totaled $401,962, prepayment of rent expense totaled $253,073, prepayments for advertising totaled $712,700, prepaid services and professional fees totaled $78,543, and other prepaid expenses were $1,388,699. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and our revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generates a gross margin of 83% for the year ended December 31, 2010. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of running our faculty. Our gross margin in the training center is also affected by the size of our classes.

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

We are in the process of introducing new services aimed at students who want to attend vocational school. These students include high school students who do not continue their education at universities and university graduates who are not able to find employment. The core business for our vocation education will be in three main areas: vocation training, vocational certification, and career development for college graduates. We have collaborated with the National Vocational Education Association of China in setting up www.360ve.com, which provides information regarding vocation training schools and vocation training both on-line and on-site.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. Media Co., Ltd. ZHLD contributed RMB 3,000,000 (approximately $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd. In return for their respective contributions, ZHLD will own a 49.02% equity interest and Newspaper Group will own a 50.98% equity interest, respectively, in Harbin New Discovery Media Co., Ltd. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of December 31, 2010 is $346,031.

Pursuant to the terms of the supplementary agreement, Newspaper Group assigned all their rights in the “Scientific Discovery”, a scientific information newspaper with a focus on education to introduce scientific knowledge to elementary and secondary students exclusively, to the joint venture company, Harbin New Discovery Media Co., Ltd.  In the event that the rights to “Scientific Discovery” expire because of reasons other than a change in government policies and an inability to defend against or resist such changes, Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co., Ltd. is now a 49.02% owned equity investment of ZHLD, referred to as a long-term investment in the accompanying balance sheet.

              On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”) to purchase from Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991. WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, the Company issued, but held in escrow for the Vendor’s benefit, 400,000 shares of its common stock, with a market value at the date of issuance of $2.33 per share or $932,000. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor had agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor desires to sell such shares.

             The plan was for WEI to provide English training programs, English test preparation courses and overseas study and consulting services in the PRC. Included as part of the WEI Acquisition, were the acquisitions of five English language schools in various parts of the PRC. The Vendor owned various percentages of the interests of the five schools, and according to the transfer agreement, the Vendor was required to transfer all his interests in the schools to WEI, and complete the necessary administrative and legal procedures required by the PRC. However, the Vendor was not able to complete all the transfer and legal procedures within the time period required in the agreement. On September 20, 2010, the Company’s board of directors determined to terminate the Share Transfer Agreement, dated April 27, 2008, with the Vendor and WEI.

As of December 31, 2010, the Company’s management decided not to reserve their advance on the acquisition of WEI, totaling 400,000 shares of the Company’s common stock valued at $932,000, as these shares were cancelled by the Company as of December 31, 2010.

The Vendor has not completed the transfer of his interests in all five English schools or performed the related PRC legal procedures within the time period required in the agreement to WEI.  As such, we do not have effective control over WEI’s operations as of December 31, 2010.

On January 4, 2009, China Education Alliance’s subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.   ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for management, clients and suppliers.

 On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, ZHLD, it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million (approximately $284,962). New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid the original owner of Beijing Shifan RMB 6 million (approximately $878,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematics, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company considers the RMB 6 million payment to be an intangible asset whose evaluation and life has not been finalized as of December 31, 2010, accordingly no amortization has been recorded. The old owner will dissolve Beijing Shifan. The focus of New Shifan is on the advancement of science and mathematics education, and the publishing of the "Senior High School Students Mathematics, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan was the sponsor and organizer of a nationwide contest for middle school and high school students, which will be continued by New Shifan. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. As a result, New Shifan has a significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35% of the equity interest in New Shifan, while ZHLD owns the remaining 65% interest. There has been minimal operating activity from New Shifan for the twelve months ended December 31, 2010.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which are two to five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2010 and 2009.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax assets is from US corporate parent and has been fully reserved. Our US parent provides corporate and administrative functions for the entire consolidated Company. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our result of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statement when we deem it necessary.

We have determined the significant principles by consulting accounting policies that involve the most complex and subjective decisions or assessments. Our most significant accounting policies are those related to revenue recognition and deferred revenue.

Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon customers’ download of prepaid study materials. Prepaid debit cards allow our subscribers to purchase a predetermined monetary amount of download materials posted on our website. Prepaid service contracts are amortized to income on a straight-line basis over the length of the service contract. These service contracts allow the user to obtain materials for a designated period of time. At the time that the prepaid debit card is purchased, the receipt of cash is recorded as deferred revenue. Revenue is recognized in the month when services are actually rendered. Unused value relating to debit cards is recognized as revenue when the prepaid debit card has expired. Revenue from advertising on our website is recognized when the advertisement is run. Since advertising customers are billed monthly, there is no unearned advertising revenue.

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

New Accounting Pronouncements

Business Combinations:  In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

Intangibles-Goodwill and Other:  In December 2010, the FASB issued amended guidance related to Intangibles-Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

Subsequent Events:  The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Receivables: In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financial statements and notes.

Fair Value Measurements:  In January 2010, the FASB issued amended guidance for Fair Value Measurements and Disclosures. This update requires some new disclosures and clarifies existing disclosure requirements about fair value measurement. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, this update requires that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of existing disclosures. For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update was adopted on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

•
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

•
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

•
In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

•
In December, 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

•
In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

•
In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

•
In January 2010, the FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

•
In January 2010, the FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present, separately, information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

•
On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

•
In March 2010, the FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) the entity’s functional currency, (2) the functional currency of the foreign operation for which the employee provides services, and (3) the payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

•
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

•
In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) the entity's functional currency, (2) the functional currency of the foreign operation for which the employee provides services, and (3) the payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

Results of Operations

Comparison of Year Ended December 31, 2010 and 2009

The following table sets forth information from our statements of operations for the year ended December 31, 2010 and 2009:

	(Dollars)
	Year Ended December 31,
	2010		2009
Revenue	$46,266,989	100.0%	$36,967,483	100.0%
Cost of sales	8,177,979	17.7%	7,364,939	19.9%
Gross Profit	38,089,010	82.3%	29,602,544	80.1%
Other income	223,735	0.5%	260,060	0.7%
Income from operations	16,575,142	35.8%	16,152,865	43.7%
Net Income before provision for income tax	16,798,878	36.3%	16,411,925	44.4%
Provision for income taxes	1,648,158	3.6%	1,295,224	3.5%
Net income - attributable to CEU and Subsidiaries	15,262,408	33.0%	15,206,772	41.1%
Net income	15,150,719	32.7%	15,116,701	40.9%

Our net cash provided by operating activities was $17,368,371 for the year ended December 31, 2010, a decrease of $1,184,796 or 6.39% from $18,553,167 for the same period in 2009. This decrease was due to an increase in accounts receivable of $2,079,847, an increase in depreciation and amortization of $105,730 and an increase in deferred revenue of $282,411, an increase in net income of $34,018 and a decrease of stock based compensation of $306,546 and stock issued for services of $1,043,464, and loss on equity investment of $218,254 as compared to the year ended December 31, 2009.

             We operate in one business segment, that of education, in which we operate three revenue generating areas of online education, education training centers and on-line advertising. The following table sets forth information as to the gross margin for our three revenue generating areas for the years ended December 31, 2010 and 2009.

	(Dollars)
	Year Ended December 31,
	2010		2009
Online Education	$		$

Revenue		28,495,602		22,238,325
Cost of sales		4,798,259		4,584,519
Gross profit		23,697,343		17,653,806
Gross margin		83.2%		79.4%

Training Center Revenue

Revenue		16,033,297		12,097,375
Cost of sales		3,232,063		2,569,538
Gross profit		12,801,233		9,527,837
Gross margin		79.8%		78.8%

Other Revenue

Revenue		1,738,090		2,631,783
Cost of sales		147,656		210,882
Gross profit		1,590,434		2,420,901
Gross margin		91.5%		92.0%

Revenue. Revenue increased by $9,299,506 or 25.2% in fiscal year 2010 to $46,266,989 compared to $36,967,483 in 2009, resulting in gross profit of $38,089,010 for fiscal year 2010 as compared to gross profit of $29,602,544 for fiscal year 2009.  The increase in revenue reflected increases of $6,257,277 from our on-line education area, $3,935,922 for our training center area, and a decrease of $893,693 from our other revenue area. Other revenue is not the focus of our business, and in the future we will continue to focus on our two main business lines – examination preparation and vocational training. We will not expect to see significant changes on the current level of other revenue during this year.

Cost of sales. Our overall cost of sales increased by $813,040 to $8,177,979 in fiscal year 2010 as compared to $7,364,939 for the fiscal year in 2009. The increase in cost of sales reflects a $213,740 increase in our cost of sales for our on-line education segment, a $662,525 increase in cost of sales for our training center segment and a $63,226 decrease from our other costs. The online education gross profit increased to 83.2% in fiscal year 2010 from 79.4% in fiscal year 2009. Our training center segment’s gross profit increase to 79.8% in fiscal year 2010 from 78.8% in fiscal year 2009 due to an increase in demand of training courses. Our other segment’s gross margin was at 91.5% in fiscal year 2010 compared with 92.0% in fiscal year 2009 due to the fact that other cost are somewhat fixed and margins increase with volume.

Selling expenses. Selling expenses increased by $7,898,395, or 84.5%, to $17,250,787 in fiscal year 2010 from $9,352,392 in fiscal year 2009. The increase in selling expense included agency fees associated with increased sales of our debit cards.

Administrative expenses. Administrative expenses increased by $204,022, or 6.5 % to $3,349,116 for fiscal year 2010 as compared to $3,145,094 in fiscal year 2009. The slight increase was mainly due to finishing the renovations on the ZHLD office building, and the increase of U.S. parent company expenses.  Total administrative expenses were only about 7.2% of our total revenue. Depreciation and amortization expenses decreased slightly over the same period of last year due to some intangible and fixed assets having been fully depreciated.

Interest income. Interest income increased by $93,128, or 71.3% to $223,803 for the fiscal  year ended December 31, 2010 as compared to $130,675 for the same period in 2009.

Income Taxes. The provision for income tax increased by $352,934, or 27.2% to $1,648,158 for the fiscal year ended December 31, 2010 compared to the same period of last year.  In 2010, the applicable income tax rate for the Company was 15% for the Company’s subsidiary ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular Chinese statutory tax rate is 25%.  The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having incurred income since inception.

Net income. As a result of the foregoing, we had net income of $15,262,408, or $0.48 per share basic and 0.48 per share diluted, for the fiscal year ended December 31, 2010, as compared with net income of $15,206,772 or $0.63 per share basic and $0.59 per share diluted, for the fiscal year ended December 31, 2009. The decreased EPS is due to the increased number of shares outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our current assets primarily consist of cash, account receivables, and prepaid expenses. We do not have inventory. Our account receivables are primarily from our advertising business on our websites. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement fee and prepaid rent.

At December 31, 2010, we had cash and cash equivalents of $71,105,415, an increase of $6,070,083, or 9.3%, from $65,035,332 at December 31, 2009. This increase reflected principally the net income generated by our business during 2010, as well as exercises of warrants for Common Stock of approximately $298,749 during the year ended December 31, 2010.

Our net cash provided by operating activities was $17,368,371 for the year ended December 31, 2010, a decrease of $1,184,796 or 6.39% from $18,553,167 for the same period in 2009. This decrease was due to an increase in accounts receivable of $2,079,847, an increase in depreciation and amortization of $105,730 and an increase in deferred revenue of $282,411, an increase in net income of $34,018 and a decrease of stock based compensation of $306,546 and stock issued for services of $1,043,464, and loss on equity investment of $218,254 as compared to the year ended December 31, 2009.

 At December 31, 2010, we had working capital of $72,613,946, an increase of $5,876,452 from working capital of $66,737,494 at December 31, 2009. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses at December 31, 2010, were $686,102, a decrease of $569,889, or 45.4%, Deferred revenues at December 31, 2010, were $1,072,373, an increase of $63,489 from $1,008,884 at December 31, 2009, resulting from updated payments to vendors during the year.

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

Item 8. Financial Statements and Supplementary Data.

38

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors
China Education Alliance, Inc.

We have audited the accompanying consolidated balance sheets of China Education Alliance, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Education Alliance, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co. LLP

New York, New York
April 12, 2011

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$71,105,415	$65,035,332
Accounts receivable	-	1,274,727
Other receivable	432,030	-
Prepaid expenses	2,834,976	2,692,310
Total current assets	74,372,421	69,002,369

Non-current Assets
Note receivable	7,172,301	-
Property and equipment, net	9,946,729	6,589,982
Intangibles and capitalized software, net	1,515,381	737,761
Advance on acquisition	-	932,000
Long-term investment	559,269	341,686
Total non-current assets	19,193,680	8,601,429

Total Assets	$93,566,101	$77,603,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$686,102	$1,255,991
Deferred revenues	1,072,373	1,008,884
Total current liabilities	1,758,475	2,264,875

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized,
0 and 4,502,143 issued and outstanding, respectively, aggregate
liquidation preference of 0 and $1,665,793, respectively)	-	1,867,644
Common stock ($0.001 par value, 150,000,000 shares authorized,
31,261,911 and 30,040,954 issued at December 31, 2010 and 2009, respectively;	31,263	30,041
and 412,536 shares held in treasury at December 31, 2010)
Additional paid-in capital	39,705,625	38,231,623
Statutory reserve	3,731,672	3,016,143
Accumulated other comprehensive income	5,573,565	2,886,087
Retained earnings	44,591,566	30,044,687
Less: Treasury stock	(977,072)	-
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	92,656,618	76,076,225
Noncontrolling interests in subsidiaries	(848,991)	(737,302)
Total stockholders' equity	91,807,627	75,338,923

Total Liabilities and stockholders's Equity	$93,566,101	$77,603,798

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009
Revenues
Online education revenues	$28,495,602	$22,238,325
Training center revenues	16,033,297	12,097,375
Other Revenues	1,738,090	2,631,783
Total revenue	46,266,989	36,967,483

Cost of Goods Sold
Online education costs	4,798,259	4,584,519
Training center costs	3,232,063	2,569,538
Other costs	147,656	210,882
Total cost of goods sold	8,177,979	7,364,939

Gross Profit
Online education gross profit	23,697,343	17,653,806
Training center gross profit	12,801,233	9,527,837
Other gross profit	1,590,434	2,420,901
Total gross profit	38,089,010	29,602,544

Operating Expenses
Selling expenses	17,250,787	9,352,392
Administrative	3,349,116	3,145,094
Depreciation and amortization	913,965	952,193
Total operating expenses	21,513,867	13,449,679

Income from operations	16,575,142	16,152,865

Other Income (Expense)
Other income	(67)	130,056
Interest income	223,803	130,675
Investment loss	-	(671)
Total other income	223,735	260,060

Net Income Before Provision for Income Tax	16,798,878	16,411,925
Provision for income taxes	1,648,158	1,295,224

Net Income	15,150,719	15,116,701
Net loss attributable to the noncontrolling interests	(111,689)	(90,071)
Net Income - attributable to CEU and Subsidiaries	$15,262,408	$15,206,772

Basic Earnings Per Share	$0.48	$0.63
Diluted Earnings Per Share	$0.48	$0.59

Basic Weighted Average Shares Outstanding	31,928,992	24,081,002
Diluted Weighted Average Shares Outstanding	32,033,326	25,622,606

The Components of Other Comprehensive Income
Net income	$15,262,408	$15,206,772
Foreign currency translation adjustment	2,687,478	189,644

Comprehensive income	$17,949,886	$15,396,416

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		Other				Total
	of		of	Par	Paid-In	Statutory	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Value	Capital	Reserve	Income	Earnings	Stock	Interests	Equity

Balance at January 1, 2009	7,597,645	$3,010,144	21,892,631	$21,893	$10,751,732	$1,990,238	$2,696,443	$15,863,820	$-	$(620,853)	$33,713,417

Exercise of warrants			3,296,787	3,297	6,426,428						6,429,725
Conversion of preferred stock	(3,095,502)	(1,142,500)	1,031,834	1,032	1,141,468						-
Common stock issued for services			223,339	223	1,043,241						1,043,464
Common stock sold per underwriting agreement			3,596,363	3,596	18,381,299						18,384,895
Stock based compensation					487,455						487,455
Foreign currency translation adjustment							189,644			(26,378)	163,266
Appropriation to statutory reserve						1,025,905		(1,025,905)
Net income								15,206,772		(90,071)	15,116,701

Balance at December 31, 2009	4,502,143	1,867,644	30,040,954	30,041	38,231,623	3,016,143	2,886,087	30,044,687	-	(737,302)	75,338,923

Exercise of warrants			99,583	100	298,649						298,749
Conversion of preferred stock	(4,502,143)	(1,867,644)	1,500,714	1,501	1,866,143						-
Exercise of options			20,660	21	59,901						59,921
Stock based compensation					180,909						180,909
WEI cancellation			(400,000)	(400)	(931,600)						(932,000)
Foreign currency translation adjustment							2,687,478				2,687,478
Appropriation to statutory reserve						715,529	-	(715,529)			-
Treasury stock									(977,072)		(977,072)
Net income								15,262,408		(111,689)	15,150,719
											-
Balance at December 31, 2010	-	$-	31,261,911	$31,263	$39,705,625	$3,731,672	$5,573,565	$44,591,566	$(977,072)	$(848,991)	$91,807,626

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31
	2010	2009
Cash flows from operating activities
Net Income	$15,150,719	$15,116,701
Adjustments to reconcile net income to net cash provided by
Operating activities
Depreciation and amortization	1,692,147	1,586,417
Stock based compensation	180,909	487,455
Common stock issued for services	-	1,043,464
Loss on equity investment	(217,583)	671
Net change in assets and liabilities
Account receivables	1,274,727	(805,120)
Prepaid expenses and other	(142,666)	745,196
Advances to related parties	-	142,006
Accounts payable and accrued liabilities	(633,371)	455,299
Deferred revenue	63,489	(218,922)
Net cash provided by operating activities	17,368,371	18,553,167

Cash flows from investing activities
Purchases of property and equipment	(6,713,494)	(1,840,377)
Purchase of intangible assets	-	(73,442)
Purchase of long-term investment	(217,583)	-
Acquisition of intangible asset	(1,555,240)	-
Net cash used in investing activities	(8,486,317)	(1,913,819)

Cash flows from financing activities
Warrants exercised	298,749	6,429,725
Purchase of treasury stock	(977,072)	-
Loan to others-NIT	(432,030)	-
Options exercised	59,921	18,384,895

Net cash provided by financing activities	(1,050,432)	24,814,620

Effect of exchange rate	(1,761,539)	163,266

Net increase in cash	6,070,083	41,617,234

Cash and cash equivalents at beginning of period	65,035,332	23,418,098

Cash and cash equivalents at end of period	$71,105,415	$65,035,332

Supplemental disclosure of cash flow information
Income taxes paid	$1,863,149	$1,199,414

Non-cash investing and financing activities
Conversion of preferred stock to common	$1,867,644	$1,142,500

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of December 31, 2010 and December 31, 2009 was $559,269 and $341,686, respectively.

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

On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”), a provider of English training programs, to purchase from Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991. WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, the Company issued but held in escrow for the Vendors benefit 400,000 shares of its common stock, with a market value at the date of issuance of $2.33 per share or $932,000, accounted for as an advance on acquisition. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor is desirous of selling such shares. On September 20, 2010, the Company cancelled this acquisition, as the Vendor was unable to complete all the required PRC legal procedures necessary for the transactions to be completed. The shares held in escrow were subsequently cancelled by December 31, 2010 and the $932,000 related to these cancelled share reversed.

As of December 31, 2010 and December 31, 2009 the Company had outstanding operating advances to WEI of $202,722 and $80,000, respectively, which is accounted for as advances to related parties. Management had fully reserved these operating advances as of December 31, 2010 and December 31, 2009.

On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc. ("ZHLD"), it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 6 million (approximately $876,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company considers the RMB 6 million payment as an intangible asset whose evaluation and life has not been finalized as of December 31, 2010, accordingly no amortization has been recorded. Beijing Shifan will be dissolved by the old owner. The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The new company brings significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will own 35% of the equity interest in New Shifan, while ZHLD owns the remaining 65% interest. There has been minimal operating activity from New Shifan for the year ended December 31, 2010.

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

For the years ended December 31, 2010 and 2009, three customers each accounted for greater than 10% of sales during each year.  A certain distribution agent in each of Heilongjing, Jinlin and LiaoNing Provinces accounted for 15.3%, 13.5%, and 14.2%, respectively of the total revenue for the year 2010, and 14.8%, 11.3% and 14.0%, respectively of total revenue for the year 2009.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying  consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by FDIC insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of December  31, 2010 and December 31, 2009. The Company’s cash at their US banks is in excess of statutorily insured limits at approximately $960,000 and $14,636,000, respectively, as of December 31, 2010 and December 31, 2009.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2010 and December 31, 2009.

Intangibles - Intangibles consist of franchise rights on educational products, software, and New Shifan’s expertise, magazine rights and contest operation rights.  Most intangible assets are amortized over the lives of the rights agreements, or their respective operational useful lives. The Company has not completed its evaluation of New Shifan’s intangible as of December 31, 2010, accordingly no amortization has been calculated for twelve months ended December 31, 2010.

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded as of December 31, 2010 and 2009.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity.The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is Renminbi (“RMB”). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in comprehensive income. Gains and losses from foreign currency transactions are included in net income. There were no gains and losses from foreign currency transactions during the years ended December 31, 2010 and 2009.
	December 31,
	2010	2009
RMB: US$ exchange rate	6.5910	6.8372

Average RMB: US$ exchange rate	Year Ended December 31,
	2010	2009
	6.7599	6.8409

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of December 31, 2010 and December 31, 2009 was $0 and $1,274,727, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of December 31, 2010 and December 31, 2009, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the twelve months ended December 31, 2010 and 2009.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of December 31, 2010 and 2009 was $1,072,373 and $1,008,884, respectively.

Advertising - The Company expenses advertising costs at the time they are published in the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the twelve months ended December 31, 2010 and 2009 were $1,308,290 and $1,093,535, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the year ended December 31, 2010 and 2009 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2010 and  2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2010 and  2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no net deferred tax assets or liabilities as of December 31, 2010 and December 31, 2009. In addition, the Company has not recorded a deferred tax expense for the twelve months periods ended December 31, 2010 and 2009.

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

As of December 31, 2010 and 2009 the Company has no related party transactions.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010.

Cash and cash equivalents of approximately $71,105,000 and $65,035,000 as of December 31, 2010 and December 31, 2009, respectively, include only cash on hand and in banks that are considered to be highly liquid and easily tradable as of December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of December 31, 2010 and December 31, 2009, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $960,000 and $14,636,000, respectively, in funds in excess of FDIC insured amounts.

For the twelve months periods ended December 31, 2010 and 2009, there are three distributed agents are Heilongjing, Jinlin and LiaoNing  who are accounted for 15.3%, 13.5% and 14.2%, respectively of total revenue for year 2010 and 14.8%, 11.3% and 14.0% , respectively of total revenue for year 2009.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2010	2009
Cash on Hand -China	$4,588	$1,398
Bank Deposits-China	69,640,382	49,898,143
Bank Deposits-US	1,460,445	15,135,791
	$71,105,415	$65,035,332

6.	Account Receivables

Accounts Receivables are all unsecured and due upon demand:

	December 31, 2010	December 31, 2009

Mobi Advertising	$-	$966,308
Resellers of Debit Card	-	308,419
	$-	$1,274,727

The Mobi advertising is an agent for the Company’s on-line advertising business with trade terms of a six-month receivable period. The others are receivables from sales of prepaid cards to re-sellers.

7.	Prepaid Expenses

Prepaid Expenses consist of the following:
	December 31, 2010	December 31, 2009
Prepaid rent	$253,073	$305,853
Prepaid teachers and online material	401,962	294,622
Prepaid services and professional fees	78,543	81,441
Prepaid advertising	712,700	1,812,973
Other prepaid expenses	1,388,698	197,421
	$2,834,976	$2,692,310

8.  Note receivable

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, People’s Republic of China.  Pursuant to the Agreement, the Company will manage the daily operations of NIT for ten years for an annual management fee of RMB 10 million. The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million will be paid by the party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company will loan NIT RMB 50 million to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors.

The Company loaned $7,172,301 to NIT on December 15, 2010. The principal on the loan is due in ten years. NIT will pay the Company $1,510,000(RMB 10,000,000) annually under the Management Agreement. The full amount of the loan is due in ten years at the termination of the Agreement. The loan bears interest at 20% per annum. However, no interest will be charged if the Company receives the annual management fee.

As of December 31, 2010, the amount of note receivable was $7,172,301.

9.	Property and Equipment

Property and Equipment consist of the following:

	December 31, 2010	December 31, 2009

Buildings	$4,593,799	$4,455,227
Transportation vehicles	273,513	192,189
Communication equipment	5,968,091	3,148,972
Furniture and fixtures	3,653,441	2,030,114
	14,488,844	9,826,502
Less: Accumulated Depreciation	(4,542,115)	(3,236,520)
	$9,946,729	$6,589,982

For the twelve months ended December 31, 2010 and 2009, depreciation expenses totaled $1,305,595 and $1,041,213 respectively. Allocated in the years ended December 31, 2010 and 2009.

As of December 31, 2010 the Company does not have any land use rights agreements in the PRC for the office buildings owned by the Company.

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

New Shifan’s Expertise

New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid  the original owner of Beijing Shifan RMB 7 million (approximately $1,056,970) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company has considered the RMB 7 million (approximately $1,056,970) as an intangible asset whose evaluation and life has not been finalized as of December 31, 2010, accordingly no amortization has been recorded. There has been minimal operating activity from New Shifan for twelve months ended December 31, 2010.

Intangibles consist of the following:

	December 31, 2010	December 31, 2009
ACCP training course	$815,377	$790,975
BENET training course	60,398	58,591
Usage rights- Job Seekers	452,987	439,430
Usage rights- Learners	301,991	292,954
Others	975,521	622,364
New Shifan Expertise	762,212	-
	3,368,486	2,204,314
Less: accumulated amortization	(1,853,105)	(1,466,553)
Intangible, Net
	$1,515,381	$737,761

For the year ended December 31, 2010 and 2009, amortization expenses totaled $386,552 and $574,753 respectively.

Amortization of intangible assets over the next five years excluding the New Shifan intangible asset for which a life has not yet been determined is as follows:

Year Ended December 31,
2010	$130,859
2011	240,377
2012	82,257
2013	20,994
2014	13,165
$487,652

11.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of December 31, 2010 and December 31, 2009, the Company had deferred revenue of $1,072,373 and $1,008,884, respectively.

12.	Stockholders’ Equity

The Company recorded the following equity transactions during the year ended December 31, 2010.

•
Warrants for the acquisition of 99,583 shares of common stock were exercised, resulting in the issuance of 99,583 share of common stock. Total cash received from exercised warrants was $298,749. There were no warrants outstanding, subsequent to these warrants being exercised, as of December 31, 2010.

•
Options for the acquisition of   20,660 shares of common stock were exercised at price $2.90, resulting in the issuance of 20,660 share of common stock. Total cash received from exercised options were $59,901.

•	A total of 4,502,143 Series A Preferred Shares were converted into 1,500,714 shares of common stock.

•	The Company has repurchased our own stock totaling 412,536 shares for the amount of $977,072.

•	The cancellation of WEI’s 400,000 shares.

The Company recorded the following equity transactions during the year ended December 31, 2009:

-	On June 5, 2009, the Company issued 17,000 common shares with par value US$0.001 per share to Red Chip Companies Inc. for its services at a market value of $46,070.

-	On June 18, 2009, the Company issued 16,334 common shares with par value US$0.001 per share to certain employees according to the Company’s 2009 Incentive Stock Plan Inc. at a market value of $47,369.

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

Options:

During the year ended December 31, 2010, the Company exercise of 20,660 shares of options in the amount of $59,921.

During the year ended December 31, 2010, the total stock based compensation was $180,909.

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

Stock option activity for the year ended December 31, 2010 is summarized as follows:

	Shares underlying options	Weighted average Exercise Price
Outstanding as of January 1, 2009	10,000		$3.05
Granted	456,000		3.33
Exercised	-		-
Expired / cancelled / forfeited	(10,000)		3.05-
Outstanding as of December 31, 2009	456,000		$3.33
Granted
Exercised	(20,660)		3.33
Expired / cancelled / forfeited	(10,000)		5.40
Outstanding as of December 31, 2010	425,340	$

The following table summarizes the Company’s stock options outstanding at December 31, 2010.

Exercise Price	Outstanding December 31, 2010	Weighted Average Remaining Life in Years	Number exercisable
$3.19	300,000	1.50	200,000
$5.59	30,000	1.73	20,000
$2.90	95,340	1.47	68,000
	425,340		288,000

14.    Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the year ended December 31, 2010, dilutive shares include shares attributable to exercisable option only.

The following reconciles the components of the EPS computation:

	Year Ended December 31, 2010
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income- attributable to CEU and subsidiaries	$15,262,408	31,928,992	$0.48

Effect of Dilutive Securities		104,334

Diluted EPS	$5,262,408	32,033,326	$0.48

	Year Ended December 31, 2009
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income- attributable to CEU and subsidiaries	$15,206,772	24,081,002	$0.63

Effect of Dilutive Securities		1,581,604

Diluted EPS	$15,206,772	25,662,606	$0.59

The number of shares issuable upon the exercise of vested options and warrants excluded from the computations because their effect would be anti-dilutive totalled 30,000 for 2010, and 20,000 for 2009.

15.	Commitments and Contingencies

The Company has been served with two lawsuits, The first, Apicella v. China Education Alliance Inc., et all, No 10-cv-09239 (CAS) (JCx), was filed on Dec. 2, 2010. The second, Clemens v, China Education Alliance Inc., et al, No. 10-cv09987 (JFW) (AGRx) was filed on Dec. 28, 2010, in the U.S. District Court for the Central District of California. Both lawsuits claimed, that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. Mr. Clemens purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The Company believes both these lawsuits are without merit and intends to vigorously defend itself. At this point the Company cannot estimate the contingency liabilities of this litigation.

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued for any losses as of December 31, 2010 and December 31, 2009.

In August 2010, the Company entered into an investor relations consulting agreement. The agreement is for one year. The Company has the right to terminate this agreement at the six month point of the contract, with a thirty day notice. The contract stipulates a fee of $7,500 per month. During the twelve months ended December 31, 2010 the Company expensed $37,500 in consulting fees under this contract. In addition, the contract grants two separate warrants to purchase 25,000 shares for each warrant. The first warrant was granted and vested on October 1, 2010 and expires on October 2, 2012. The exercise price for this warrant was the volume weighted average price of the Company’s common stock for the period from August 1, 2010 through August 10, 2010. The second warrant, if the Company proceeds with the contract after six months, is to be granted and vested on February 10, 2011 and expires on February 10, 2013. The exercise price for this warrant will be the volume weighted average price of the Company’s common stock for the period from February 1, 2011 through February 10, 2011. The total warrants was exercised and converted into 99,583 common stock for the amount of $298,749.

Minimun Lease  Commitments

The Company has two office leases, one is located in Harbin with a lease term that expires October of each year and the Company will renew the lease term annually. The other office is located in Beijing with a lease term for 18 months since December 2010.

The Company recorded an aggregate of $250,919 and $189,105 as rent expenses for the fiscal years ended December 31, 2010 and 2009, respectively. Rent expenses for the 5 years after December 31, 2010 are as follows:

2011	542,672
2012	287,396
2013	32,121
2014	32,121
2015	32,121
926,431

16.	Operating Risk

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

17.	Subsequent Events

The Company evaluates subsequent events for purposes of recognition or disclosure up through the date the financial statements are issued.

On March 21, 2011, China Education Alliance, Inc. (the “Company”) entered into an agreement (the “Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, People’s Republic of China.  Pursuant to the Agreement, the Company and NIT will jointly establish Nanchang Institute of Technology College of Vocational Training and Certification (the “College”). NIT will provide facilities for free and the Company will provide teachers, curriculums and certificates of trainings and pay all the expenses incurred in the teaching process. In return, NIT and the Company will receive 20% and 80% of the total revenue of the College, respectively. The College commenced operations, under the control of the Company on March 21, 2011.

On March 14, 2011, China Education Alliance, Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with the shareholder (the “Shareholder”) of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, People’s Republic of China.

Pursuant to the Agreement, the Company agreed to purchase 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The Shareholder and the Company also agreed to provide RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately 0.5 million) as working capital for Tianlang, respectively. The purchase price shall be paid as follows: RMB 1,000,000 (approximately $0.2 million) to be paid within three business days after the execution of the Agreement, RMB 6,550,000 (approximately $1 million) to be paid within two business days after completion of due diligence and the remaining purchase price to be paid upon completion of relevant procedures to effect the share transfer. In addition, after the execution of the Agreement, Tianlong shall establish a new board of directors with five directors, of which three directors shall be appointed by the Company and two directors shall be appointed by the Shareholder.

18.	Statutory Reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The public welfare fund no longer requires the Company to contribute, but the Company can’t dissolve it. As of December 31, 2007, the Company appropriated 50% of its registered capital to statutory reserve for Heilongjian Zhonghe Education Training Center, and has not contributed additional funds to this subsidiary statutory surplus reserve, as they are in compliance with all applicable PRC rules. The Company’s other subsidiary has not reached their maximum contribution required for their statutory reserve; accordingly contributions were made for the year ended December 31, 2010.  For the year ended December 31, 2010 and 2009, statutory reserves activity is as follows:

	Harbin Zhong He Li Da Education Technology, Inc	Heilongjiang Zhonghe Education Training Center	Beijing Hua Yu Hui Zhong Technology Development Co., Ltd	Total
Balance – January 1, 2009	$1,708,371	$281,867	$-	$1,990,238
Allocations to Statutory reserves	1,025,905	-	-	1,025,905
Balance – December 31, 2009	2,734,276	281,867	-	3,016,143
Allocations to Statutory reserves	715,529	-	-	715,529
Balance – December 31, 2010	$3,449,805	$281,867	$-	$3,731,672

19.	Income Taxes

On September 15, 2004, the Company executed a Plan of Exchange with ZHLD, subsequently ZHLD applied to be classified as a foreign invested company immediately after the merger, and a business license was approved for such qualification on April 8, 2005. According to PRC taxation policy, there is a 100% income tax exemption or holiday for the initial 2 years after obtaining the exemption and a 50% tax exemption or holiday for the 3 years subsequent to the initial 2 years applicable to a foreign invested company, advanced technology company or software development company.  Because ZHLD falls within these categories, it enjoys this income tax exemption or holiday from April 8, 2005, the date it obtained approval as a wholly owned foreign enterprise. The Company received a 100% tax holiday for the year ended December 31, 2006, and then 50% reduction of the prevailing tax rate until the fiscal year ending December 31, 2009, subject to changes in tax rates implemented in 2007 that go into effect commencing January 1, 2008 which will have the effect of increasing the enterprise tax rate by 2% per year until it reaches and effective tax rate of 25%. For the years ended December 31, 2008, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. During the year ended December 31, 2009, the Company was assessed an additional PRC enterprise income tax, above their effective rate, due to tax regulations implemented by the PRC in the year ended December 31, 2009 relating to a prior period. ZHLD management, expects ZHLD to continue being qualified as a technology and software entity, and expects to receive a 50% reduction in their statutory PRC enterprise income tax rates. The ZHLD’s enterprise tax for the year ended December 31, 2010 is 15%. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ,  ZHLDBJ, and New Shifan  are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses incurred since inception.

The components of income (loss) before income tax consist of approximately following:

	Year Ended December 31,
	2010	2009
U.S Operations	(1,082,000)	(1,916,000)
Chinese Operations	17,881,000	18,328,000
	16,799,000	16,412,000

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2010	2009
Income tax provision at Federal statutory rate	$5,919,000	$5,745,000
State income taxes, net of Federal benefit	778,000	755,000
Permanent differences	34,000	600,000
U.S. tax rate in excess of foreign tax rate	(2,627,000)	(2,676,000)
Abatement of foreign income taxes	(3,527,000)	(3,487,000)
Additional tax assessment for PRC income taxes – assessed in current period related to prior period	715,000	131,000-
Increase in valuation allowance	357,000	227,000
Tax provision	$1,649,000	$1,295,000

The Company has a U.S net operating loss carryforward of approximately $3,100,000 as of December 31, 2010 which will  expire through 2030. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownerhip which took place during 2005. The deferred tax asset of approximately $1,225,000 associated with these net operating loss carryforwards was fully reserved as of December 31, 2010.

Had the above noted tax exemption not been in place for the years ended December 31, 2010 and 2009, the Company estimates the following proforma financial statement impact.

	Years Ended December 31,
	2010	2009
	(Proforma)	(Proforma)
Net income before tax provision	$16,910,000	$16,412,000
Less Tax provision not exempted	1,649,000	1,295,000
Less Tax provision exempted	3,527,000	3,287,000
Net income	11,734,000	11,830,000
Less: net loss attributable to noncontrolling interests	(112,000)	(90,000)
Net income – attributable to the Company	11,622,000	11,740,000

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Zibing Pan, the Company’s ex-chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2010. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Xiqun Yu, the Company’s chief executive officer, and Alice Lee Rogers_the Company’s chief financial officer. Based on its assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

The following are our officers and directors as of the date of this annual report. Most of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

 The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Xiqun Yu	43	Chairman of the board, Chief Executive Officer, President and Director
Alice Lee Rogers	50	Chief financial officer
James Hsu 1,2,3	58	Director
Liansheng Zhang 1,2,3	69	Director
Yizhao Zhang 1,2,3	41	Director

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

Ms. Alice Lee Rogers was appointed our Chief Financial Officer on March 1, 2011.  Ms. Rogers is a Certified Public Accountant and member of the American Institute of Certified Public Accountants and California Society of CPAs. Ms. Rogers has more than ten years of professional accounting and auditing experience with public accountant firms including recent experience with SEC audits and reviews of financial disclosures. Ms. Rogers is also the founder of Lee-Rogers & Company, Inc. and has been its President since 2007.  From June 2009 to May 2010, Ms. Rogers worked as vice president of finance for Dragon Acquisition Corporation. Prior to that Ms. Rogers worked as an account manager at Kabani & Company Inc., from February 2005 to June 2007, and as a senior accountant at Koo, Chow & Company LLP from June 2000 to December 2004. Ms. Rogers graduated with a BA in Business Administration from California State University, Northridge.

Mr. James Hsu has been a director since October 2007. Mr. Hsu has been the president of Global Education Initiatives, Inc., a company which has developed higher education collaboration programs between the U.S., Taiwan and the PRC since 1997. He has also been the chief executive officer of Greater New York Home Care Systems, Inc., a company which provides infusion and other health care services to patients in their homes, since 1998. He is a founder of HeritageEast, a company which promotes cultural exchange between the U.S. and the PRC, and YYnet Communications, a company which specializes in information system services. He received a B.A. in Economics from Taiwan University, M.A in Management Science from Yale University and Ph.D. in Industrial and Operations Engineering from the University of Michigan.

Mr. Lianzheng Zhang has been a director since October 2007. Since July 1990, Mr. Zhang has served as Pluralism Director at the Heilongjiang provincial Base of Research and Experiment in Polymer Science & Technology.  Mr. Zhang has also been appointed as a People’s Representative during the 9th (1998) and 10th (2003) National People’s Congress of the PRC for his extraordinary achievement in Polymer Science and Technology. Mr. Zhang received a Bachelor’s Degree in Organic Chemistry from the Heilongjiang University and Master’s Degree in Polymer Chemistry at the Jillin University. Mr. Zhang was also a visiting scholar at the University of Bradford.

Mr. Yizhao Zhang was the chief financial officer of Universal Travel Group (NYSE: UTA) until August 16, 2010. He is also an independent director of China Green Agriculture Inc. (NYSE: CGA), Kaisa Holdings Group (HK: 1638) and China Carbon Graphite, Inc. (OTC BB: CHGI), respectively. Mr. Zhang has over 13 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions in Energoup Holdings Corporation (OTC BB: ENHD), Shengtai Pharmaceutical Inc. (OTC BB: SGTI), China Natural Resources Incorporation (NASDAQ CM: CHNR) and Chinawe Asset Management Corporation (OTC BB: CHWE). From 1993 to 1999 Mr. Zhang also had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation. Mr. Zhang is a certified public accountant of the state of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003.

The Directors initially elected in Class I, James Hsu, Liansheng Zhang and Yizhao Zhang, who will serve until the annual meeting of stockholders in 2011 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The Directors initially elected in Class II, Zibing Pan and Xiqun Yu, will serve until the annual meeting of stockholders in 2012 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Beginning with the election of Directors to be held at the year 2011 annual meeting, each class of Directors will be elected for a two-year term. If for some unforeseen reason one or more of the nominees is not available as a candidate for Director, the Proxies may be voted for such other candidate or candidates as may be nominated by the Board.

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

	Xiqun Yu	Alice Lee Rogers	James Hsu	Liansheng Zhang	Yizhao Zhang

High level of financial literacy		X			X

Diversity of race, ethnicity, gender, age, cultural background or professional experience

Extensive knowledge of the Company’s business	X		X

Marketing/Marketing related technology experience	X		X

Relevant Chief Executive/President or like experience	X		X		X

Governmental, political or diplomatic expertise	X		X	X

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

Relevant Chief Executive/President or like experience – Mr. Hsu has been the chief executive officer of Greater New York Home Care Systems, Inc., a company which provides infusion and other health care services to patients in their homes, since 1998 and the founder of both HeritageEast and YYnet Communications.

Liansheng Zhang

Governmental, political or diplomatic expertise - Mr. Zhang also been appointed as a People’s Representative during the 9th (1998) and 10th (2003) National People’s Congress of the PRCfor his extraordinary achievement in Polymer Science and Technology.

Yizhao Zhang

High level of financial literacy - Mr. Zhang has over 13 years of experience in accounting and internal control, corporate finance, and portfolio management. From 1993 to 1999 Mr. Zhang had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation. He is a certified public accountant of the state of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003.

Relevant Chief Executive/President or like experience – Mr. Zhang is an independent director of China Green Agriculture Inc. (NYSE: CGA), Kaisa Holdings Group (HK: 1638) and China Carbon Graphite, Inc. (OTC BB: CHGI), respectively.  Mr. Zhang was the chief financial officer of Universal Travel Group (NYSE: UTA) until August 16, 2010.  Previously, Mr. Zhang held senior positions in Energoup Holdings Corporation (OTC BB: ENHD), Shengtai Pharmaceutical Inc. (OTC BB: SGTI), China Natural Resources Incorporation (NASDAQ CM: CHNR) and Chinawe Asset Management Corporation (OTC BB: CHWE).

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

Alice Lee Rogers

High level of financial literacy - Ms. Rogers is a Certified Public Accountant and member of the American Institute of Certified Public Accountants and California Society of CPAs. Ms. Rogers has more than ten years of professional accounting and auditing experience with public accountant firms including recent experience with SEC audits and reviews of financial disclosures. Ms. Rogers is also the founder of Lee-Rogers & Company, Inc. and has been its President since 2007.  From June 2009 to May 2010, Ms. Rogers worked as vice president of finance for Dragon Acquisition Corporation. Prior to that Ms. Rogers worked as an account manager at Kabani & Company Inc., from February 2005 to June 2007, and as a senior accountant at Koo, Chow & Company LLP from June 2000 to December 2004. Ms. Rogers graduated with a BA in Business Administration from California State University, Northridge.

James Hsu

Extensive knowledge of the Company’s business – Since 1997, Mr. Hsu has been the president of Global Education Initiatives, Inc., a company which develops higher education collaboration programs between the U.S., Taiwan and the PRC.

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

•
Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Our board of directors has three committees, the audit committee, the compensation committee and the nominating committee. The audit committee and compensation committee were established in October 2007, and the nominating committee was establish in October 2007. Prior to October 2007, our entire board of directors acted as the audit and compensation committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements.

The members of the audit committee are Yizhao Zhang (Chairman), James Hsu and Liansheng Zhang. The members of the compensation committee are Liansheng Zhang (Chairman), Yizhao Zhang and James Hsu. The nominating committee similarly comprises of Liansheng Zhang (Chairman), Yizhao Zhang and James Hsu.

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

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The members of the compensation committee currently are Liansheng Zhang (Chairman), Yizhao Zhang and James Hsu. The members of our compensation committee or their affiliates did not provide additional service to the Company or its affiliates in an amount in excess of $120,000 during the Company’s fiscal year ended December 31, 2010.

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

The purpose of the nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The nominating committee will be involved in evaluating the desirability of and recommendation to the board of any changes in the size and composition of the board, and evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. The members of the nominating committee currently are Liansheng Zhang (Chairman), Yizhao Zhang and James Hsu.

The directors who serve on the nominating committee are "independent" directors based on the definition of independence in the listing standards of the New York Stock Exchange. The nominating committee has a written charter. The charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp. The nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to our Secretary at 58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China 150090, provided such recommendation has been made in accordance with the relevant by-laws.

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

The board and its committees held the following number of meetings during the fiscal year of 2010

Board of Directors	1
Audit Committee	4
Compensation Committee	0
Nominating Committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent, which amounted to one such action.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2010.

Board Leadership Structure and Role in Risk Oversight

Xiqun Yu is our chairman and chief executive officer. We have three independent directors. Our lead independent director is Yizhao Zhang.  Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to China Education Alliance, Inc. and its subsidiaries in the fiscal years ended December 31, 2010 and 2009 in their capacity as such officers.  Mr. Xiqun Yu, our chief executive officer and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xiqun Yu	2010	22,900	—	—	133,617	—	—	—	156,517
Chief
Executive	2009	21,000	—	—	313,300	—	—	—	334,000
Officer
(principal
executive
officer)(1)

Zibing Pan
Chief	2010	100,000	—	—	40,497	—	—	—	140,497
Financial
Officer	2009	38,000	—	—	52,000	—	—	—	90,000
(principal
financial
officer)(2)

Susan Liu
Former	2010	—	—	—	—	—	—	—	—
Chief
Financial	2009	50,000	—	—	4,000	—	—	—	54,000
Officer(3)

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

(2)           Mr. Zibing Pan joined us as our Chief Financial Officer on August 20, 2009. On September 24, 2009, he was granted an option to purchase 30,000 shares of common stock of Company annually at an exercise price of $5.59, which option shall vest in one-third installments over three years, the first installment to be exercisable on September 24, 2009 (the "Initial Vesting Date"), with additional installments becoming exercisable on each of the first and second anniversaries following the Initial Vesting Date. There are no other notable conditions to exercisability, tandem feature, reload feature, tax-reimbursement feature, and any provision that could cause the exercise price to be lowered.  Mr. Pan resiged as our Chief Financial Officer and Director on February 28, 2011 and his resignation became effective March 1, 2011.

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

Outstanding Equity Awards at 2010 Fiscal Year End

As of December 31, 2010, no options were exercised, and options to purchase 438,666 shares of the Company’s common stock were outstanding.

Outstanding Equity Awards at Fiscal Year-End December 31, 2010

Option/Stock awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Xiqun Yu	200,000	100,000	-	3.19	6/18/2012	-	-	-	-
Zack Pan	20,000	10,000	-	5.59	9/24/2012	-	-	-	-
Xuxin Dong	20,000	10,000	-	2.90	6/18/2012	-	-	-	-
Tao Wang	3,333	3,333	-	2.90	6/18/2012	-	-	-	-
Jianwei Zhou	1,333	667	-	2.90	6/18/2012	-	-	-	-
Shangyi Tian	-	1,000	-	2.90	6/18/2012	-	-	-	-
Lianshuang Li	2,000	1,000	-	2.90	6/18/2012	-	-	-	-
Xiuli Han	-	1,000	-	2.90	6/18/2012	-	-	-	-
Hongbo Ma	2,000	1,000	-	2.90	6/18/2012	-	-	-	-
Quanxi Wang	1,333	667	-	2.90	6/18/2012	-	-	-	-
Liansheng Zhang	6,667	3,333	-	2.90	6/18/2012	-	-	-	-
Yizhao Zhang	30,000	-	-	2.90	6/18/2012	-	-	-	-
James Hsu	-	-	-	5.40	11/15/2010	-	-	-	-
Tai Ming Tan	20,000	-	-	2.90	6/18/2012	-	-	-	-
Total	306,666	132,000

Employment Agreements

We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, or retirement benefits to our executive officers or directors. We had entered into an employment agreement with our Chief Executive Officer, which terminated on August 9, 2009.  The employment agreement has since been extended an additional three years until August 9, 2012. Under the terms of the employment agreement, our Chief Executive Officer is paid $22,900 per annum. Pursuant to the employment agreements, the executives are also entitled to a working clothes subsidiary, insurance, medical benefits, unemployment insurance and other benefits pursuant to our standard policies.

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

On August 20, 2009, we appointed Zibing Pan as our new Chief Financial Officer pursuant to an employment agreement between Mr. Pan and us dated August 20, 2009.  Under that agreement, Mr. Pan was to receive an annual salary of $100,000, and an additional $300 per month towards the payment of his medical, health and dental benefits, disability, accident and life insurance. Additionally, Mr. Pan will be granted an option to purchase 30,000 shares of common stock of Company annually at an exercise price equivalent to the closing price per share of common stock on the date of the grant, which option shall vest in one-third installments over three years. As an incentive to Mr. Pan, on completion of two full years of service to the Company, the Company shall award him an additional option to purchase 40,000 shares of the Company’s common stock at an exercise price equivalent to the closing price per share of common stock on the date of the grant, which option shall vest in one-third installments over three years.

On March 1, 2011, we appointed Alice Lee Rogers as our new Chief Financial Officer pursuant to an employment agreement between Ms. Rogers and us dated March 1, 2011.  Pursuant to the agreement, Ms. Rogers is to receive an annual salary of $100,000. Additionally, Ms. Rogers will be granted an option to purchase 30,000 shares of common stock of the Company each year for the first two years, and an option to purchase 40,000 shares of common stock of the Company for the third year, at an exercise price equivalent to the closing price per share of common stock on the date of employment, provided Ms. Rogers is still Chief Financial Officer of the Company or otherwise engaged by the Company at the time of exercise. The options shall vest in one-third installments over three years.

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

On November 15, 2009, James Hsu was granted an option by the Company pursuant to the Company's 2009 Incentive Stock Option Plan and an Incentive Stock Option Agreement dated as of November 15, 2009. The option shall become vested and exercisable as of November 15,2009 to purchase 10,000 shares of common stock at the exercise price of $5.40 per share during the term of Mr. Hsu’s employment with the Company and shall expire one year from November 15, 2009. Mr. Hsu also received $10,000 in fees in fiscal year 2009.

The following table sets forth the compensation received by our directors in fiscal year 2010 in their capacity as directors:
Name and Principal Position	Fee earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xiqun Yu	—	—	133,617	—	—	—	133,617
Chief Executive Officer

James Hsu	10,000	—	0	—	—	—	10,000
Director

Liansheng Zhang	5,000	—	1,215	—	—	—	6,215
Director

Yizhao Zhang	12,000	—	25,300	—	—	—	37,300
Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of April 15, 2011.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)
5% Shareholder
Zesiger Capital Group LLC 460 Park Avenue, 22nd Floor, New York, New York 10022	2,182,200	(2)	6.88%

Executive Officers and Directors
Xiqun Yu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	12,883,335	(3)	40.58%

Alice Lee Rogers (4) 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	--		--

James Hsu (5) 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	--		--

Liansheng Zhang 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	6,666	(6)	*

Yizhao Zhang 45 Old MillstoneDrive, NIT 6 East Windsor, NJ08520	30,000	(7)	*
Officers and Directors as a group (five individuals)	12,920,001		40.69%

*Represents less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 15, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 15, 2011 (31,727,249), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
Clients for whom Zesiger Capital Group LLC (“ZCG”) acts as investment adviser may withdraw dividends or the proceeds of sales from the accounts managed by ZCG. No single client account owns more than 5% of the class of securities.

(3)
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

(4)
On March 1, 2011, we appointed Alice Lee Rogers as our new Chief Financial Officer pursuant to an employment agreement between Ms. Rogers and us dated March 1, 2011. Pursuant to the agreement, Ms. Rogers will be granted an option to purchase 30,000 shares of common stock of the Company each year for the first two years, and an option to purchase 40,000 shares of common stock of the Company for the third year, at an exercise price equivalent to the closing price per share of common stock on the date of employment, provided Ms. Rogers is still Chief Financial Officer of the Company or otherwise engaged by the Company at the time of exercise. The options shall vest in one-third installments over three years.

(5)
James Hsu was granted an option by the Company pursuant to the Company's 2009 Incentive Stock Option Plan and an Incentive Stock Option Agreement dated as of November 15, 2009. The option shall become vested and exercisable as of November 15, 2009 to purchase 10,000 shares of common stock at the exercise price of $5.40 per share during the term of the James Hsu’s employment with the Company. The option expired one year from November 15, 2009.

(6)
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

(7)
Yizhao Zhang was granted an option to purchase 30,000 shares of the common stock of the Company pursuant to the 2009 Incentive Stock Plan on June 18, 2009. The option shall vest on the first anniversary of the date of the grant and may be exercised until three years from the date of the grant of the option.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

There were no related party transactions in fiscal year 2010.

Independent Directors

Our Board of Directors is currently comprised of a majority of independent directors, as such term is defined by the rules of the New York Stock Exchange, and such independent directors are Yizhao Zhang, James Hsu, and Liansheng Zhang.

Item 14. Principal Accounting Fees and Services.

We were billed by Sherb & Co., LLP, an independent public accounting firm, for the following professional services they performed for us during the fiscal years ended December 31, 2010 and 2009 as set forth in the table below.

	Fiscal year ended December 31,
	2010		2009
Audit fees		$120,000	$103,000
Audit-related fees	$		$—
Tax fees	$		$1,800
All other fees	$		$—

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

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

10.27	Employment Agreement dated as of March 1, 2011 between Alice Lee Rogers and the Registrant filed with the SEC on March 4, 2011.

10.28	Management Agreement dated March 4, 2011 between Nanchang Institute of Technology and Registrant filed with the SEC on March 7, 2011.

10.29	Share Transfer Agreement dated March 14, 2011 between the shareholder of Harbin Tianlang Culture and Education School and the Registrant filed with the SEC on March 17, 2011.

10.30	Agreement dated March 21, 2011 between the Company and Nanchang Institute of Technology.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm (Sherb & Co., LLP).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: April 15, 2011	By:	/s/ Xiqun Yu
Xiqun Yu
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer	April 15, 2011
Xiqun Yu	Chairman of the Board of Directors
and Director (Principal Executive Officer)

/s/ Alice Lee Rogers	Chief Financial Officer	April 15, 2011
Alice Lee Rogers	(Principal Financial and Accounting Officer)

/s/ James Hsu	Director	April 15, 2011
James Hsu

/s/ Liansheng Zhang	Director	April 15, 2011
Liansheng Zhang

/s/ Yizhao Zhang	Director	April 15, 2011
Yizhao Zhang