Form 10-Q
period 2011-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2011-05-16
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

86-451-8233-5794
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2011 there were 31,727,249 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$67,846,807	$71,105,415
Accounts receivable	49,999	-
Other receivable	349,667	432,030
Prepaid expenses	2,284,412	2,834,976
Total current assets	70,530,885	74,372,421

Non-current Assets
Note receivable	7,251,787	7,172,301
Property and equipment, net	9,269,176	9,946,729
Intangibles and capitalized software, net	1,436,843	1,515,381
Long-term investment	5,646,356	559,269
Deferred tax assets	163,278	-
Total non-current assets	23,767,439	19,193,680

Total Assets	$94,298,324	$93,566,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$716,476	$686,102
Deferred revenues	686,138	1,072,373
Total current liabilities	1,402,614	1,758,475

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
31,727,249 and 31,261,911 issued at March 31, 2011 and December 31, 2010, respectively; and 412,536 shares held in treasury)	31,727	31,263
Additional paid-in capital	40,828,516	39,705,625
Statutory reserve	5,063,769	3,731,672
Retained earnings	42,712,375	44,591,566
Accumulated other comprehensive income	6,095,625	5,573,565
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	93,754,939	92,656,619
Noncontrolling interests in subsidiaries	(859,230)	(848,991)
Total stockholders' equity	92,895,709	91,807,627

Total Liabilities and stockholders's Equity	$94,298,324	$93,566,101

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	March 31,
	2011	2010
Revenues
Online education revenues	$3,923,588	$5,231,063
Training center revenues	3,026,843	2,857,197
Other Revenues	49,973	529,474
Total revenue	7,000,404	8,617,734

Cost of Goods Sold
Online education costs	1,693,222	1,113,558
Training center costs	676,116	631,969
Other costs	8,079	40,777
Total cost of goods sold	2,377,416	1,786,304

Gross Profit
Online education gross profit	2,230,366	4,117,505
Training center gross profit	2,350,726	2,225,228
Other gross profit	41,895	488,697
Total gross profit	4,622,987	6,831,430

Operating Expenses
Selling expenses	2,426,297	2,240,954
Administrative	2,449,891	454,193
Depreciation and amortization	317,862	232,811
Total operating expenses	5,194,050	2,927,958

Income/(Loss) from operations	(571,063)	3,903,472

Other Income/ (Expense)
Other income/(Expense)	(59,856)	18,893
Loss on disposal of fixed assets	(141,912)	-
Interest income	62,459	46,693
Investment loss	-	(1,530)
Total other income/(Expense)	(139,309)	64,056

Income (Loss) Before Provision for Income Tax	(710,373)	3,967,528
Income taxes:
Current	-	(343,179)
Deferred	163,279	-

Net Income/(Loss)	(547,094)	3,624,349
Net (income) loss attributable to the noncontrolling interests	48,340	(38,523)
Net Income/(Loss) - attributable to CEU and Subsidiaries	$(498,754)	$3,662,872

Basic Income (Loss) Per Share	$(0.02)	$0.12
Diluted Income (Loss) Per Share	$(0.02)	$0.12

Basic Weighted Average Shares Outstanding	30,976,810	31,323,734
Diluted Weighted Average Shares Outstanding	30,976,810	31,389,803

The Components of Comprehensive Income
Net income/(Loss)	$(498,754)	$3,662,872
Foreign currency translation adjustment	522,060	(72,435)

Comprehensive income	$23,306	$3,590,437

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	March 31,
	2011	2010
Cash flows from operating activities
Net Income/(Loss)	$(547,094)	$3,662,872
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	741,226	447,516
Loss on disposal of fixed assets	141,912
Stock based compensation	1,112,158	78,865
Loss on equity investment		2,097
Loss attributable to the noncontrolling interests	(10,239)	(38,523)
Deferred tax assets	(163,278)	-
Net change in assets and liabilities
Account receivables	(80,213)	282,188
Prepaid expenses and other	580,814	339,730
Accounts payable and accrued liabilities	(29,412)	(415,572)
Other payable	(182,497)	-
Deferred revenue	(404,358)	(138,833)
Net cash provided by operating activities	1,159,019	4,220,340

Cash flows from investing activities
Purchases of property and equipment	(24,299)	(72,973)
Acquisition of intangible asset	-	(877,694)
Cash paid for acquisition	(5,340,658)	-
Proceeds from disposal of fixed assets	15,420	-
Net cash used in investing activities	(5,349,537)	(950,667)

Cash flows from financing activities
Warrants exercised	-	298,749
Options exercised	-	38,657
Net cash provided by financing activities	-	337,406

Effect of exchange rate changes on cash	931,910	(75,484)

Net increase/(decrease) in cash	(3,258,608)	3,531,595

Cash and cash equivalents at beginning of period	71,105,415	65,035,332

Cash and cash equivalents at end of period	$67,846,807	$68,566,927

Supplemental disclosure of cash flow information
Income taxes paid	$-	$1,274,074

Non-cash investing and financing activities
Conversion of preferred stock to common	$-	$1,867,644

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

ZHLD also owns 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. The remaining 30% interest was given to The Vocational Education Guidance Center of China (the “Guidance Center”) for no consideration. The 30% interest in BHYHZ that the Company transferred to the Guidance Center for no consideration was treated as an intangible asset. The minority ownership interest shares of operating losses of BHYHZ are being absorbed by the Company, as the minority interest holdings have no basis in their investment.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of March 31, 2011 and 2010 was $430,885 and 339,589, respectively.

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

In December 2006, we acquired, for approximately $1.0 million, all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-line education resources to computer vocational training school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province for vocational training. The acquisition included materials and resources to provide on-site education classes and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering with nine on-site classrooms and nine multimedia/computer classrooms at two centers. The partnership with Beida Qingniao expired last year, and we currently meet strong market demand by operating a popular IT training course developed through our own system.

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

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company agreed to loan NIT RMB 50 million (approximately $7,306,736) to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The Company loaned NIT approximately 47,000,000 RMB pursuant to this agreement in December 2010. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors.

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

The acquisition of Tianlang was not officially completed until April 2011, whereupon we had a 60% equity interest in the school.  We are currently co-managing Tianlang with the previous majority owner. The approximately $5.3 million paid by the Company is included in long-term investments on the accompanying March 31, 2011 balance sheet.

On March 21, 2011, the Company entered into an additional agreement with NIT. Pursuant to the agreement, the Company and NIT will jointly establish Nanchang Institute of Technology College of Vocational Training and Certification (the “College”). NIT will provide facilities for free and the Company will provide teachers, curriculums and certificates of trainings and pay all the expenses incurred in the teaching process. In return, NIT and the Company will receive 20% and 80% of the total revenue of the College, respectively. The Company is responsible for the College’s operation which began on March 21, 2011.

The Company’s principal business is the distribution of educational resources through the Internet and training centers. The Company’s website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary and secondary education resources. The Company has a database comprised of such resources as test papers that are used for elementary and secondary education courses. The database includes more than 350,000 exams and test papers and courseware for elementary and secondary school students. The Company markets this database under the name “Famous Instructor Test Paper Store.” Although a number of the resources are available through the website without charge, our subscribers are charged for services such as the “Famous Instructor Test Paper Store” and for videos on demand. Subscribers can purchase debit cards which can be used to download material from the website.

The Company also provides on-site teaching services in Harbin and other cities, which are marketed under the name “Famed Instructors Classroom.” The Company has a 36,600 square foot training facility in Harbin, Heilongjiang Province, the PRC, which has 17 classrooms and can accommodate up to 1,200 students.

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

These consolidated financial statements for interim periods are unaudited.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated interim financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on April 15, 2011.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of March 31, 2011. The Company’s cash at their US banks are in excess of statutorily insured limits at March 31, 2011 and December 31, 2010.

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

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset is removed from their respective accounts and any gain or loss is recorded in the Statements of Operations.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at March 31, 2011 and December 31, 2010.

Intangibles - Intangibles consist of franchise rights on educational products, capitalized software and New Shifan’s expertise, magazine rights and contest operation rights.  Most intangible assets are amortized over the lives of the rights agreements, or their respective operational useful lives. The Company has not completed its evaluation of New Shifan’s intangible as of March 31, 2011, accordingly no amortization has been calculated for three months ended March 31, 2011.

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the three months ended March 31, 2011 and the year ended December 31, 2010.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is Renminbi (“RMB”). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in comprehensive income. Gains and losses from foreign currency transactions are included in net income. There were no gains and losses from foreign currency transactions for the three months ended March 31, 2011 and 2010.

	March 31,
	2011	2011
RMB: US$ exchange rate	6.55011	6.8372

Average RMB: US$ exchange rate	3 months Ended March 31,
	2011	2010
	6.55350	6.8409

Noncontrolling Interest - Noncontrolling interests in the Company’s subsidiaries are recorded in accordance with the provisions of FASB Accounting Standards Codification 810 Consolidation (“ASC 810”) and are reported as a component of equity, separate from the parent’s equity.  Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Tuition from courses is recognized ratably over the period that fees are earned, typically the life of the course. The Company offers credits to students if they should withdraw, or be unable to complete their required courses. Historically the issuances of credits have not been high with regards to tuition fees. The Company offers cash refunds on a limited basis based on individual circumstances.

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of March 31, 2011 and December 31, 2010 was $49,999 and $0, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At March 31, 2011 and December 31, 2010, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the three months ended March 31, 2011 and 2010.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of March 31, 2011 and December 31, 2010 was $686,138 and $1,072,373 respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three months ended March 31, 2011 and 2010 were $175,138 and $381,826, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three months ended March 31, 2011 and 2010 are related to the Company’s PRC operations.

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

Enterprise income tax

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Owned Foreign Enterprises (“WOFE’s”) at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a WOFE.  This exemption ended on December 31, 2006, at which time ZHLD qualified under the then current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended December 31, 2007, 2008 and 2009.  For the years ended December 31, 2008 and 2007, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. In year 2010 ZHLD continues being qualified as a technology and software entity, and expects to receive a 15% statutory PRC enterprise income tax rate. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries, BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses or no income incurred since inception.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has tax benefits from operating losses of approximately $946,000 for the three months ended March 31, 2011 have not been recognized due to the uncertainty of their future realization. In addition, the Company has deferred tax assets of $163,278 for March 31, 2011 and $0 for March 31, 2010.

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

Related party- A related party is a company, or individual, in which a director or an officer has beneficial interests in and in which the Company has significant influence.

As of  March 31, 2011 and  December 31, 2010 the Company has no related party transactions.

Stock based compensation - The Company records compensation expense associated with stock-based awards and other forms of equity compensation. Such compensation would include the recording of cost resulting from all stock-based payment transactions including shares issued under its stock option plans. The Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis.

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

 The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2011.

Cash and cash equivalents of approximately $67,847,000 and $71,105,000 as of March 31, 2011 and December 31, 2010, include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of March 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

•
In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating this new ASU.

•
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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of March 31, 2011 and December 31, 2010, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $901,000 and $960,000, respectively, in funds in excess of FDIC insured amounts.

For the three months ended March 31, 2011 and 2010, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2011	2010
Cash on Hand -China	6,997	4,588
Bank Deposits-China	66,688,924	69,640,382
Bank Deposits-US	1,150,886	1,460,445
	67,846,807	71,105,415

6.	Prepaid Expenses

Prepaid Expenses consist of the following:
	March 31, 2011	December 31, 2010
Prepaid rent	$20,564	$253,073
Prepaid teachers and online material	330,293	401,962
Prepaid services and professional fees	858,755	78,543
Prepaid advertising	817,973	712,700
Other prepaid expenses	256,827	1,388,698

	$2,284,412	$2,834,976

7.	Note receivable

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

As of  March 31, 2011, the amount of note receivable was $7,251,787.

8.	Property and Equipment

Property and Equipment consist of the following:

	March 31, 2011	December 31, 2010

Buildings	$4,647,484	$4,593,799
Transportation vehicles	284,178	273,513
Communication equipment	6,034,230	5,968,091
Furniture and fixtures	3,324,825	3,653,441
	14,290,717	14,488,844
Less: Accumulated Depreciation	(5,021,541)	(4,542,115)
Property and equipment, net	$9,269,176	$9,946,729

For the three months ended March 31, 2011 and 2010, depreciation expenses totaled $479,426 and $324,339, respectively. Allocated in the three months ended March 31, 2011 and 2010 is depreciation expense totaling $275,513 and $149,485, respectively, that is included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of March 31, 2011 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

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

Intangibles consist of the following:
	March 31, 2011	December 31, 2010
ACCP training course	$769,453	$815,377
BENET training course	53,892	60,398
Usage rights- Job Seekers	491,614	452,987
Usage rights- Learners	326,853	301,991
Others	931,211	975,521
New Shifan Expertise	762,212	762,212
	3,335,235	3,368,486
Less: accumulated amortization	(1,898,392)	(1,853,105)
Intangible, Net	$1,436,843	$1,515,381

For the three months ended March 31, 2011 and 2010, amortization expenses totaled $45,287 and $123,177, respectively.

Future amortization of intangible assets is as follows:

Year Ended December 31,
2011	240,332
2012	80,283
2013	13,745
2014	9,164
2015	-
$343,524

10.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of March 31, 2011 and December 31, 2010, the Company had deferred revenue of $686,138 and $1,072,373, respectively.

11.	Stockholders’ Equity

The Company recorded the following equity transactions during the three months ended March 31, 2011.

On January 19, 2011, the Company issued 465,338 shares of common stock with par value USA$0.01 per share at market closed price at US$2.39 to the employees pursuant to the Company’s 2009 Incentive Stock Plan.

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

•	A total of 4,502,143 Series A Preferred Shares were converted into 1,500,714 shares of common stock.

•	The Company has repurchased our own stock totaling 412,536 shares for the amount of $977,072.

•	The cancellation of WEI’s 400,000 shares.

12.	Warrants and Options

Warrants

For three months ended March 31, 2011 and the year ended December 31, 2010, the Company did not grant any warrants.

As of March 31, 2011, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options:

During the three months ended March 31, 2011, the Company did not grant any stock options. The total stock based compensation was $11,199 related to the vesting of previously granted options.

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

The Company measures the intrinsic value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of March 31, 2011 there are 425,340 options with a weighted average exercise price of $3.29 and a weighted average remaining life of 1.25 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to1.25 years . Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately $22,393  in compensation expense remains unearned as of March 31, 2011. The intrinsic value for exercisable options as of March 31, 2010 is $0 due to the market price is lower than exercise price.

Stock option activity for the year ended March 31, 2011 is summarized as follows:

	Shares	Weighted
	underlying	average
	options	Exercise Price
Outstanding as of January 1, 2010	456,000	$3.33
Granted
Exercised	(20,660)	-
Expired / cancelled / forfeited	(10,000)	-
Outstanding as of December 31, 2010	425,340	$3.29
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of March 31, 2011	425,340	$3.29

The following table summarizes the Company’s stock options outstanding at March 31, 2011.

Exercise Price	Outstanding March 31, 2011	Weighted Average Remaining Life in Years	Number exercisable
$3.19	300,000	1.25	200,000
$5.59	30,000	1.23	20,000
$2.90	95,340	1.22	68,000
	425,340		288,000

13.	Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended March 31, 2011 and 2010, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Three Months ended March 31,
	2011	2010
Net income (loss) to common shareholders	$(498,754)	$3,662,871

Weighted average shares outstanding - basic	30,976,810	31,323,734
Effect of dilutive securities	-	66,069
Weighted average shares outstanding - diluted	30,976,810	31,389,803

Income (loss) per share – basic	$(0.02)	$0.12
Income (loss) per share - diluted	$(0.02)	$0.12

14.	Commitments and Contingencies

The Company has been served with two lawsuits, The first, Apicella v. China Education Alliance Inc., et all, No 10-cv-09239 (CAS) (JCx), was filed on Dec. 2, 2010. The second, Clemens v, China Education Alliance Inc., et al, No. 10-cv09987 (JFW) (AGRx) was filed on Dec. 28, 2010, in the U.S. District Court for the Central District of California. Both lawsuits claimed, that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. Mr. Clemens purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The Company believes both these lawsuits are without merit and intends to vigorously defend itself. At this point the Company cannot estimate the outcome of this litigation.

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued any losses as of March 31, 2011.

In August 2010, the Company entered into an investor relations consulting agreement. The agreement is for one year. The Company has the right to terminate this agreement at the six month point of the contract, with a thirty day notice. The contract stipulates a fee of $7,500 per month. During the twelve months ended December 31, 2010 the Company expensed $37,500 in consulting fees under this contract. In addition, the contract grants two separate warrants to purchase 25,000 shares for each warrant. The first warrant was granted and vested on October 1, 2010 and expires on October 2, 2012. The exercise price for this warrant was the volume weighted average price of the Company’s common stock for the period from August 1, 2010 through August 10, 2010. The second warrant, if the Company proceeds with the contract after six months, is to be granted and vested on February 10, 2011 and expires on February 10, 2013. The exercise price for this warrant will be the volume weighted average price of the Company’s common stock for the period from February 1, 2011 through February 10, 2011. The total warrants was exercised and converted into 99,583 common stock for the amount of $298,749. The investor relations consulting agreement was terminated on January 10, 2011.

Minimum Lease Commitments

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

(d) Political risk

Currently, the People’s Republic of China is in a period of growth and is openly promoting business development in order to bring more business into the People’s Republic of China. Additionally, the People’s Republic of China allows a Chinese corporation to be owned by a United States corporation. If the PRC government changes the laws or regulations, the Company’s ability to operate in the People’s Republic of China could be affected.

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

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2011 through May 12, 2011, which is the date the financial statements were issued.  The subsequent events are listed below:

On May 9, 2011, the Company filed a Post-Effective Amendment No. 2 to Form S-8, originally filed on June 18, 2009, as amended by Post-Effective Amendment No. 1 filed on June 19, 2009, to increase the number of shares of common stock issuable under the Company’s 2009 Incentive Stock Plan from 1,000,000 to 2,000,000 shares and to include a reoffer prospectus relating to the potential sale of up to 80,000 shares of the Company’s Common Stock at prevailing prices on the New York Stock Exchange on the date of the future sale.  The Company will receive no part of the proceeds from sales made under the reoffer prospectus.

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

Overview

China Education Alliance is a provider of quality educational resources in China.  The Company’s main line of business is providing online and offline educational materials to students from grades K-12, and to provide vocational skills training to individuals over 18 years of age.  Our website, www.edu-chn.com, has a large database of education preparation materials, test counseling materials, and high-quality educational resources for students in grades K-12, including 500,000 sets of questions that have been collected over the years as well as teaching lesson plans and teaching courseware.

With over 20 learning centers in Beijing, Harbin and Nanchang, we have enough classroom space to meet the needs of nearly 10,000 students.  Our educational materials consists of materials provided by elite teachers and schools throughout the nation as well as courses developed by us.  Our course materials cover students of all ages from grades K-12, and also provide vocational training to students over the age of 18. Because China’s education system is localized, and features multiple categories, we plan to expand our products and services in line with the country’s national development plan.  We plan to set up another 30 or more education centers providing various education resources in 2011 in order to become a large-scale provider of high quality educational resources in China.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of March 31, 2011, we had $49,999 of accounts receivable, which is comprised of on-line advertising.

Our prepaid expenses are $2,284,412 and account for 3.2% of current assets as of March 31, 2011. Prepaid expenses primarily consist of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent. As of March 31, 2011, prepayments to teachers for online materials totaled $330,293, prepayment of rent expense totaled $20,564, prepayments for advertising totaled $817,973, prepaid services and professional fees totaled $858,755, and other prepaid expenses were $256,827. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generated a gross margin of 56.8% for the three months ended March 31, 2011. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a gross margin, which was 77.7% for the three months ended March 31, 2011.

In December 2006, we acquired, for approximately $1.0 million, all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-line education resources to computer vocational training school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province for vocational training. The acquisition included materials and resources to provide on-site education classes and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering with nine on-site classrooms and nine multimedia/computer classrooms at two centers.  The partnership with Beida Qingniao expired last year, and we currently meet strong market demand by operating a popular IT training course developed through our own system.

We own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to the National Vocational Education Association of China, a non-profit, quasi-government entity, for no consideration in order to enable us to work in cooperation with the Guidance Center’s network to expand our business.  This cooperation will be of great help in achieving our goal of the nationwide promotion of high-quality professional education resources.

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

On April 18, 2008, our wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. Media Co., Ltd. ZHLD contributed RMB 3,000,000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd.  In return for their respective contributions, ZHLD owns a 49.02% equity interest and Newspaper Group owns 50.98% equity interest in Harbin New Discovery Media Co., Ltd. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture has created new educational material distribution channels in readable newspaper format. The value of this investment as of March 31, 2011 is $430,886.

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

On January 4, 2009, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf.  ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, clients and suppliers.

On February 3, 2010, we announced that through our wholly owned subsidiary, ZHLD, we have incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million.  The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China. The new company brings significant impact on the secondary education market in China.  There has been minimal operating activity from New Shifan for the quarter ended March 31, 2011.

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

The acquisition of Tianlang was not officially completed until April 2011, whereupon we had a 60% equity interest in the school.  We are currently co-managing Tianlang with the previous majority owner.

On March 21, 2011, the Company entered into an additional agreement with NIT. Pursuant to the agreement, the Company and NIT will jointly establish Nanchang Institute of Technology College of Vocational Training and Certification (the “College”). NIT will provide facilities for free and the Company will provide teachers, curriculums and certificates of trainings and pay all the expenses incurred in the teaching process. In return, NIT and the Company will receive 20% and 80% of the total revenue of the College, respectively. The Company is responsible for the College’s operation which began on March 21, 2011.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which is two to five years. We evaluate the carrying value of the franchise rights and other intangibles during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarter ended March 31, 2011 and 2010.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax asset is from our US corporate parent and has been fully resolved. Our US parent provides corporate and administrative functions for the entire consolidated Company. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

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

The Company engages an advertisement agency to manage its on-line advertisement revenue. Per the contract with this agency, upon posting of an on-line advertisement on the Company’s website, the Company is entitled to share with the agency 50% of the amount charged to the on-line advertiser. The Company recognizes revenue upon posting of an advertisement on their web site. The agency is responsible for collection of all ad revenue from advertisers. The agency is required to make their remittance for on-line advertising six months after on-line ads are posted on their website.

Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent.

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials, including testing booklets, supplemental materials, and teaching material. We value the sales based on the actual occurrence of customer download. Therefore, the spare time between the purchase of debit cards and actual download is recorded under advances on accounts as deferred or unearned revenues. Once the download takes place, the amount is then transferred from advances on accounts to sales. Education fee prepayments represent tuition payments and payments for service contracts, which are amortized over their respective terms.

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

•
In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The Company is currently evaluating this new ASU.

•
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

Results of Operations

Three Months Ended March 31, 2011 and 2010

The following table sets forth information from our statements of operations for the three months ended March 31, 2011 and 2010:

	(Dollars)
	Three Months Ended March 31
	2011		2010
Revenue	$7,000,404	100.0%	$8,617,734	100.0%
Cost of sales	2,377,416	34.0%	1,786,304	20.7%
Gross Profit	4,622,988	66.0%	6,831,430	79.3%
Income (loss) from operations	(571,063)	-8.2%	3,903,472	45.3%
Other income	(139,309)	-2.0%	64,056	0.7%
Income (expense) before income taxes	(710,372)	-10.1%	3,967,528	46.0%
Provision for income taxes	163,279	0.0%	(343,179)	4.0%
Net income	(547,094)	-10.1%	3,624,349	42.1%
Less: Net loss attributable to the noncontrolling interests	48,340	0.7%	(38,523)	42.5%
Net income (loss)-attributable to CEU and Subsidiaries	(498,754)	-1.4%	3,662,872	42.5%

	(Dollars)
	Three Months Ended
	March 31,
	2011		2010
Online Education	$		$

Revenue		3,923,588		5,231,063
Cost of sales		1,693,222		1,113,558
Gross profit		2,230,366		4,117,505
Gross margin		56.8%		78.7%

Training Center Revenue

Revenue		3,026,843		2,857,197
Cost of sales		676,116		631,969
Gross profit		2,350,727		2,225,228
Gross margin		77.7%		77.9%

Other Revenue

Revenue		49,973		529,474
Cost of sales		8,079		40,777
Gross profit		41,895		488,697
Gross margin		83.8%		92.3%

Three Months Ended March 31, 2011 and 2010

Revenue for the three months ended March 31, 2011 (the “March 31, 2011 quarter”) decreased by $1,617,330, or 18.8%, to $7,000,404 compared to $8,617,734 for the three months ended March 31, 2010 (the “March 31, 2010 quarter”). The decrease in revenue reflects a decrease of $1,307,475, or 25.0 % from the online education division, an increase of $169,646, or 5.9% for the training center, and a decrease of $479,501, or 90.6% from other revenues, including advertising and network services.  There are several reasons for the decrease in revenue.  First, we were affected by allegations regarding the Company cited by major websites and other media (the “Allegations”). The reports alleged that we failed to disclose material adverse facts about our business, operations, and prospects.  After the Allegations were released, a number of parents and teachers adopted a non-cooperative wait and see attitude towards the Company.  As a result, there was a decrease in the number of students seeking our services both online and in the classroom. In addition, the morale of the Company’s employees and teachers was adversely affected, which led to unfavorable conditions for the daily operation of the Company.  Secondly, the first quarter included the Chinese New Year, which is traditionaly a lengthy vacation period. Based on past experience, the first quarter usually experiences a stall or decrease in business. However, during the first quarter of fiscal year 2011, we have conducted a extensive marketing activities and closed a merger. We have also set up direct training centers in Beijing and other provinces nationwide to negate the adverse factors relating to the Allegations to re-establish the confidence of the market in the Company.

Our overall cost of sales increased by $591,112 to $2,377,416 in the March 31, 2011 quarter, as compared to $1,786,304 in the March 31, 2010 quarter. The increase in cost of sales reflects a $579,664 decrease in our cost of sales for the online education division for the period, a decrease of $44,147 from our training center division, and $32,698 decrease for the other costs. Our cost increased due to the depreciation of some items such as our online system and class related materials.  The online education’s gross margin decreased to 56.8% in the March 31, 2011 quarter from 78.7% in the March 31, 2010 quarter due to the decrease of online revenue and increase in costs. In the training centers, gross margin decreased to 77.7% in the March 31, 2011 quarter from 77.9% in the March 31, 2010 quarter.  In the other revenues division, gross margin decreased about 8.5% to 83.8% in the March 31, 2011 quarter from 92.3% in the March 31, 2010.  The Allegations brought against the Company had a large impact on the increase in the overall cost of sales of the Company, and caused us to raise our daily expenses for promotion and marketing, which in turn, lowered our profit.

Selling expenses increased by $185,343 or 8% to $2,426,297 in the March 31, 2011 quarter from $2,240,954 in the March 31, 2010 quarter. Our selling expenses include advertising, agent fees and commissions associated with sales of our education debit cards. A major factor in the increase in selling expenses is the Allegations levied against the Company.  Because of these false reports by the media, the Company decided to increase marketing expenses to promote positive publicity and boost the confidence of the market.

Administrative expenses increased by $1,995,698 or 439.4%, to $2,449,891 in the March 31, 2011 quarter as compared to $454,193 in the March 31, 2010 quarter. The increase was due primarily related to stock issuance to employees pursuant to the Company’s 2009 Incentive Stock Plan (the “Plan”).  The Plan was created to reward high-quality teachers who support the development of the Company and have stood by the Company during times of hardship. Management deems the Plan valuable because the Plan helps to negate the fear and lack of confidence in the future of the Company caused by the Allegations, as well as acting to further motivate our employees.  Additionally, the Plan will cause teachers who are not granted shares under the Plan to realize the value of the Company and provide the motivation to cooperate with the Company in the long-term interest of the Company.

Depreciation and amortization, included in operating expenses, increased by $85,051, or 36.5% to $317,862 in the March 31, 2011 quarter, as compared to $232,811 in the March 31, 2010 quarter. This increase was due to the purchase of fixed assets during this quarter.

In 2011, the applicable income tax rate for the Company and ZHLD is 15%, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular Chinese statutory tax rate is at 25%.  The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries; BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception, due to recurring losses or no income incurred since inception.

As a result of the foregoing, the Company had a net loss of $547,094, or $0.02 per share for both basic and diluted, for the March 31, 2011 quarter, as compared with net income of $3,624,349, or $.12 per share for basic and $.12 for diluted, for the March 31, 2010 quarter.

 Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and account receivables. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement, prepaid rent, and other prepayments.  Our account receivables are primarily from our advertising business on our website.

At March 31, 2011, we had cash and cash equivalents of $67,846,807, a decrease of $3,258,608 or 4.6%, from $71,105,415 at December 31, 2010. This decrease mainly was due to the acquisition of new investments during the three months ended March 31, 2011. The biggest expenditure was the acquisition of Habin TianLang Culture and Education School for $5,340,658. Other expenditures included the purchase of fixed assets and other cash flows from operating activities.

Our net cash provided by operating activities was $1,159,019 for the three months ended March 31, 2011, a decrease of $3,061,321 or 73% from $4,220,340 for the three months ended March 31, 2010. This decrease was due to a decrease in net income along with the decrease of deferred revenue, accounts payable, and accounts receivable.

Our cash used in investing activities was $5,349,537 for three months ended March 31, 2011, an increase in use of $4,398,870 from $950,667 for the three months ended March 31, 2010. The increase in expenditure was mainly due to acquiring 60% ownership of HarbinTianLang culture and Education School.

As of March 31, 2011, we had working capital of $69,128,271, a decrease of $3,485,675 from working capital of $72,613,946 at December 31, 2010. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of March 31, 2011, were $716,476, representing an increase of $30,374 or 4.4%, from $686,102 at December 31, 2010.

We believe that our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business to offer services in other parts of the People’s Republic of China as well as to market and continue the development of our vocational training activities, and it is possible that we may require additional funding for that purpose in the future. It also is possible that we may seek to acquire one or more businesses in the education field, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are presently involved in two putative class action laws suits filed in the U.S. District Court for the Central District of California.  The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW)(AGRx), was filed on December 28, 2010.  On March 2, 2011, both actions were consolidated in In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx)(C.D. Cal.). The Consolidated Amended Complaint alleges that we and the other defendants are liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in our public filings during 2008 and 2009.   The Consolidated Amended Complaint also asserts claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants.  Additionally, we have reason to believe that another derivative lawsuit may be commenced against the individuals named as defendants in the securities class action lawsuit, although the timing of such potential lawsuit is uncertain.  If we were to be subsequently involved in more litigation proceedings, and/or we are unable to settle this lawsuit or any other similar lawsuits on terms favorable to us and/or if adverse judgments were to be levied against us, our profitability could be severely impacted. Also, this class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and result in a material adverse effect on our financial condition and results of operations.

Item 1A. Risk Factors

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

Our intellectual property consists of old test papers, which are contained in our library, and courseware, which we developed by engaging authors and educators to develop these materials.  Our proprietary software products are primarily protected by trade secret laws.  Although we require our authors and software development employees to sign confidentiality and non-disclosure agreements, we cannot assure you that we will be able to enforce those agreements or that our authors and software development employees will not be able to develop competitive products that do not infringe upon our proprietary rights. We do not know the extent that PRC courts will enforce our proprietary rights.

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

Many schools in the PRC, especially those in rural areas, do not have sufficient funds to purchase textbooks, educational materials or computers to use our web-based educational portal.  In addition, provincial and local governments may not have the funds to support the implementation of a curriculum using our educational products or may allocate funds to programs, which are different from our products. Our failure to be able to sell our products and services to students in certain areas of the PRC may inhibit our growth and our ability to operate profitably.

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

While the economy in the PRC has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in our costs, it may have an adverse effect on profitability. In order to control inflation in the past, the government has imposed controls in bank credits, limits on loans for fixed assets purchase, and restrictions on state bank lending. Such an austerity policy can lead to a slowing economic growth, which could impair our ability to operate profitably.

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

Government policies are subject to rapid change, and the government of the PRC may adopt policies, which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner which reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. The government of the PRC also exercises significant control over its economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

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

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most developed countries including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of other developed countries.

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

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type, which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Because our funds are held in banks, which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

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

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 26% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and May 10, 2011. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

Our chief executive officer, Mr. Xiqun Yu, owns approximately 40% of our outstanding Common Stock. Depending on the circumstances, Mr. Yu presently may have the voting power from the Common Stock he owns to elect all of the directors and approve any transaction requiring stockholder approval.

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

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we are required to include a management report on internal controls over financial reporting beginning with our Form 10-K annual report for the year ended December 31, 2008, and we will be required to include an auditor’s report on internal controls over financial reporting for the year ended December 31, 2011. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies, which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes that are required.

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

Our stock price may be affected by litigation proceedings brought against the Company.

We are presently involved in a class action lawsuit and if we were to be subsequently involved in more litigation proceedings, and/or we are unable to settle this lawsuit or other similar lawsuits on terms favorable to us and/or if adverse judgments were to be levied against us, our profitability could be severely impacted. Also, this class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and result in a material adverse effect on our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: May 10, 2010	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Alice Lee Rogers
Alice Lee Rogers
Chief Financial Officer
(Principal Financial Officer)