Form 10-Q
period 2011-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2011-08-09
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 9, 2011 there were 31,747,249 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$72,643,017	$71,105,415
Accounts receivable	127,340	-
Other receivable	393,536	432,030
Prepaid expenses	2,197,498	2,834,976
Total current assets	75,361,392	74,372,421

Non-current Assets
Note receivable	7,349,528	7,172,301
Property and equipment, net	6,531,891	9,946,729
Intangibles and capitalized software, net	12,908,169	1,515,381
Long-term investment	-	559,269
Deferred tax assets	441,464	-
Total non-current assets	27,231,052	19,193,680

Total Assets	$102,592,444	$93,566,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$209,952	$686,102
Deferred revenues	2,658,865	1,072,373
Total current liabilities	2,868,817	1,758,475

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized, 31,747,249 and 31,261,911 issued at June 30, 2011 and December 31, 2010, respectively;and 412,536 shares held in treasury)	31,747	31,263
Additional paid-in capital	40,864,105	39,705,625
Statutory reserve	5,063,769	3,731,672
Retained earnings	44,760,739	44,591,566
Accumulated other comprehensive income	7,124,184	5,573,565
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	96,867,471	92,656,619
Noncontrolling interests in subsidiaries	2,856,156	(848,991)
Total stockholders' equity	99,723,627	91,807,627

Total Liabilities and stockholders's Equity	$102,592,444	$93,566,101

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
 Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Revenues
Online education revenues	$4,506,649	$7,386,469	$8,430,237	$12,617,532
Training center revenues	4,443,432	2,932,222	7,470,275	5,789,419
Other Revenues	773,027	533,405	823,000	1,062,879
Total revenue	9,723,108	10,852,096	16,723,620	19,469,830

Cost of Goods Sold
Online education costs	1,507,330	1,128,927	3,200,552	2,242,485
Training center costs	1,138,760	630,956	1,814,876	1,262,925
Other costs	112,299	37,060	120,378	77,837
Total cost of goods sold	2,758,389	1,796,943	5,135,806	3,583,247

Gross Profit
Online education gross profit	2,999,319	6,257,542	5,229,685	10,375,047
Training center gross profit	3,304,672	2,301,266	5,655,399	4,526,494
Other gross profit	660,728	496,345	702,622	985,042
Total gross profit	6,964,719	9,055,153	11,587,815	15,886,583

Operating Expenses
Selling expenses	3,117,607	3,478,810	5,543,904	5,719,764
Administrative	1,237,904	572,847	3,687,795	1,027,040
Depreciation and amortization	405,107	264,663	722,969	497,474
Total operating expenses	4,760,618	4,316,320	9,954,668	7,244,278

Income/(Loss) from operations	2,204,101	4,738,833	1,633,146	8,642,305

Other Income/ (Expense)
Other income/(Expense)	(10,164)	2,245	(70,020)	21,138
Loss on disposal of fixed assets	(499,532)	-	(641,444)	-
Interest income	80,661	50,842	143,120	97,535
Investment loss	-	(6,076)	-	(7,606)
Total other income/(Expense)	(429,034)	47,011	(568,343)	111,067

Net Income Before Provision for Income Tax	1,775,067	4,785,844	1,064,803	8,753,372
Income taxes:
Current	344,541	(549,966)	344,541	(893,145)
Deferred	(71,353)	-	91,926	-

Net Income	2,048,254	4,235,878	1,501,270	7,860,227
Net Income attributable to the noncontrolling interests	(128,946)	21,162	(80,606)	59,685
Net Income/(Loss) - attributable to CEU and Subsidiaries	$1,919,308	$4,257,040	$1,420,664	$7,919,912

Basic Earnings Per Share	$0.06	$0.14	$0.05	$0.25
Diluted Earnings Per Share	$0.06	$0.14	$0.05	$0.25

Basic Weighted Average Shares Outstanding	31,324,823	31,323,734	31,273,519	31,323,734
Diluted Weighted Average Shares Outstanding	31,324,823	31,363,255	31,273,519	31,377,877

The Components of Other Comprehensive Income
Net income/(Loss)	$1,919,308	$4,257,040	$1,420,664	$7,919,912
Foreign currency translation adjustment	1,028,559	242,100	1,550,619	169,665

Comprehensive income	$2,947,867	$4,499,140	$2,971,282	$8,089,577

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net Income/(Loss)	$1,501,270	$7,860,227
Adjustments to reconcile net income to net cash provided by Operating activities
Depreciation and amortization	722,969	497,474
Depreciation and amortization-Cost of goods sold	915,447	416,180
Loss on disposal of fixed assets	641,444	-
Stock based compensation	1,158,965	157,730
Loss on equity investment	-	8,174
Deferred tax assets	(441,464)	-
Net change in assets and liabilities
Account receivables	(120,542)	(272,210)
Prepaid expenses and other	701,043	713,278
Accounts payable and accrued liabilities	(297,760)	919,764
Other payable/receivable	97,732	-
Deferred revenue	1,378,346	(165,976)
Net cash provided by (used in) operating activities	6,257,450	10,134,641

Cash flows from investing activities
Proceeds from disposal of fixed assets	1,772,265	(110,111)
Cash used for acquisitions	(7,788,424)	(876,395)
Net cash used in investing activities	(6,016,159)	(986,506)

Cash flows from financing activities
Warrants exercised	-	298,749
Options exercised	-	38,657
Net cash provided by financing activities	-	337,406

Effect of exchange rate changes on cash	1,296,311	169,665

Net increase (decrease) in cash	1,537,602	9,655,206

Cash and cash equivalents at beginning of period	71,105,415	65,035,332

Cash and cash equivalents at end of period	$72,643,017	$74,690,538

Supplemental disclosure of cash flow information
Income taxes paid	$2,187,294	$2,719,163

Non-cash investing and financing activities
Conversion of preferred stock to common	$-	$1,867,644

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

Nature of organization - China Education Alliance, Inc. (the “Company” or “we”), formerly known as ABC Realty Co., was originally organized under the laws of the State of North Carolina on December 2, 1996. ABC Realty Co.’s primary purpose was to act as a broker or agent in residential real estate transactions. On September 15, 2004, ABC Realty Co. was reorganized pursuant to a plan of exchange (the “Plan of Exchange”) to acquire Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation formed on August 9, 2004 in the City of Harbin in the Heilongjiang Province, People’s Republic of China (the “PRC”), with an authorized capital of $60,386 (RMB500,000).

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD holds a 49.02% ownership interest and Newspaper Group holds a 50.98% ownership interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their ownership interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of June 30, 2011 and 2010 was $0 and 0, respectively.

On January 4, 2009, China Education Alliance’s subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD holds an 85% ownership interest, and Mr. Guang Li has a 15% ownership interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its ownership interest of ZHLDBJ on its behalf. ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for management, clients and suppliers.

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

On February 3, 2010, China Education Alliance, Inc. announced that through ZHLD, it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid the original owner of Beijing Shifan RMB 6 million (approximately $878,000) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company considers the RMB 6 million payment as an intangible asset whose evaluation and life has not been finalized as of June 30, 2010, accordingly no amortization has been recorded. The old owner will dissolve Beijing Shifan. The focus of New Shifan is on the advancement of science and mathematics education, and the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan is also the sponsor and organizer of a nationwide contest for middle school and high school students. This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Because winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China, New Shifan has a significant impact on the secondary education market in China.  Mrs. Yin Xiaojie, the former sole shareholder, owner and CEO of Beijing Shifan, will take on a management position at New Shifan and will hold a 35% ownership interest in New Shifan, while ZHLD holds the remaining 65% ownership interest. There has been minimal operating activity from New Shifan for the quarter ended June 30, 2010.

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

On March 14, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, People’s Republic of China. Pursuant to the Share Transfer Agreement, the Company agreed to purchase 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also agreed to provide RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively. Tianlang had established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder.

The acquisition of Tianlang was not officially completed until April 2011.  We are currently co-managing Tianlang with the previous majority owner. The approximately $5.3 million paid by the Company is included in intangible assets on the accompanying June 30, 2011 balance sheet.

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

On May 31, 2011, the Company entered into Share Transfer Agreements (the “Agreements”) with the shareholders (the “Shareholders”) of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools that have a total of 1,000 current students, based in the People’s Republic of China.

Pursuant to the Agreements, the Company agreed to purchase 100% of the two schools for RMB 8 million (approximately $1.23 million). The purchase price shall be paid as follows: RMB 500,000 (approximately $76, 852) to be paid on the date when documents for the share transfer are accepted for processing by the government authorities and RMB 7,500,000 (approximately $1.15 million) to be paid within five business days after receipt of new licenses for operation. The Shareholders’ obligations under the Agreements are guaranteed by a guarantor who will be jointly and severally liable in the event of a breach by the Shareholders.

The acquisition of Changchun Nuoya and Harbin Nuoya was completed by the end of May 2011 and their financial statement has been consolidated with the Company’s balance sheets since May 2011.  The acquired net assets were identifiable intangible assets such as brand value, courses materials and student lists, and the economic useful life was amortized over 20 years. The approximately $2.5 million (RMB 16,000,000) paid by the Company is included in intangible assets on the accompanying June 30, 2011 balance sheet.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of June 30, 2011. The Company’s cash at their US banks are in excess of statutorily insured limits at June 30, 2011 and December 31, 2010.

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

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the six months ended June 30, 2011 and the year ended December 31, 2010.

On April 2011, the Company purchased 60% of Tianlang for RMB 35 million (Approximately $5.3 million) and 100% ownership of Changchun Nuoya and Harbin Nuoya. These three schools net assets were identifiable intangible assets such as brand name, course materials and student lists. The economic useful life is amortized over 10 years.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is Renminbi (“RMB”). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in comprehensive income. Gains and losses from foreign currency transactions are included in net income. There were no gains and losses from foreign currency transactions for the six months ended June 30, 2011 and 2010.

	June 30,
	2011	2010
RMB: US$ exchange rate	6.46300	6.62270

Average RMB: US$ exchange rate	6 Months ended June 30,
	2011	2010
	6.54818	6.76950

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of June 30, 2011 and December 31, 2010 was $127,340 and $0, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2011 and December 31, 2010, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the six months ended June 30, 2011 and 2010.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of June 30, 2011 and December 31, 2010 was $2,658,865 and $1,072,373 respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three and six months ended June 30, 2011 and 2010 were $152,984, $ 293,323 and $328,162 and $675,149, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and six months periods ended June 30, 2011 and 2010 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2011, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Owned Foreign Enterprises (“WOFE’s”) at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a WOFE.  This exemption ended on December 31, 2006, at which time ZHLD qualified under the then current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended December 31, 2007, 2008 and 2009.  For the years ended December 31, 2008 and 2007, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. In year 2010 ZHLD continues being qualified as a technology and software entity, and expects to receive a 15% statutory PRC enterprise income tax rate. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries , BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses or no income incurred since inception.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has tax benefits from operating losses of approximately $946,000 for the six months ended June 30, 2011 have not been recognized due to the uncertainty of their future realization. In addition, the Company has deferred tax assets of $441,464 for June 30, 2011 and $0 for June 30, 2010.

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

As of June 30, 2011 and December 31, 2010 the Company has no related party transactions.

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

 The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2011.

Cash and cash equivalents of approximately $72,643,000 and $71,105,000 as of June 30, 2011 and December 31, 2010, include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of June 30, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

The Company is operating in the People’s Republic of China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of June 30, 2011 and December 31, 2010, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $552,000 and $960,000, respectively, in funds in excess of FDIC insured amounts.

For the six months ended June 30, 2011 and 2010, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30,	December 31,
	2011	2010
Cash on Hand –China	$68,791	$4,588
Bank Deposits-China	71,771,791	69,640,382
Bank Deposits-US	802,435	1,460,445
	$72,643,017	$71,105,415

As of June 30, 2011, approximately $340,000 on the books of Tianlang School was included in Chinese bank deposits.  This amount is in a bank account that is nominally in the name of the schools non-controlling interest owner, the original shareholder of Tianlang School.  However, the account is under joint control pursuant to a co-management agreement between the Company and the non-controlling interest owner.

6.	Prepaid Expenses

Prepaid Expenses consist of the following:

	June 30, 2011	December 31, 2010
Prepaid rent	$16,889	$253,073
Prepaid teachers and online material	443,055	401,962
Prepaid services and professional fees	627,350	78,543
Prepaid advertising	424,983	712,700
Other prepaid expenses	685,222	1,388,698
	$2,197,498	$2,834,976

7.	Note receivable

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

As of June 30, 2011, the amount of note receivable was $7,349,528.

8.	Property and Equipment

Property and Equipment consist of the following:
	June 30, 2011	December 31, 2010

Buildings	$1,939,455	$4,593,799
Transportation vehicles	210,750	273,513
Communication equipment	5,276,942	5,968,091
Furniture and fixtures	3,624,731	3,653,441
	11,051,878	14,488,844
Less: Accumulated Depreciation	(4,519,987)	(4,542,115)

Property and equipment, net	$6,531,891	$9,946,729

For the three and six months ended June 30, 2011 and 2010, depreciation expenses totaled, $576,945 and $337,186, $1,218,855 and $661,525. Allocated in the three months and six months ended June 30, 2011 and 2010 is depreciation expense totaling $411,545 and $161,036, $778,183 and $318,551 respectively, that is included in cost of goods sold, the remainder of depreciation expense for the respective periods is included in operating expenses.

As of June 30, 2011 the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company.

In the PRC, land use rights, are the legal rights for an entity to use lands for a fixed period of time. The PRC adopted a dual land tenure system, under which, land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”).

9.	Business Acquisitions

On March 14, 2011, the Company acquired a 60% controlling interest in Tianlang for a purchase price of RMB 35 million (approximately $5.3 million). The school is a tutoring school with approximately 5,000 enrolled students. The Company estimated the fair value of the 40% non-controlling interest at approximately$3.6 million, based on a reference to the fair value of the Company’s controlling financial interest as determined by the price negotiated in the acquisition. The school had insignificant tangible assets or liabilities at the acquisition date. The entire estimated fair value of approximately $8.9 million has been allocated to amortizable intangible assets.

On May 31, 2011, the Company acquired a 100% ownership in Changchun City Chaoyang District Nuoya Foreign Languages School and Harbin City Nangang District Nuoya Foreign Languages School. These two schools are involved in the instruction of foreign languages, and have a combined enrollment of approximately 1,000 students. The aggregate purchase price for the two schools was RMB 16 million (approximately $2.5 million). The schools had insignificant tangible assets or liabilities at the acquisition date. The entire estimated fair value of approximately $2.5 million has been allocated to amortizable intangible assets.

The Company has not yet finalized the accounting for these acquisitions and is provisionally allocating the entire fair value of the acquired businesses to amortizable intangible assets, consisting of trade names, operating licenses, student lists and enrollment relationships, teachers’ contracts, course curricula and educational processes. These intangible assets are provisionally being amortized over a ten year useful life. There is a possibility that the final accounting will result in changes to these provisional allocations, including the recording of residual values to be accounted for as goodwill.

10.	Intangibles

Intangible assets consist of franchise rights, capitalized software, trade names, operating licenses, student lists and enrollment relationships, teachers’ contracts, course curricula and educational processes.

For the three and six months ended June 30, 2011 and 2010, amortization expenses totaled $91,282, $136,569, $58,679 and $181,856,  respectively.

11.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of June 30, 2011 and December 31, 2010, the Company had deferred revenue of $2,658,865 and $1,072,373, respectively.

12.	Stockholders’ Equity

The Company recorded the following equity transactions during the six months ended June 30, 2011.

On May 6, 2011, our board of  director, Yizhao Zhang was granted 20,000 shares of Common Stock pursuant  to the Company’s 2011 Incentive Stock Plan.

On January 19, 2011, the Company issued 465,338 shares of common stock with par value $0.001 per share at market closed price at $2.39 to the employees pursuant to the Company’s 2009 Incentive Stock Plan.

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

•	A total of 4,502,143 Series A Preferred Shares were converted into 1,500,714 shares of common stock.

•	The Company has repurchased our own stock totaling 412,536 shares for the amount of $977,072.

•	The cancellation of WEI’s 400,000 shares.

13.	Warrants and Options

Warrants

For six months ended June 30, 2011 and the year ended December 31, 2010, the Company did not grant any warrants.

As of June 30, 2011, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options:

During the year ended June 30, 2011, Mr. Zhang was granted another option to purchase 60,000 shares of Common Stock of the Company pursuant to the 2011 Incentive Stock Plan. This option vests on the date of the option and may be exercised till three years from the date of grant, provided Mr. Zhang is still a director of or otherwise engaged by the Company at the date of exercising. The total stock based compensation was $22,208 related to the vesting of previously granted options.

During the year ended December 31, 2010.  The options to purchase a total of 20,660 shares of Common Stocks were exercised for the amount of $59,921.

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

During the quarter ended June 30, 2011, the Company established the 2011 Incentive Stock Plan, with 1,000,000 authorized shares to be issued or granted.

The Company measures the intrinsic value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of June 30, 2011 there are 425,340 options with a weighted average exercise price of $3.29 and a weighted average remaining life of 1.25 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to 1.25 years . Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately $22,393  in compensation expense remains unearned as of June 30, 2011. The intrinsic value for exercisable options as of June 30, 2010 is $0 due to the market price is lower than exercise price.

Stock option activity for the year ended June 30, 2011 is summarized as follows:

	Shares underlying options	Weighted average Exercise Price
Outstanding as of January 1, 2010	456,000	$3.33
Granted
Exercised	(20,660)	-
Expired / cancelled / forfeited	(10,000)	-
Outstanding as of December 31, 2010	425,340	$3.33
Granted	60,000	1.26
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of June 30, 2011	485,340	$3.04

The following table summarizes the Company’s stock options outstanding at June 30, 2011.

Exercise Price	Outstanding June 30, 2011	Weighted Average Remaining Life in Years	Number exercisable
$3.19	300,000	1.25	200,000
$5.59	30,000	1.23	20,000
$2.9	95,340	1.22	68,000
$1.26	60,000	1.26	60,000
	485,340		348,000

14.	Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the six months ended June 30, 2011 and 2010, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Six months ended June 30,
	2011	2010
Net income to common shareholders	$1,420,664	$7,919,912

Weighted average shares outstanding - basic	31,273,519	31,323,734
Effect of dilutive securities	-	66,069
Weighted average shares outstanding - diluted	31,273,519	31,389,803

Income per share – basic	$0.05	$0.25
Income per share - diluted	$0.05	$0.25

15.	Commitments and Contingencies

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued any losses as of June 30, 2011.

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

2011	$542,672
2012	287,396
2013	32,121
2014	32,121
2015	32,121
$926,431

16.	Operating Risk

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

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in the People’s Republic of China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

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

In accordance with ASC 855,”Subsequent Events” the Company evaluates subsequent events after the balance sheet date up through the date that the financial statements are issued.

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

With over 20 learning centers in Beijing, Harbin and Nanchang, we have enough classroom space to meet the needs of nearly 10,000 students.  Our educational materials consist of materials provided by elite teachers and schools throughout the nation as well as courses developed by us.  Because China’s education system is localized, and features multiple categories, we plan to expand our products and services in line with the country’s national development plan.  We plan to set up another 30 or more education centers providing various education resources by the end of the year 2011 in order to become a large-scale provider of high quality educational resources in China.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use, and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of June 30, 2011, we had $127,340 of accounts receivable, which is comprised of on-line advertising.

Our prepaid expenses are $2,197,498 and account for 2.9% of current assets as of June 30, 2011. Prepaid expenses primarily consist of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent. As of June 30, 2011, prepayments to teachers for online materials totaled $443,055, prepayment of rent expense totaled $16,889, prepayments for advertising totaled $424,983, prepaid services and professional fees totaled $627,350, and other prepaid expenses were $685,222. We amortize the prepayments to teachers over six months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generated a gross margin of 66.6% for the six months ended June 30, 2011. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a gross margin, which was 74.4% for the six months ended June 30, 2011.

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

We own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to the National Vocational Education Association of China, a non-profit, quasi-government entity, for no consideration, in order to enable us to work in cooperation with the Guidance Center’s network to expand our business.  This cooperation will be of great help in achieving our goal of the nationwide promotion of high-quality professional education resources.

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

On April 18, 2008, our wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. Media Co., Ltd. ZHLD contributed RMB 3,000,000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd.  In return for their respective contributions, ZHLD holds a 49.02% ownership interest and Newspaper Group holds a 50.98% ownership interest in Harbin New Discovery Media Co., Ltd. The parties are prohibited, for the duration of the joint venture from retiring or transferring their ownership interests. This joint venture has created new educational material distribution channels in readable newspaper format. The value of this investment as of June 30, 2011 is $430,886.

Pursuant to the terms of the supplementary agreement, Newspaper Group assigned all their rights in the “Scientific Discovery,” a scientific information newspaper with a focus on education to introduce scientific knowledge to elementary and secondary students exclusively, to the joint venture company, Harbin New Discovery Media Co., Ltd.  In the event that the rights to “Scientific Discovery” expire because of reason other than a change in government policies and an inability to defend against or resist such changes, Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co., Ltd. is now a 49.02% owned equity investment of ZHLD, referred to as a noncontrolling interest in subsidiaries in the accompanying balance sheet.

On January 4, 2009, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD holds an 85% ownership interest, and Mr. Guang Li holds a 15% ownership interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its ownership interest of ZHLDBJ on its behalf.  ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, clients and suppliers.

On February 3, 2010, we announced that through our wholly owned subsidiary, ZHLD, we have incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million.  New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan").  The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan was the sponsor and organizer of a nationwide contest for middle school and high school students, and New Shifan continues to sponsor and organize the contest.  This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Because winners of the contest qualify for enrollment in some of the top universities in the People's Republic of China, New Shifan has a significant impact on the secondary education market in China.  There has been minimal operating activity from New Shifan for the quarter ended June 30, 2011.

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, People’s Republic of China.  Pursuant to the Management Agreement, the Company will manage the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,306,736) will be paid by the party that defaults on the Management Agreement.

In connection with the Management Agreement, we entered into a loan agreement (the “Loan Agreement”), pursuant to which we will loan NIT RMB 50 million (approximately $7,306,736) to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The assets of certain guarantors secure the loan.

On March 14, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, People’s Republic of China. Pursuant to the Share Transfer Agreement, the Company agreed to purchase 60% of the interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also agreed to provide RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately 0.5 million) as working capital for Tianlang, respectively.  After the execution of the Share Transfer Agreement, Tianlang has established a new board of directors with five directors, of which three directors are appointed by the Company and two directors are appointed by the shareholder.

The acquisition of Tianlang was officially completed in April 2011.  We are currently co-managing Tianlang with the previous majority owner.

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

On May 31, 2011, we entered into share transfer agreements with the shareholders of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools that have a total of 1,000 current students based in the People’s Republic of China.  Pursuant to the share transfer agreements, the we agreed to purchase 100% ownership of each of the two schools for RMB 8 million (approximately $1.23 million).

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which is two to five years. We evaluate the carrying value of the franchise rights and other intangibles during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarters ended June 30, 2011 and 2010.

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

Results of Operations

Three months Ended June 30, 2011 and 2010

The following table sets forth information from our statements of operations for the three months ended June 30, 2011 and 2010:

	(Dollars)
	Three Months Ended June 30
	2011		2010

Revenue	$9,723,108	100.0%	$10,825,096	100.0%
Cost of sales	2,758,389	28.4%	1,796,943	16.6%
Gross Profit	6,964,719	71.6%	9,055,153	83.6%
Income from operations	2,204,101	22.7%	4,738,833	43.8%
Other income/(Expense)	(429,034)	-4.4%	47,011	0.4%
Income before income taxes	1,775,067	18.3%	4,785,844	44.2%
Provision for income taxes	273,188	2.8%	(549,966)	-5.1%
Net income	2,048,254	21.1%	4,235,878	39.1%
Less: Net loss attributable to the noncontrolling interest	(128,946)	-1.3%	(21,162)	-0.2%

Net income-attributable to CEU and Subsidiaries	1,919,308	19.7%	4,257,040	39.3%

The flowing table sets forth information as to the gross margin for our three lines of business for the three months ended June 30, 2011 and 2010:

	(Dollars)
	Three Months Ended June 30
	2011	2010
Online Education

Revenue	$4,506,649	$7,386,469
Cost of sales	1,507,330	1,128,927
Gross profit	2,999,319	6,257,542
Gross margin	66.6%	84.7%

Training Center Revenue

Revenue	4,443,432	2,932,222
Cost of sales	1,138,760	630,956
Gross profit	3,304,672	2,301,266
Gross margin	74.4%	78.5%

Other Revenue

Revenue	773,027	533,405
Cost of sales	112,299	37,060
Gross profit	660,728	496,345
Gross margin	85.5%	93.1%

Revenue for the three months ended June 30, 2011 (the “June 30, 2011 Quarter”) decreased by $1,101,988, or 10.2%, to $9,723,108 from $10,852,096 for the three months ended June 30, 2010 (the “June 30, 2010 Quarter”).

Revenue generated by the online education division decreased by $2,879,820, or 39%, to $4,506,649 during the June 30, 2011 Quarter from $7,386,469 during the June 30, 2010 Quarter.  This decrease was attributable to allegations regarding the Company cited by major websites and other media since the end of 2010 (the “Allegations”).  The reports alleged that we failed to disclose material adverse facts about our business, operations, and prospects. We predict that in the future we will clear the negative publicity and our revenue will increase.

Revenue generated by the training center division increased by $1,511,210, or 51.5% during the June 30, 2011 Quarter from $2,932,222 during the June 30, 2010 Quarter.  The revenue from the training division is comprised of revenue from technology training classes, language training classes, vocational training classes etc. The increase was mainly attributable to an increase in revenue relating to technology training classes of approximately $1.2 million while the income from other tutorial classes dropped by about $570,000.  We predict that in the future the revenue from our training center division will increase due to higher demand for training classes.

Other Revenue increased by $239,622, or 44.9% during the June 30, 2011 Quarter compared to the June 30, 2010 Quarter.  This increase included revenue generated from advertising and network services.  Other revenue is not the focus of our business, and in the future we will continue to focus on our main business lines: examination preparation, vocational training and language training.

Deferred revenue reflects the unearned portion of debit cards sold in the online division and unearned tuition from training centers. The deferred revenue is not necessarily in direct proportion to our revenue. Usually the Company’s deferred revenue remains at a relatively low level in relation to revenue from debit cards, as most students consume their debit cards in a short period and most tuition is expensed monthly. A change in deferred revenue is not necessarily related to students’ enrollment, and also has no impact in subsequent quarters.

Our current activities are primarily conducted in the northeastern section of China. China has about 150 million students aged 6 -18, who are the target of our education services. There are about 10 million students in the 6-18 age group in the northeastern section of China.  Because we serve approximately 500,000 – 600,000, we only serve 5% of the students in our current market.  Therefore, we believe that we have great potential to grow. Our growth will depend on how we penetrate and expand into the market. Our expansion may take the form of organic growth and/or acquisitions and the key to our growth will be increased student enrollment.

Our overall cost of sales increased by $961,446 or 53.5% to $2,758,389 in the June 30, 2011 Quarter, as compared to $1,796,943 in the June 30, 2010 Quarter.

The cost of sales for the online education division of the Company increased by $378,403 or 33.5%.  This increase was mainly attributable to the rental of new servers for online education.  The online education’s gross margin decreased to 66.6% in the June 30, 2011 Quarter from 84.7% in the June 30, 2010 Quarter due to the decrease of online revenues and increased cost of sales.

The cost of sales for the training center division of the Company increased $507,804 or 80.5% during the June 30, 2011 Quarter as compared to the June 30, 2010 Quarter. The increase in the cost of sales was mainly attributable to amortization of prepaid course materials,   The gross margin of our training centers decreased to 74.4% in the June 30, 2011 Quarter from 78.5% in the June 30, 2010 Quarter due to the continuous amortization of prepaid class materials, which accounted for approximately $290,000.   In the future we expect the cost of sales of our training center division to continue to increase because of the acquisition of two new language schools.

The cost of sales of other revenue increased by $75,239 or 203%. This increase was in tandem with the increase in revenue and was mainly attributable to higher commissions paid to sales persons.  The gross margin for our other revenues increased from 85.5% in the June 30, 2010 Quarter to 93.1% in the June 30, 2011 Quarter.  In the future we expect the cost of sales of our other revenue to increase as our other revenue increases.

Selling expenses decreased by $361,203 or 10.3% to $3,117,607 in the June 30, 2011 Quarter, from $3,478,810 in the June 30, 2010 Quarter. Selling expenses remained consistent with 31.1% of total sales. Our selling expenses include media advertising, outdoor advertising agent fees, commissions associated with sales of our exam prep debit cards and enrollment of onsite training centers.

Administrative expenses increased by $675,057 or 116.0%, to $1,237,904 in the June 30, 2011 Quarter, as compared to $572,847 in the June 30, 2010 Quarter. This was mainly due to the increase of expenses relating to the Company’s promoting, marketing, and advertising activities.  Depreciation and amortization increased by $140,444, or 53.0%, to $405,107 in the June 30, 2011 Quarter, as compared to $264,663, in the June 30, 2010 Quarter.

During the June 30, 2011 Quarter,  the Company disposed of one training center building and other fixed assets after evaluating the lack of profitability of the location. The total disposal loss and loss of other fixed assets resulted in a loss of $499,532.

We realized an income tax benefit under the Enterprise Income Tax Law of $273,188 from the deduction of 15% of advertising and promotion expenses that were accrued during the year 2010 but were previously non-deductible.

As a result of the foregoing, the Company had net income of $2,048,254, or $.06 per share, basic and diluted, for the June 30, 2011 Quarter, as compared with net income of $4,235,878, or $.14 per share, basic and diluted, for the June 30, 2010 Quarter.

Six months Ended June 30, 2011 and 2010

The following table sets forth information from our statements of operations for the six months ended June 30, 2011 and 2010:

	(Dollars)
	Six Months Ended June 30
	2011		2010

Revenue	$16,723,620	100.0%	$19,469,830	100.0%
Cost of sales	5,135,806	30.7%	3,583,247	18.4%
Gross Profit	11,587,815	69.3%	15,886,583	81.6%
Income from operations	1,633,146	9.8%	8,642,305	44.4%
Other income/(Expense)	(568,343)	-3.4%	111,067	0.6%
Income before income taxes	1,064,803	6.4%	8,753,372	45.0%
Provision for income taxes	436,467	2.6%	(893,145)	-4.6%
Net income	1,501,270	9.0%	7,860,227	40.4%
Less: Net loss attributable to the noncontrolling interest	(80,606)	-0.5%	59,685	0.3%
Net income-attributable to CEU and Subsidiaries	1,420,664	8.5%	7,919,912	40.7%

The flowing table sets forth information as to the gross margin for our three lines of business for the six months ended June 30, 2011 and 2010:

	(Dollars)
	Six Months Ended June 30
	2011	2010
Online Education

Revenue	$8,430,237	$12,617,532
Cost of sales	3,200,552	2,242,485
Gross profit	5,229,685	10,375,047
Gross margin	62.0%	82.2%

Training Center Revenue

Revenue	7,470,275	5,789,419
Cost of sales	1,814,876	1,262,925
Gross profit	5,655,399	4,526,494
Gross margin	75.7%	78.2%

Other Revenue

Revenue	823,000	1,062,879
Cost of sales	120,378	77,837
Gross profit	702,622	985,042
Gross margin	85.4%	92.7%

Revenue for the six months ended June 30, 2011 decreased by $2,746,210, or 14.1%, to $16,723,620 compared to $19,469,830 for the six months ended June 30, 2010.   Revenue generated by the online education division decreased by $4,187,295, or 33.2 % during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   Revenue generated by the training center division increased by $1,680,856, or 29.0% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   Other Revenue decreased by $239,879, or 22.6% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   Other revenue includes revenue generated from advertising and network services.

There are several reasons for the decrease in revenue. First, after the Allegations were released, a number of parents and teachers adopted a non-cooperative wait and see attitude towards the Company. As a result, there was a decrease in the number of students seeking our services both online and in the classroom. In addition, the morale of the Company’s employees and teachers was adversely affected, which led to unfavorable conditions for the daily operation of the Company. Secondly, the first quarter included the Chinese New Year, which is traditionally a lengthy vacation period. Based on past experience, the first quarter usually experiences a stall or decrease in business. However, during the first quarter of fiscal year 2011, we conducted extensive marketing activities and acquired three schools during the second quarter: Tianlang, Changchun Norya, and Harbin Norya. We also set up direct training centers in Beijing and other provinces nationwide to negate the adverse factors of the Allegations and to re-establish the confidence of the market in the Company.

Our overall cost of sales increased by $1,552,559 to $5,135,806 for the six months ended June 30, 2011 as compared to $3,583,247 for the six months ended June 30, 2010.  Our costs increased due to the depreciation of some items such as our online system and class related materials.  Additionally, the Allegations brought against the Company had a large impact on the increase in the overall cost of sales of the Company, and caused us to raise our daily expenses for promotion and marketing, which in turn, lowered our profit.

The cost of sales for the online education division of the Company increased by $958,067 or 42.7% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was mainly attributable to the continuous amortization of prepaid class materials.   The gross margin of the online education division decreased to 62.0% for the six months ended June 30, 2011, from 82.2% for the six months ended June 30, 2010 due to the decrease of online revenue and increase in costs.

The cost of sales for the training center division of the Company increased by $551,951 or 43.7% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  This increase was mainly attributable to higher salaries paid for developing course materials and amortization of prepaid course materials.  The gross margin of the training center division decreased to 75.7% in the six months ended June 30, 2011 from 78.2% for the six months ended June 30, 2010.

The cost of sales of other revenue increased by $42,541 or 54.7% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   This increase was mainly attributable to the increase of expenses relating to the Company’s marketing and advertising activities.  The gross margin for our other revenues decreased about 7.3% to 85.4% during the six months ended June 30, 2011 from 92.7% during the six months ended June 30, 2010.

Selling expenses decreased by $175,860 or 3.1% to $5,543,904 during the six months ended June 30, 2011 from $5,719,764 during the six months ended June 30, 2010. Our selling expenses include advertising, agent fees and commissions associated with sales of our education debit cards. Decreased sales were the most significant factor in the decrease in selling expenses.

Administrative expenses increased by $2,660,755 or 260.0%, to $3,687,795 during the six months ended June 30, 2011 as compared to $1,027,040 during the six months ended June 30, 2010. The increase was primarily related to stock issuances to employees pursuant to the Company’s 2009 Incentive Stock Plan (the “Plan”). The Plan was created to reward high-quality teachers who support the development of the Company and have stood by the Company during times of hardship. Management deems the Plan valuable because the Plan helps to negate the fear and lack of confidence in the future of the Company caused by the Allegations, as well as acting to further motivate our employees. Additionally, the Plan will cause teachers who are not granted shares under the Plan to realize the value of the Company and provide the motivation to promote our long-term interests. Another reason for the increased administrative expenses was the increase in decoration expenses for our new training center in Beijing. Additionally, technical service fees and property management fees also increased.

Depreciation and amortization, included in operating expenses, increased by $225,495, or 45.3% to $722,969 during the six months ended June 30, 2011, as compared to $497,474 during the six months ended June 30, 2010. This increase was due to the purchase of fixed assets and intangible assets during the first two quarters of 2011.

In 2011, the applicable income tax rate for the Company and ZHLD is 15%, as both have been approved by the local government as businesses promoting high technology industry. Without this government approval, the regular Chinese statutory tax rate is at 25%. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception, due to recurring losses or no income incurred since inception.

As a result of the foregoing, the Company had a net income of $1,501,270, or $0.05 per share, basic and diluted, during the six months ended June 30, 2011, as compared with net income of $7,860,227, or $.025 per share, basic and diluted, during the six months ended June 30, 2010.

 Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and account receivables. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement, prepaid rent, and other prepayments.  Our account receivables are primarily from our advertising business on our website.

At June 30, 2011, we had cash and cash equivalents of $72,643,017, a increase of $1,537,602 or 2.2%, from $71,105,415 at December 31, 2010. This increase was primarily due to increase in net income during the six months ended June 30, 2011. The biggest expenditure was the acquisition of Tianlang for $5,340,658. Other expenditures included the purchase of fixed assets and other cash flows from operating activities.

Our net cash provided by operating activities was $6,257,450 for the six months ended June 30, 2011, a decrease of $3,877,191 or 38.2% from $10,134,641 for the six months ended June 30, 2010. This decrease was due to a decrease in net income along with the increase of deferred revenue and disposal of fixed assets.

Our cash used in investing activities was $6,016,159 for the six months ended June 30, 2011, an increase of $7,788,424 from $876,395 for the six months ended June 30, 2010. The increase in expenditure was mainly due to the acquisition of a 60% ownership interest in Tianlang.

As of June 30, 2011, we had working capital of $72,492,575, a decrease of $121,371 from working capital of $72,613,946 at December 31, 2010. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are presently involved in two putative class action lawsuits filed in the U.S. District Court for the Central District of California.  The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW)(AGRx), was filed on December 28, 2010.  On March 2, 2011, both actions were consolidated in In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx)(C.D. Cal.).  The Consolidated Amended Complaint alleges that we and the other defendants are liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in our public filings between 2008 and 2010 and in an investor conference call in December 2010.  The Consolidated Amended Complaint also asserts claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants.  Additionally, we have reason to believe that another derivative lawsuit may be commenced against the individuals named as defendants in the securities class action lawsuit, although the timing of such potential lawsuit is uncertain.  If we were to be subsequently involved in more litigation proceedings, and/or we are unable to settle this lawsuit or any other similar lawsuits on terms favorable to us and/or if adverse judgments were to be levied against us, our profitability could be severely impacted. Also, this class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and result in a material adverse effect on our financial condition and results of operations.

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

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 26% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and May 10, 2011. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101. DEF	XBRL Definition Linkbase Document**

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

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: August 9, 2011	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Alice Lee Rogers
Alice Lee Rogers
Chief Financial Officer
(Principal Financial Officer)