Form 10-Q/A
period 2011-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2011-08-16
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 12, 2011 (the “Original 10-Q”) of China Education Alliance, Inc. (the “Company”). We are filing this Amendment to include the Company’s financial statements formatted in XBRL (eXtensible Business Reporting Language).

This Amendment should be read in conjunction with the Original 10-Q. The Original 10-Q has not been amended or updated to reflect events occurring after June 30, 2011, except as specifically set forth in this Amendment.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: August 16, 2011	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2011	By:	/s/ Alice Lee Rogers
Alice Lee Rogers
Chief Financial Officer
(Principal Financial Officer)