Form 10-Q
period 2011-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2011-11-09
CIK 1203900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 9, 2011 there were 10,582,503 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$73,738,147	$71,105,415
Accounts receivable	158,174	-
Other receivable	866,566	432,030
Prepaid expenses	2,127,893	2,834,976
Total current assets	76,890,779	74,372,421

Non-current Assets
Note receivable	7,816,676	7,172,301
Property and equipment, net	8,420,669	9,946,729
Intangibles and capitalized software, net	12,671,056	1,515,381
Long-term investment	-	559,269
Deferred tax assets	363,580	-
Total non-current assets	29,271,980	19,193,680

Total Assets	$106,162,760	$93,566,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$739,989	$686,102
Deferred revenues	997,561	1,072,373
Total current liabilities	1,737,551	1,758,475

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,503 and 10,420,637 issued at September 30, 2011 and December 31, 2010, respectively;and 137,512 shares held in treasury)	10,582	10,421
Additional paid-in capital	40,886,556	39,726,468
Statutory reserve	5,063,769	3,731,672
Retained earnings	48,407,580	44,591,566
Accumulated other comprehensive income	8,448,883	5,573,565
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	101,840,298	92,656,619
Noncontrolling interests in subsidiaries	2,584,911	(848,991)
Total stockholders' equity	104,425,209	91,807,627

Total Liabilities and stockholders's Equity	$106,162,760	$93,566,101

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Revenues
Online education revenues	$5,330,692	$8,629,101	$14,458,244	$21,246,633
Training center revenues	4,147,879	5,223,860	11,618,155	11,013,279
Other Revenues	80,530	524,249	206,214	1,587,128
Total revenue	9,559,101	14,377,210	26,282,613	33,847,040

Cost of Goods Sold
Online education costs	1,586,084	1,281,634	4,888,630	3,524,119
Training center costs	1,170,677	1,081,937	2,985,553	2,344,862
Other costs	10,603	36,776	28,986	114,613
Total cost of goods sold	2,767,364	2,400,347	7,903,170	5,983,594

Gross Profit
Online education gross profit	3,744,607	7,347,467	9,569,614	17,722,514
Training center gross profit	2,977,203	4,141,923	8,632,602	8,668,417
Other gross profit	69,927	487,473	177,227	1,472,515
Total gross profit	6,791,737	11,976,863	18,379,443	27,863,446

Operating Expenses
Selling expenses	2,199,187	5,182,765	7,743,091	10,902,529
Administrative	1,358,716	781,169	5,046,511	1,808,209
Depreciation and amortization	475,871	219,435	1,198,840	716,909
Total operating expenses	4,033,773	6,183,369	13,988,441	13,427,647

Income/(Loss) from operations	2,757,963	5,793,494	4,391,002	14,435,799

Other Income/ (Expense)
Other income/(Expense)	(92,088)	631	(162,108)	21,769
Loss on disposal of fixed assets	(5,908)	-	(647,352)	-
Interest income	470,716	61,384	1,377,097	158,919
Investment loss	-	(526)	-	(8,132)
Total other income/(Expense)	372,721	61,489	567,638	172,556

Net Income Before Provision for Income Tax	3,130,684	5,854,983	4,958,639	14,608,355
Income taxes:
Current	(54,622)	(638,216)	175,429	(1,531,361)
Deferred	(77,884)	-	14,042	-

Net Income	2,998,178	5,216,767	5,148,111	13,076,994
Net Income attributable to the noncontrolling interests	177,136	161,018	96,530	101,333
Net Income/(Loss) - attributable to CEU and Subsidiaries	$3,175,313	$5,377,785	$5,244,640	$13,178,327

Basic Earnings Per Share	$0.30	$0.52	$0.50	$1.25
Diluted Earnings Per Share	$0.30	$0.51	$0.50	$1.25

Basic Weighted Average Shares Outstanding	10,582,503	10,441,245	10,568,979	10,509,797
Diluted Weighted Average Shares Outstanding	10,582,503	10,454,418	10,568,979	10,544,575

The Components of Other Comprehensive Income
Net income/(Loss)	$3,175,313	$5,377,785	$5,244,640	$13,178,327
Foreign currency translation adjustment	2,353,258	1,271,450	2,875,318	1,441,115

Comprehensive income	$5,528,571	$6,649,235	$8,119,958	$14,619,442

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net Income	$5,148,111	$13,076,994
Adjustments to reconcile net income to net cash provided by
Operating activities
Depreciation and amortization	1,198,840	1,244,677
Loss on disposal of fixed assets	641,444	-
Stock based compensation	1,161,211	169,710
Loss on equity investment	-	8,710
Deferred tax assets	(347,801)	-
Net change in assets and liabilities
Account receivables	(155,739)	(632,276)
Prepaid expenses and other	948,608	655,210
Accounts payable and accrued liabilities	198,362	1,212,226
Other payable/receivable	(519,030)	-
Deferred revenue	(281,873)	1,174,971
Net cash provided by operating activities	7,992,133	16,910,222

Cash flows from investing activities
Purchases of property and equipment	-	(760,273)
Proceeds from disposal of fixed assets	1,765,322	-
Deposit on fixed asset acquisition	-	(4,553,530)
Cash used for acquisitions	(7,860,157)	(884,938)
Net cash used in investing activities	(6,094,835)	(6,198,741)

Cash flows from financing activities
Warrants exercised	-	298,749
Options exercised	-	38,657
Net cash provided by financing activities	-	337,406

Effect of exchange rate changes on cash	735,434	1,441,115

Net increase in cash	2,632,732	12,490,002

Cash and cash equivalents at beginning of period	71,105,415	65,035,332

Cash and cash equivalents at end of period	$73,738,147	$77,525,334

Supplemental disclosure of cash flow information
Income taxes paid	$613,842	$1,428,684

Non-cash investing and financing activities
Conversion of preferred stock to common	$-	$1,867,644
Cancellation of WEI Acquisition	$-	$932,000

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD holds a 49.02% ownership interest and Newspaper Group holds a 50.98% ownership interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their ownership interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of September 30, 2011 and 2010 was $0 and 0, respectively.

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

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, People’s Republic of China.  Pursuant to the Agreement, the Company will assist in managing the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,306,736) will be paid by the party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company agreed to loan NIT RMB 50 million (approximately $7,306,736) to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The Company loaned NIT approximately 47,000,000 RMB pursuant to this agreement in December 2010. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. Currently, we receive 20 % annual interest income due each quarter; therefore, the management fee is waived.  The loan is secured by the assets of certain guarantors.

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

The acquisition of Tianlang was not officially completed until April 2011.  We are currently co-managing Tianlang with the previous majority owner. The approximately $5.3 million paid by the Company is included in intangible assets on the accompanying September 30, 2011 balance sheet.

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

Pursuant to the Agreements, the Company agreed to purchase 100% of the two schools for RMB 8 million each (approximately $1.23 million). The purchase price shall be paid as follows: RMB 500,000 (approximately $76, 852) to be paid on the date when documents for the share transfer are accepted for processing by the government authorities and RMB 7,500,000 (approximately $1.15 million) to be paid within five business days after receipt of new licenses for operation. The Shareholders’ obligations under the Agreements are guaranteed by a guarantor who will be jointly and severally liable in the event of a breach by the Shareholders.

The acquisition of Changchun Nuoya and Harbin Nuoya was completed by the end of May 2011 and their financial statements have been consolidated with the Company’s financial statements since May 2011.  The acquired net assets were identifiable intangible assets such as brand value, courses materials and student lists, and the economic useful life was amortized over 10 years. The approximately $2.5 million (RMB 16,000,000) paid by the Company is included in intangible assets in the accompanying September 30, 2011 balance sheet.

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

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and wholly and its majority owned subsidiaries. All inter-company transactions and balances were eliminated.

Use of estimates - The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates include values and lives assigned to acquired intangible assets, the useful lives and impairment of property and equipment.  Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The cash that the Company maintains in US banks are insured up to $250,000 at each bank as of September 30, 2011. The Company’s cash at their US banks are in excess of statutorily insured limits at September 30, 2011 and December 31, 2010.

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

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the nine months ended September 30, 2011 and the year ended December 31, 2010.

In April 2011, the Company purchased 60% of Tianlang for RMB 35 million (Approximately $5.3 million) and 100% ownership of Changchun Nuoya and Harbin Nuoya. These three schools net assets were identifiable intangible assets such as brand name, cost of materials, student list, course materials and student lists. The economic useful life is amortized over 10 years.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is Renminbi (“RMB”). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in comprehensive income. Gains and losses from foreign currency transactions are included in net income. There were no gains and losses from foreign currency transactions for the nine months ended September 30, 2011 and 2010.

	September 30,
	2011	2010
RMB: US$ exchange rate	6.38853	6.62270

Average RMB: US$ exchange rate	9 Months ended September 30,
	2011	2010
	6.48842	6.76950

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of September 30, 2011 and December 31, 2010 was $158,174 and $0, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At September 30, 2011 and December 31, 2010, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the nine months ended September 30, 2011 and 2010.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of September 30, 2011 and December 31, 2010 was $997,561 and $1,072,373 respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three and nine months ended September 30, 2011 and 2010 were $155,086, $ 311,747 and $483,248 and $986,896, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and nine months periods ended September 30, 2011 and 2010 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2011, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Owned Foreign Enterprises (“WOFE’s”) at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from enterprise income taxes during 2006 due to its classification as a WOFE.  This exemption ended on December 31, 2006, at which time ZHLD qualified under the then current tax structure for a 50% reduction in the statutory enterprise income tax rates for the three years ended December 31, 2007, 2008 and 2009.  For the years ended December 31, 2008 and 2007, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. In year 2011 ZHLD continues being qualified as a technology and software entity, and expects to receive a 15% statutory PRC enterprise income tax rate. The Company’s ZETC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities.   The Company’s other subsidiaries , BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to recurring losses or no income incurred since inception.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has deferred tax assets of $363,580 at September 30, 2011.

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

As of September 30, 2011 and December 31, 2010 the Company has no related party transactions.

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

 The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2011.

Cash and cash equivalents of approximately $73,738,000 and $71,105,000 as of September 30, 2011 and December 31, 2010, include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of September 30, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition to fair value requirements noted above, recent standards expands opportunities for the use of fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Reverse Stock Split – On September 26, 2011 the Company effected  a one-for-three reverse stock split of its issued and outstanding common stock. All common share based data in the financial statements has been retroactively restated to reflect this reverse stock split.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of September 30, 2011 and December 31, 2010, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $24,000 and $960,000, respectively, in funds in excess of FDIC insured amounts.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30, 2011	December 31, 2010
Cash on Hand -China	$45,920	$4,588
Bank Deposits-China	73,105,492	69,640,382
Bank Deposits-US	586,735	1,460,445
	$73,738,147	$71,105,415

As of September 30, 2011, approximately $770,000 on the books of Tianlang School was included in Chinese bank deposits.  This amount is in a bank account that is nominally in the name of the schools non-controlling interest owner, the original shareholder of Tianlang School.  However, the account is under joint control pursuant to a co-management agreement between the Company and the non-controlling interest owner.

6.	Prepaid Expenses

Prepaid Expenses consist of the following:

	September 30, 2011	December 31, 2010
Prepaid rent	$374,645	$253,073
Prepaid teachers and online material	736,647	401,962
Prepaid services and professional fees	480,422	78,543
Prepaid advertising	275,496	712,700
Other prepaid expenses	261,683	1,388,698

	$2,127,893	$2,834,976

7.	Note receivable

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

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company will loan NIT RMB 50 million to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. Currently, we receive 20 % annual interest income due quarterly; therefore, the management fee is waived. The loan is secured by the assets of certain guarantors.

As of September 30, 2011, the amount of note receivable was $7,435,200.

8.	Property and Equipment

Property and Equipment consist of the following:

	September 30, 2011	December 31, 2010

Buildings	$1,962,063	$4,593,799
Transportation vehicles	213,207	273,513
Communication equipment	7,724,450	5,968,091
Furniture and fixtures	3,668,273	3,653,441
	13,567,993	14,488,844
Less: Accumulated Depreciation	(5,147,324)	(4,542,115)
Property and equipment, net	$8,420,669	$9,946,729

For the three and nine months ended September 30, 2011 and 2010, depreciation expenses totaled $627,977 and $319,775, $1,039,522 and $981,300.

As of September 30, 2011 the Company did not have any land use rights agreements with the PRC for the office buildings owned by the Company.

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

For the three and nine months ended September 30, 2011 and 2010, amortization expenses totaled $297,203 and $41,248, $585,786 and $263,377, respectively.

11.	Deferred revenue

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of September 30, 2011 and December 31, 2010, the Company had deferred revenue of $997,561 and $1,072,373, respectively.

12.	Stockholders’ Equity

The Company recorded the following equity transactions during the nine months ended September 30, 2011.

On May 6, 2011, our director, Yizhao Zhang was granted 6,667 shares of Common Stock pursuant to the Company’s 2011 Incentive Stock Plan.

On January 19, 2011, the Company issued 155,113 shares of common stock valued at market closed price at $7.17 to the employees pursuant to the Company’s 2009 Incentive Stock Plan.

The Company recorded the following equity transactions during the year ended December 31, 2010.

•
Warrants for the acquisition of 33,195 shares of common stock were exercised, resulting in the issuance of 33,195 share of common stock. Total cash received from exercised warrants was $298,749. There were no warrants outstanding, subsequent to these warrants being exercised, as of December 31, 2010.

•
Options for the acquisition of 6,887 shares of common stock were exercised at the price of $8.7, resulting in the issuance of 6,887 share of common stock. Total cash received from exercised options were $59,901.

•	A total of 4,502,143 Series A Preferred Shares were converted into 500,238 shares of common stock.

•	The Company has repurchased our own stock totaling 137,512 shares for the amount of $977,072.

•	The cancellation of WEI’s 133,334 shares.

13.	Warrants and Options

All the number of shares below is reflected after a one-for-three reverse stock split.

Warrants

For nine months ended September 30, 2011 and the year ended December 31, 2010, the Company did not grant any warrants.

As of September 30, 2011, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options:

During the quarter ended June 30, 2011, Mr. Yizhao Zhang was granted another option to purchase 20,000 shares of Common Stock of the Company at the exercise price of $3.78 per share pursuant to the 2011 Incentive Stock Plan. This option vests on the date of the option and may be exercised till three years from the date of grant, provided Mr. Zhang is still a director of or otherwise engaged by the Company at the date of exercising. The total stock based compensation was $22,208 related to the vesting of previously granted options.

During the quarter ended June 30, 2011, a number of our employees were granted options to purchase an aggregate of 32,667 shares of our common stock at the exercise price of $3.78 per share pursuant to the 2011 Incentive Stock Plan. These options are valid for three years from the date of grant and become exercisable during the term of Optionee's employment in three equal annual installments. The total stock based compensation was $ 2,246.

During the year ended December 31, 2010.  The options to purchase a total of 6,887 shares of common stocks were exercised for the amount of $59,921.

During the year ended December 31, 2010, the total stock based compensation was $180,909.

During the six months ended June 30, 2010, the Company did not grant any stock options. Options for the purchasing of 4,444 shares of common stock were exercised at the price of $8.70, resulting in the issuance of 4,444 share of common stock.

During the year ended December 31, 2009 the Company established the 2009 Incentive Stock Plan, with 333,334 authorized shares to be issued or granted in stock options.

During the quarter ended June 30, 2011, the Company established the 2011 Incentive Stock Plan, with 333,334 authorized shares to be issued or granted.

The Company measures the intrinsic value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of September 30, 2011 there are 194,447 options with a weighted average exercise price of $9.12 and a weighted average remaining life of 1.25 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 9 months to 2.75 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately $23,493  in compensation expense remains unearned as of  September 30, 2011. The intrinsic value for exercisable options as of September 30, 2010 is $0 due to the market price is lower than exercise price.

Stock option activity for the quarter ended September 30, 2011  is summarized as follows:

	Shares	Weighted
	underlying	average
	options	Exercise Price
Outstanding as of January 1, 2010	152,000	$9.99
Granted
Exercised	(6,887)	-
Expired / cancelled / forfeited	(3,333)	-
Outstanding as of December 31, 2010	141,780	$9.99
Granted	52,667	3.78
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of September 30, 2011	194,447	$9.12

The following table summarizes the Company’s stock options outstanding at September 30, 2011.

		Weighted
	Outstanding	Average
	September 30,	Remaining	Number
Exercise Price	2011	Life in Years	exercisable
$9.57	100,000	0.75	66,667
$16.77	10,000	0.75	6,667
$8.70	31,780	0.75	22,667
$3.78	52,667	2.11	45,115
	194,447		141,116

14.	Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months and nine months ended September 30, 2011 and 2010, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income- attributable to CEU and subsidiaries	$3,175,313	$5,377,785	$5,244,640	$13,178,327

Weighted average shares outstanding -basic effective of dilutive securities	10,582,503	10,441,245	10,568,979	10,509,797

Effect of dilutive securities	-	13,173	-	34,778

Weighted average shares outstanding -basic effective of dilutive securities	10,582,503	10,454,418	10,568,979	10,544,575

Earnings per share - basic	$0.30	$0.52	$0.50	$1.25

Earnings per share - diluted	$0.30	$0.51	$0.50	$1.25

15.	Commitments and Contingencies

We are presently involved in two putative class action lawsuits filed in the U.S. District Court for the Central District of California.  The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW)(AGRx), was filed on December 28, 2010.  On March 2, 2011, both actions were consolidated in In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx)(C.D. Cal.).  The Consolidated Amended Complaint alleges that we and the other defendants are liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in our public filings between 2008 and 2010 and in an investor conference call in December 2010.  The Consolidated Amended Complaint also asserts claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants.  The Court denied the company's motion to dismiss the Consolidated Amended Complaint on October 11, 2011.  In addition, on October 28, 2011, a derivative lawsuit was filed on behalf of the company in the U.S. District Court for the Central District of California against the individuals named as defendants in the securities class action lawsuit for alleged breaches of fiduciary duties based on similar facts as alleged in the class action.  The derivative lawsuit is Padnos v. Yu, et al., No. 11-cv-8973 (C.D. Cal.).  If we were to be subsequently involved in more litigation proceedings, and/or we are unable to settle these lawsuits or any other similar lawsuits on terms favorable to us and/or if adverse judgments were to be levied against us, our profitability could be severely impacted.  Also, these lawsuits could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and result in a material adverse effect on our financial condition and results of operations.

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued any losses as of September 30, 2011.

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

18.	Restatement

On November 4, 2011, in the process of preparing its quarterly report on Form 10-Q for the quarter ended September 30, 2011, management became aware that the Company’s quarterly reports for the quarters ended March 31, 2011 and June 30, 2011 erroneously did not include interest income of $381,476 for the quarter ended March 31, 2011 and $381,745 for the quarter ended June 30, 2011, related to the loan made to Nanchang Institute of Technology and the tax effect of $57,222 for the quarter ended March 31, 2011 and $57,262 for the quarter ended June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of our operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto, which appear elsewhere in this report.

Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those discussed from time to time in this report, as well as and any risks described in the “risk factors” section of our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 15, 2011 and any other filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the People’s Republic of China, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Overview

We are a provider of quality educational resources in the People’s Republic of China (“PRC”).  Our main line of business is providing online and offline educational materials to students from grades K-12, and to provide vocational skills training to individuals over 18 years of age.  Our website, www.edu-chn.com, has a large database of education preparation materials, test counseling materials, and high-quality educational resources for students in grades K-12, including 500,000 sets of questions that have been collected over the years as well as teaching lesson plans and teaching courseware.

With over 20 learning centers in Beijing, Harbin and Nanchang, we have enough classroom space to meet the needs of nearly 10,000 students.  Our educational materials consist of materials provided by elite teachers and schools throughout the nation as well as courses developed by us.  Because the PRC education system is localized, and features multiple categories, we plan to expand our products and services in line with the country’s national development plan.  We plan to set up another 30 or more education centers providing various education resources by the end of the year 2011 in order to become a large-scale provider of high quality educational resources in the PRC.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use, and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of September 30, 2011, we had $158,174 of accounts receivable, which is comprised of on-line advertising.

Our prepaid expenses are $2,127,893 and account for 2.8% of current assets as of September 30, 2011. Prepaid expenses primarily consist of prepaid rent, advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid other expense. As of September 30, 2011, prepayment of rent totaled $374,645. Prepayments to teachers and online materials totaled $736,647. They included $309,884 for course development materials and $425,763 for data storage software. Prepayments for advertising totaled $275,496. Prepaid services and professional fees totaled $480,422, comprising prepaid attorney and financial consulting fees of $76,834, and technician service fees of $403,588. Other prepaid expenses totaled $261,683, consisting of remodeling fees of $202,057 and property management and certification fees of $59,626.  We amortize the prepayments to teachers for course development materials over six months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generated a gross margin of 66.2% for the nine months ended September 30, 2011. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a gross margin, which was 74.3% for the nine months ended September 30, 2011.

In December 2006, we acquired, for approximately $1.0 million, all of the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School (“Compass Training School”), which was engaged in the business of providing on-line education resources to computer vocational training school students. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province for vocational training. The acquisition included materials and resources to provide on-site education classes and patented course materials. Compass Training School currently has two principal education programs focused on network engineering and ACCP software engineering with nine on-site classrooms and nine multimedia/computer classrooms at two centers.  The partnership with Beida Qingniao expired last year, and we are currently operating a popular IT training course developed through our own system to meet strong market demand.

We own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to the National Vocational Education Association of China, a non-profit, quasi-government entity, for no consideration, in order to enable us to work in cooperation with the Guidance Center’s network to expand our business.  This cooperation will be of great help in achieving our goal of nationwide promotion of high-quality professional education resources.

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

On April 18, 2008, our wholly owned subsidiary, Harbin Zhong He Li Da Education Technology, Inc (“ZHLD”) entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. Media Co., Ltd. ZHLD contributed RMB 3,000,000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd.  In return for their respective contributions, ZHLD holds a 49.02% ownership interest and Newspaper Group holds a 50.98% ownership interest in Harbin New Discovery Media Co., Ltd. The parties are prohibited, for the duration of the joint venture from retiring or transferring their ownership interests. This joint venture has created new educational material distribution channels in readable newspaper format. The value of this investment as of September 30, 2011 is $437,498.

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

On February 3, 2010, we announced that through our wholly owned subsidiary, ZHLD, we have incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million.  New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan").  The focus of New Shifan is on the advancement of science and mathematics education, the publishing of the "Senior High School Students Mathematic, Physics, and Chemistry" magazine, which has been endorsed by the PRC Ministry of Education. Beijing Shifan was the sponsor and organizer of a nationwide contest for middle school and high school students, and New Shifan continues to sponsor and organize the contest.  This national competition tests the students' academic abilities in mathematics, physics and chemistry. There are over 100,000 students participating in the contest from 23 provinces in the PRC. Because winners of the contest qualify for enrollment in some of the top universities in the People's Republic of PRC, New Shifan has a significant impact on the secondary education market in the PRC.  New Shifan annually organizes three to five large scale contests and generates its revenue from students’ registration fees for the contests.

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, PRC.  Pursuant to the Management Agreement, the Company will manage the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,306,736) will be paid by the party that defaults on the Management Agreement.

In connection with the Management Agreement, we entered into a loan agreement (the “Loan Agreement”), pursuant to which we will lend NIT RMB 50 million (approximately $7,306,736) to build training facilities and NIT will repay the loan in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The assets of certain guarantors secure the loan. As of September 30, 2011, we loaned NIT $7,435,200 and NIT paid us $782,653 in interest and 0 in principal. Currently, we receive 20 % annual interest income due quarterly; therefore, the management fee is waived.

On March 14, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, PRC. Pursuant to the Share Transfer Agreement, the Company agreed to purchase 60% of the interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also agreed to provide RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately 0.5 million) as working capital for Tianlang, respectively.  After the execution of the Share Transfer Agreement, Tianlang has established a new board of directors with five directors, of which three directors are appointed by the Company and two directors are appointed by the shareholder.

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

On May 31, 2011, we entered into share transfer agreements with the shareholders of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools that have a total of 1,000 current students based in the PRC.  Pursuant to the share transfer agreements, we agreed to purchase 100% ownership of each of the two schools for RMB 8 million (approximately $1.23 million).

On September 26, 2011, we effected a one-for-three reverse stock split of our issued and outstanding common stock. As a result, all common share based data in our discussion of results of operation and financial condition has been retroactively restated to reflect this reverse stock split.

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

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the recoverable amount is less than the carrying amount, an impairment charge must be recognized based on the fair value of the asset.

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which is two to five years. We evaluate the carrying value of the franchise rights and other intangibles during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the quarters ended September 30, 2011 and 2010.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

The following table sets forth information from our statements of operations for the three months ended September 30, 2011 and 2010:
	(Dollars)
	Three Months Ended September 30
	2011		2010
Revenue	$9,559,101	100.0%	$14,377,210	100.0%
Cost of sales	2,767,364	29.0%	2,400,347	16.7%
Gross Profit	6,791,737	71.0%	11,976,863	83.3%
Income from operations	2,757,963	28.9%	5,793,494	40.3%
Other income/(Expense)	372,721	3.9%	61,489	0.4%
Income before income taxes	3,130,684	32.8%	5,854,983	40.7%
Provision for income taxes	(132,506)	-1.38%	(638,216)	-4.4%
Net income	2,998,178	31.4%	5,216,767	36.3%
Less: Net loss attributable to the noncontrolling interest	177,136	1.9%	161,018	1.1%
Net income-attributable to CEU and Subsidiaries	3,175,313	33.2%	5,377,785	37.4%

We operate three revenue generating areas of online education, education training centers and on-line advertising. The following table sets forth information as to the gross margin for our three revenue generating segments for the three months ended September 30, 2011 and 2010:

	(Dollars)
	Three Months Ended September 30
	2011	2010
Online Education

Revenue	$5,330,692	$8,629,101
Cost of sales	1,586,084	1,281,634
Gross profit	3,744,607	7,347,467
Gross margin	70.2%	85.1%

Training Center

Revenue	4,147,879	5,223,860
Cost of sales	1,170,677	1,081,937
Gross profit	2,977,203	4,141,923
Gross margin	71.8%	79.3%

Other

Revenue	80,530	524,249
Cost of sales	10,603	36,776
Gross profit	69,927	487,473
Gross margin	86.8%	93.0%

Revenue

At the end of 2010, there were allegations that we failed to disclose material adverse facts about our business, operations, and prospects (the “Allegations”) which were cited by major websites and other media. The reason for the decrease was the result of the Company's name brand and imagine still in the process of slowly recovering. Some parents and students have been reluctant to use our services. As a result, there was a decrease in the number of students seeking our services both online and on-site. In addition, the morale of our employees and teachers was adversely affected, which led to unfavorable conditions in our daily operation.

As a result, revenue for the three months ended September 30, 2011 (the “September 30, 2011 Quarter”) decreased by $4,818,109, or 33.5%, to $9,559,101 from $14,377,210 for the three months ended September 30, 2010 (the “September 30, 2010 Quarter”).

Revenue generated by the online education division decreased by $3, 298,409, or 38.2%, to $5,330,692 during the September 30, 2011 Quarter from $8,629,101 during the September 30, 2010 Quarter.  This decrease was a result of loss of business directly attributable to the Allegations cited above.

Revenue generated by the training center division decreased by $1,075,981, or 20.6% to $4,147,879 during the September 30, 2011 Quarter from $5,223,860 during the September 30, 2010 Quarter.  The revenue from the training division is comprised of revenue from technology training classes, language training classes, vocational training classes etc. The decrease was mainly attributable to a decrease in revenue relating to technology training classes of approximately $996,000 and a decrease in revenue from other tutorial classes of $80,000, resulting from the adverse impact of the Allegations.  Lately the employment rate for new graduates has been very low and an increasing number of new graduates seek vocational training to enhance their chances of employment. Therefore, we predict that in the future, revenue from our training center division will increase due to higher demand for such training classes.

Other revenue includes revenue generated from online advertising. Other revenue decreased by $443,719, or 84.6% during the September 30, 2011 Quarter compared to the September 30, 2010 Quarter.  The decrease was mainly attributable to decrease in advertising income related to online education.   In the future we will continue to focus on our main business lines: examination preparation, vocational training and language training.

We anticipate that the negative impact of such Allegations will continue to have an impact on our business. To negate the adverse impact, we have conducted extensive marketing activities during the first quarter of fiscal year 2011 and acquired three schools during the second quarter. We also set up direct training centers in Beijing and other provinces in the PRC. We are hopeful that with time, we will demonstrate the falsehood of such Allegations and that our business will improve.

Deferred revenue reflects the unearned portion of debit cards sold in the online division and unearned tuition from training centers. The deferred revenue is not necessarily in direct proportion to our revenue. Usually the Company’s deferred revenue remains at a relatively low level in relation to revenue from debit cards, as most students consume their debit cards in a short period and most tuition is expensed monthly. A change in deferred revenue is not necessarily related to students’ enrollment, and also has no impact in subsequent quarters. During the September 30, 2011 Quarter, deferred revenue decreased by approximately $1,661,304 or 62.5% to $997,561 during the September 30, 2011 Quarter from $2,658,865 during the June 30, 2011 quarter. The decrease was mainly due to a decrease in sales of debit cards to students resulting from the summer break when the students do not use the debit cards for downloading materials as much as during the school term.

Our current operations are primarily conducted in the northeastern region of the PRC. PRC has about 150 million students aged 6 to18, who are the target of our education services. There are about 10 million students in the 6 to18 age group in the northeastern region of the PRC.  Because we serve approximately 500,000 to 600,000 students in the age group, only 5% of the students in the current market, we believe that we have great potential to grow. Our growth will depend on how we penetrate and expand into the market. Our expansion may take the form of organic growth and/or acquisitions and the key to our growth will be increased student enrollment.

Cost of Sales

Our overall cost of sales increased by $367,017 or 15.3% to $2,767,364 in the September 30, 2011 Quarter, as compared to $2,400,347 in the September 30, 2010 Quarter.

The cost of sales for our online education division increased by $304,450 or 23.8% compared to the same period in 2010.  This increase was mainly attributable to the rental of new servers for online education.  The gross margin for online education service decreased to 70.2% in the September 30, 2011 Quarter from 85.1% in the September 30, 2010 Quarter due to the decrease in revenues from online education and increased cost of sales.

The cost of sales for our training center division increased $88,740 or 8.2% during the September 30, 2011 Quarter as compared to the September 30, 2010 Quarter. The increase in the cost of sales was mainly attributable to amortization of prepaid course materials.  The gross margin of our training service decreased to 71.8% in the September 30, 2011 Quarter from 79.3% in the September 30, 2010 Quarter due to the continuous amortization of prepaid class materials, which accounted for approximately $401,000.

The cost of sales for other revenue decreased by $26,173 or 71.2%. This decrease was mainly attributable to the decrease in other revenue.  The gross margin for our other revenues decreased from 93.0% in the September 30, 2010 Quarter to 86.8% in the September 30, 2011 Quarter.  In the future we expect the cost of sales of our other revenue to increase as our other revenue increases.

Expenses

Selling expenses decreased by $2,983,578 or 57.6% to $2,199,187 in the September 30, 2011 Quarter, from $5,182,765 in the September 30, 2010 Quarter. Selling expenses were 23.0% of total sales for the September 30, 2011 Quarter compared with 36.0% for the September 30, 2010 Quarter. Our selling expenses include media advertising, outdoor advertising agent fees, commissions associated with sales of our exam preparation debit cards and enrollment of onsite training centers. The decrease in selling expenses was a result of the decrease in revenue and the decrease in marketing and advertising expenses.

Administrative expenses increased by $577,547 or 73.9%, to $1,358,716 in the September 30, 2011 Quarter, as compared to $718,169 in the September 30, 2010 Quarter. This increase was mainly due to the increase of expenses relating to amortization of intangible assets from acquisition of three schools: TianLang, Harbin Nuoya and Changchun Nuoya.

Depreciation and amortization expenses increased by $256,436, or 116.9% to $475,871, in the September 30, 2011 Quarter, as compared to $219,435 in the September 30, 2010 Quarter. Depreciation and amortization expenses are expected to increase for our training center division because of the amortization of intangible assets of Harbin Nuoya, Changchun Nuoya and Tianlang.

We realized an income tax benefit under the PRC Enterprise Income Tax Law of $273,188 from the deduction of 15% of advertising and promotion expenses that were accrued during the year 2010 but were previously non-deductible.

For the September 30, 2011 Quarter, interest income increased by $409,332 primarily due to interest income from NIT notes receivable.

Net Income

The Company had net income attributable to the Company and its subsidiaries of $3,175,313, or $.30 per share, basic and diluted, for the September 30, 2011 Quarter, as compared with net income of $5,377,785, or $.52 per share, basic and $.51 per share diluted, for the September 30, 2010 Quarter.

Nine Months Ended September 30, 2011 and 2010

The following table sets forth information from our statements of operations for the nine months ended September 30, 2011 and 2010:

	(Dollars)
	Nine Months Ended September 30
	2011		2010
Revenue	$26,282,613	100.0%	$33,847,040	100.0%
Cost of sales	7,903,170	30.1%	5,983,594	17.7%
Gross Profit	18,379,443	69.9%	27,863,446	82.3%
Income from operations	4,391,002	16.7%	14,435,799	42.7%
Other income/(Expense)	567,638	2.2%	172,556	0.5%
Income before income taxes	4,958,639	18.9%	14,608,355	43.2%
Provision for income taxes	189,471	0.72%	(1,531,361)	-4.5%
Net income	5,148,111	19.6%	13,076,994	38.6%
Less: Net loss attributable to the noncontrolling interest	96,530	0.4%	101,333	0.3%
Net income-attributable to CEU and Subsidiaries	5,244,640	20.0%	13,178,327	38.9%

The flowing table sets forth information as to the gross margin for our three lines of business for the nine months ended September 30, 2011 and 2010:

	(Dollars)
	Nine Months Ended September 30
	2011		2010
Online Education	$		$

Revenue		14,458,244		21,246,633
Cost of sales		4,888,630		3,524,119
Gross profit		9,569,614		17,722,514
Gross margin		66.2%		83.4%

Training Center Revenue

Revenue		11,618,155		11,013,279
Cost of sales		2,985,553		2,344,862
Gross profit		8,632,602		8,668,417
Gross margin		74.3%		78.7%

Other Revenue

Revenue		206,214		1,587,128
Cost of sales		28,986		114,613
Gross profit		177,227		1,472,515
Gross margin		85.9%		92.8%

Revenue

Revenue for the nine months ended September 30, 2011 decreased by $7,564,427, or 22.3%, to $26,282,613 compared to $33,847,040 for the nine months ended September 30, 2010.  Revenue generated by the online education division decreased by $6,788,389 or 32.0% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  Revenue generated by the training center division increased by $604,876, or 5.5% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.   Other Revenue decreased by $1,380,914, or 87.0% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

The reason for the decrease in online education and other revenue was the result of the Company's name brand and imagine slowly recovering. The first quarter included Chinese New Year, which is a lengthy vacation period and normally experiences a stall or decrease in business. To offset this, our on-site training revenue increased as a result of inclusion the revenue of Tianlang, Harbin Nuoya and Changchun Nuoya.

In order to negate the adverse impact resulting from the Allegations and to improve our business, we conducted extensive marketing activities during the first quarter of fiscal year 2011 and acquired three schools during the second quarter. We also set up direct training centers in Beijing and other provinces in the PRC to expand our operation. We are hopeful that with time, we will demonstrate the falsehood of such Allegations and that our business will improve.

Cost of Sales

Our overall cost of sales increased by $1,919,576, or 32.1%, to $7,903,170 for the nine months ended September 30, 2011 as compared to $5,983,594 for the nine months ended September 30, 2010.  The increase in cost of sales was due to the depreciation of some items such as our online system and class related materials.

The cost of sales for our online education division increased by $1,364,511 or 38.7% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was a result of the depreciation of upgraded online system and amoritization of course related materials. The gross margin of the online education division decreased to 66.2% for the nine months ended September 30, 2011, from 83.4% for the nine months ended September 30, 2010 due to the decrease of online education revenue and increase in costs.

The cost of sales for our training center division increased by $640,691 or 27.3% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  This increase was mainly attributable to higher salaries paid for developing course materials and amortization of prepaid course materials.  The gross margin of the training center division decreased to 74.3% in the nine months ended September 30, 2011 from 78.7% for the nine months ended September 30, 2010.

The cost of sales for other revenue decreased by $85,627 or 74.7% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease was in tandem with the decrease in other revenue. The gross margin for our other revenues decreased about 6.9% to 85.9% during the nine months ended September 30, 2011 from 92.8% during the nine months ended September 30, 2010.

Expenses

Selling expenses decreased by $3,159,438 or 29.0% to $7,743,091 during the nine months ended September 30, 2011 from $10,902,529 during the nine months ended September 30, 2010. Our selling expenses include advertising, agent fees and commissions associated with sales of our education debit cards. The decrease in selling expenses was mainly the result of the decrease in sales.

Administrative expenses increased by $3,238,302 or 179.1%, to $5,046,511 during the nine months ended September 30, 2011 as compared to $1,808,209 during the nine months ended September 30, 2010. The increase was primarily related to stock issuances to employees pursuant to the Company’s 2009 Incentive Stock Plan and the 2011 Incentive Stock Plan. The plans were created to reward high-quality teachers who support the development of the Company and have stood by the Company during times of hardship. The renovation expenses incurred for our new training center in Beijing also contributed to the increased administrative expenses. Additionally, technical service fees and property management fees also increased.

Depreciation and amortization, included in operating expenses, increased by $481,931, or 67.2% to $1,198,840 during the nine months ended September 30, 2011, as compared to $716,909 during the nine months ended September 30, 2010. This increase was due to the purchase of fixed assets and intangible assets during the first two quarters of 2011.

In 2011, the applicable PRC income tax rate for our subsidiary, ZHLD, is 15%, as it has been approved by the local government as businesses promoting high technology industry. Without this government approval, the regular PRC statutory tax rate is at 25%. The Company’s another subsidiary, ZETC, is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ and New Shifan are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception, due to recurring losses or no income incurred since inception.

For the nine months ended September 30, 2011, interest income increased by $1,218,178 primarily due to interest income from NIT notes receivable.

Net Income

The Company had a net income attributable to the Company and its subsidiaries of $5,244,640 or $0.50 per share, basic and diluted, during the nine months ended September 30, 2011, as compared with net income of $13,178,327, or $1.25 per share, basic and diluted, during the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and account receivables. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement, prepaid rent, and other prepayments.  Our account receivables are primarily from our advertising business on our website.

At September 30, 2011, we had cash and cash equivalents of $73,738,147, an increase of $2,632,732 or 3.7%, from $71,105,415 at December 31, 2010. This increase was primarily due to proceeds from disposal of fixed asset and decreased prepaid expense and increased accounts payable during the nine months ended September 30, 2011. The biggest expenditure was the acquisition of Tianlang, Harbin Nuoya and Changchun Nuoya for $7,860,157. Other expenditures included the purchase of fixed assets.

Our net cash provided by operating activities was $7,992,133 for the nine months ended September 30, 2011, a decrease of $8,918,089 or 52.7% from $16,910,222 for the nine months ended September 30, 2010. This decrease was due to a decrease in net income along with the decrease of deferred revenue and a loss resulting from disposal of fixed assets.

Our cash used in investing activities was $6,094,835 for the nine months ended September 30, 2011, a net decrease of $103,906 compared to $6,198,741 the same period in 2010. Our cash used in investing activities was composed of cash used for acquisitions and proceeds from disposal of fixed assets. The increase in expenditure was mainly due to the acquisition of a 60% ownership interest in Tianlang and a 100% interest in Harbin Nuoya and Changchun Nuoya.

As of September 30, 2011, we had working capital of $75,153,228, an increase of $2,539,282 from working capital of $72,613,946 at December 31, 2010. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

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

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer noted a material weakness and concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and formats. The Company's management determined that a material weakness exists with respect to the Company's disclosure controls and procedures because the Company’s quarterly reports for the quarters ended March 31, 2011 and June 30, 2011 erroneously did not include interest income of $381,476 for the quarter ended March 31, 2011 and $381,745 for the quarter ended June 30, 2011, related to the loan made to Nanchang Institute of Technology and the tax effect of $57,222 for the quarter ended March 31, 2011 and $57,262 for the quarter ended June 30, 2011. Management has since resolved to take corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are presently involved in two putative class action lawsuits filed in the U.S. District Court for the Central District of California.  The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW)(AGRx), was filed on December 28, 2010.  On March 2, 2011, both actions were consolidated in In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx)(C.D. Cal.).  The Consolidated Amended Complaint alleges that we and the other defendants are liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in our public filings between 2008 and 2010 and in an investor conference call in December 2010.  The Consolidated Amended Complaint also asserts claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants.  The Court denied the company's motion to dismiss the Consolidated Amended Complaint on October 11, 2011.  In addition, on October 28, 2011, a derivative lawsuit was filed on behalf of the company in the U.S. District Court for the Central District of California against the individuals named as defendants in the securities class action lawsuit for alleged breaches of fiduciary duties based on similar facts as alleged in the class action.  The derivative lawsuit is Padnos v. Yu, et al., No. 11-cv-8973 (C.D. Cal.).  If we were to be subsequently involved in more litigation proceedings, and/or we are unable to settle these lawsuits or any other similar lawsuits on terms favorable to us and/or if adverse judgments were to be levied against us, our profitability could be severely impacted.  Also, these lawsuits could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and result in a material adverse effect on our financial condition and results of operations.

Item 1A. Risk Factors

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s risk factors during the third quarter of 2011.

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

** Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: November 9, 2011	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Alice Lee Rogers
Alice Lee Rogers
Chief Financial Officer
(Principal Financial Officer)