Form 10-Q/A
period 2011-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2012-02-21
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (the “Amendment”) amends the financial statements in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 16, 2011 (“Original Report”) to include interest income of $381,476 related to the loan made to Nanchang Institute of Technology and the tax effect of $57,222 for the quarter ended March 31, 2011.

Except to the extent required to reflect the above-referenced revisions, this Amendment continues to describe the Company as of the date of the Original Report, and does not update disclosures to reflect events that occurred after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

2

FORM 10-Q/A

CHINA EDUCATION ALLIANCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Restated)
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$67,846,807	$71,105,415
Accounts receivable	49,999	-
Other receivable	349,667	432,030
Prepaid expenses	2,284,412	2,834,976
Total current assets	70,530,885	74,372,421

Non-current Assets
Note receivable	7,633,460	7,172,301
Property and equipment, net	9,269,176	9,946,729
Intangibles and capitalized software, net	1,436,843	1,515,381
Long-term investment	5,646,356	559,269
Deferred tax assets	163,278	-
Total non-current assets	24,149,112	19,193,680

Total Assets	$94,679,997	$93,566,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$773,727	$686,102
Deferred revenues	686,138	1,072,373
Total current liabilities	1,459,864	1,758,475

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized, 31,727,249 and 31,261,911 issued at March 31, 2011 and December 31, 2010, respectively;and 412,536 shares held in treasury)	31,727	31,263
Additional paid-in capital	40,828,516	39,705,625
Statutory reserve	5,063,769	3,731,672
Retained earnings	43,036,599	44,591,566
Accumulated other comprehensive income	6,095,824	5,573,565
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	94,079,362	92,656,619
Noncontrolling interests in subsidiaries	(859,230)	(848,991)
Total stockholders' equity	93,220,132	91,807,627

Total Liabilities and stockholders's Equity	$94,679,997	$93,566,101

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	March 31,
	2011	2010
	(Restated)
Revenues
Online education revenues	$3,923,588	$5,231,063
Training center revenues	3,026,843	2,857,197
Other Revenues	49,973	529,474
Total revenue	7,000,404	8,617,734

Cost of Goods Sold
Online education costs	1,693,222	1,113,558
Training center costs	676,116	631,969
Other costs	8,079	40,777
Total cost of goods sold	2,377,416	1,786,304

Gross Profit
Online education gross profit	2,230,366	4,117,505
Training center gross profit	2,350,726	2,225,228
Other gross profit	41,895	488,697
Total gross profit	4,622,987	6,831,430

Operating Expenses
Selling expenses	2,426,297	2,240,954
Administrative	2,449,891	454,193
Depreciation and amortization	317,862	232,811
Total operating expenses	5,194,050	2,927,958

Income/(Loss) from operations	(571,063)	3,903,472

Other Income/ (Expense)
Other income/(Expense)	(59,856)	18,893
Loss on disposal of fixed assets	(141,912)	-
Interest income	443,935	46,693
Investment loss	-	(1,530)
Total other income/(Expense)	242,166	64,056

Net Income Before Provision for Income Tax	(328,897)	3,967,528
Income taxes:
Current	-	(343,179)
Deferred	106,027	-

Net Income/(Loss)	(222,870)	3,624,349
Net loss attributable to the noncontrolling interests	48,340	(38,523)
Net Income/(Loss) - attributable to CEU and Subsidiaries	$(174,530)	$3,662,872

Basic Earnings Per Share	$(0.01)	$0.12
Diluted Earnings Per Share	$(0.01)	$0.12

Basic Weighted Average Shares Outstanding	30,976,810	31,323,734
Diluted Weighted Average Shares Outstanding	30,976,810	31,389,803

The Components of Other Comprehensive Income
Net income/(Loss)	$(174,530)	$3,662,872
Foreign currency translation adjustment	522,259	(72,435)

Comprehensive income	$347,729	$3,590,437

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	March 31,
	2011	2010
	(Restated)
Cash flows from operating activities
Net Income/(Loss)	$(222,870)	$3,662,872
Adjustments to reconcile net income to net cash provided by Operating activities
Depreciation and amortization	741,226	447,516
Loan to Nanchang Institute of Technology	(381,673)
Loss on disposal of fixed assets	141,912
Stock based compensation	1,112,158	78,865
Loss on equity investment		2,097
Loss attributable to the noncontrolling interests	(10,239)	(38,523)
Deferred tax assets	(163,278)	-
Net change in assets and liabilities
Account receivables	(80,213)	282,188
Prepaid expenses and other	580,814	339,730
Accounts payable and accrued liabilities	(29,412)	(415,572)
Other payable/receivable	(506,722)	-
Deferred revenue	(404,358)	(138,833)
Net cash provided by(used in) operating activities	777,345	4,220,340

Cash flows from investing activities
Purchases of property and equipment	(24,299)	(72,973)
Acquisition of intangible asset	-	(877,694)
Cash paid for acquisition	(5,340,658)	-
Proceeds from disposal of fixed assets	15,420	-
Net cash used in investing activities	(5,349,537)	(950,667)

Cash flows from financing activities
Warrants exercised	-	298,749
Options exercised	-	38,657
Net cash provided by financing activities	-	337,406

Effect of exchange rate changes on cash	1,313,584	(75,484)

Net increase/(decrease) in cash	(3,258,608)	3,531,595

Cash and cash equivalents at beginning of period	71,105,415	65,035,332

Cash and cash equivalents at end of period	$67,846,807	$68,566,927

Supplemental disclosure of cash flow information
Income taxes paid	$-	$1,274,074
Non-cash adjustment to net income activities
Loan to Nanchang Institute of Technology	$381,673	$-
Non-cash investing and financing activities
Conversion of preferred stock to common	$-	$1,867,644

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

For the three months ended March 31, 2011 and 2010, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31, 2011	December 31,
	(Restated)	2010
Cash on Hand -China	6,997	4,588
Bank Deposits-China	66,688,924	69,640,382
Bank Deposits-US	1,150,886	1,460,445
	67,846,807	71,105,415

6.	Prepaid Expenses

Prepaid Expenses consist of the following:

	March 31, 2011 (Restated)	December 31, 2010
Prepaid rent	$20,564	$253,073
Prepaid teachers and online material	330,293	401,962
Prepaid services and professional fees	858,755	78,543
Prepaid advertising	817,973	712,700
Other prepaid expenses	256,827	1,388,698

	$2,284,412	$2,834,976

7.	Note receivable

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

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company will loan NIT RMB 50 million to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors. Pursuant to our Management and Loan agreements with NIT, NIT is responsible for paying us either the loan interest or the management fee, but not both.The Company loaned $7,172,301 to NIT on December 15, 2010. The principal on the loan is due in ten years. NIT will pay the Company $1,510,000(RMB 10,000,000) annually under the Management Agreement. The full amount of the loan is due in ten years at the termination of the Agreement. The loan bears interest at 20% per annum. However, no interest will be charged if the Company receives the annual management fee.

As of December 31, 2010, the Company loaned to NIT RMB47,500,000, a sum that reflected a deduction for the first interest payment. As of March 31, 2011, the Company earned first interest income that became due and made an adjustment to reflect original loan amount(RMB 50,000,000); therefore the amount of note receivable was $7,633,460.

8.	Property and Equipment

Property and Equipment consist of the following:

	March 31, 2011 (Restated)	December 31, 2010

Buildings	$4,647,484	$4,593,799
Transportation vehicles	284,178	273,513
Communication equipment	6,034,230	5,968,091
Furniture and fixtures	3,324,825	3,653,441
	14,290,717	14,488,844
Less: Accumulated Depreciation	(5,021,541)	(4,542,115)
Property and equipment, net	$9,269,176	$9,946,729

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

Intangibles consist of the following:

	March 31, 2011 (Restated)	December 31, 2010
ACCP training course	$769,453	$815,377
BENET training course	53,892	60,398
Usage rights- Job Seekers	491,614	452,987
Usage rights- Learners	326,853	301,991
Others	931,211	975,521
New Shifan Expertise	762,212	762,212
	3,335,235	3,368,486
Less: accumulated amortization	(1,898,392)	(1,853,105)
Intangible, Net	$1,436,843	$1,515,381

For the three months ended March 31, 2011 and 2010, amortization expenses totaled $45,287 and $123,177, respectively.

Future amortization of intangible assets is as follows:

Year Ended December 31,
2011	240,332
2012	80,283
2013	13,745
2014	9,164
2015	-
$343,524

10.	Deferred revenue

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

The following reconciles the components of the EPS computation:

	Three Months ended March 31,
	2011	2010
	(Restated)
Net income (loss) to common shareholders	$(174,530)	$3,662,871

Weighted average shares outstanding - basic	30,976,810	31,323,734
Effect of dilutive securities	-	66,069
Weighted average shares outstanding - diluted	30,976,810	31,389,803

Income (loss) per share – basic	$(0.01)	$0.12
Income (loss) per share – diluted	$(0.01)	$0.12

14.	Commitments and Contingencies

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

17. Restatement

On November 4, in the process of preparing its quarterly report on Form 10-Q for the quarter ended September 30, 2011, management became aware that the Company’s quarterly report for the quarter ended March 31, 2011 and June 30, 2011 erroneously did not include interest income of $381,476 for the quarter ended March 31, 2011 and quarter ended June 30, 2011, related to the loan made to Nanchang Institute of Technology and the tax effect of $57,222 for the quarter ended March 31, 2011 and $57,262 for the quarter ended June 30, 2011.

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

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company will loan NIT RMB 50 million (approximately $7,306,736) to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors. As of March 31, 2011, we loaned NIT $7,633,460 and NIT paid us $381,476 in interest and $0 in principal. Currently, we receive 20 % annual interest income due quarterly; therefore, the management fee is waived

On March 14, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, People’s Republic of China. Pursuant to the Share Transfer Agreement, the Company agreed to purchase 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also agreed to provide RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately 0.5 million) as working capital for Tianlang, respectively.  After the execution of the Share Transfer Agreement, Tianlong will establish a new board of directors with five directors, of which three directors shall be appointed by the Company and two directors shall be appointed by the shareholder.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

The following table sets forth information from our statements of operations for the three months ended March 31, 2011 and 2010:

	(Dollars)
	Three Months Ended March 31
	2011 (Restated)		2010
Revenue	$7,000,404	100.0%	$8,617,734	100.0%
Cost of sales	2,377,416	34.0%	1,786,304	20.7%
Gross Profit	4,622,988	66.0%	6,831,430	79.3%
Income (loss) from operations	(571,063)	-8.2%	3,903,472	45.3%
Other income	242,166	3.4%	64,056	0.7%
Income (expense) before income taxes	(328,897)	-4.7%	3,967,528	46.0%
Provision for income taxes	106,027	1.5%	(343,179)	-4.0%
Net income	(222,870)	-3.2%	3,624,349	42.1%
Less: Net loss attributable to the noncontrolling interests	48,340	0.7%	(38,523)	-0.4%
Net income (loss)-attributable to CEU and Subsidiaries	(174,530)	-2.5%	3,662,872	42.5%

	(Dollars)
	Three Months Ended
	March 31,
	2011 (Restated)		2010
Online Education	$		$

Revenue		3,923,588		5,231,063
Cost of sales		1,693,222		1,113,558
Gross profit		2,230,366		4,117,505
Gross margin		56.8%		78.7%

Training Center Revenue

Revenue		3,026,843		2,857,197
Cost of sales		676,116		631,969
Gross profit		2,350,727		2,225,228
Gross margin		77.7%		77.9%

Other Revenue

Revenue		49,973		529,474
Cost of sales		8,079		40,777
Gross profit		41,895		488,697
Gross margin		83.8%		92.3%

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

Interest income as of March 31, 2011 were $443,935, representing an increase of $397,242 or 851%. The increase in mainly interest earned from NIT loan which was $381,475.

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

As a result of the foregoing, the Company had a net loss of $174,530, or $0.01 per share for both basic and diluted, for the March 31, 2011 quarter, as compared with net income of $3,624,349, or $.12 per share for basic and $.12 for diluted, for the March 31, 2010 quarter.

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

Our net cash provided by operating activities was $777,345 for the three months ended March 31, 2011, a decrease of $3,442,995 or 81.6% from $4,220,340 for the three months ended March 31, 2010. This decrease was due to a decrease in net income along with the decrease of deferred revenue, other payable, other receivable, accounts payable, and accounts receivable.

Our cash used in investing activities was $5,349,537 for three months ended March 31, 2011, an increase in use of $4,398,870 from $950,667 for the three months ended March 31, 2010. The increase in expenditure was mainly due to acquiring 60% ownership of HarbinTianLang culture and Education School.

As of March 31, 2011, we had working capital of $69,071,021, a increase of $149,401 from working capital of $72,613,946 at December 31, 2010. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of March 31, 2011, were $773,727, representing an increase of $87,625 or 12.8%, from $686,102 at December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently involved in two putative class action lawsuits filed in the U.S. District Court for the Central District of California. The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW) (AGRx), was filed on December 28, 2010. On March 2, 2011, both actions were consolidated in In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx) (C.D. Cal.). The Consolidated Amended Complaint alleged that the Company and certain of its current and former officers and directors are liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in our public filings between 2008 and 2010 and in an investor conference call in December 2010. The Consolidated Amended Complaint also asserted claims under Section 20(a) of the Securities Exchange Act of 1934 against the current and former officers and directors as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.

The Court denied the Company's motion to dismiss the Consolidated Amended Complaint on October 11, 2011, and granted (with leave to replead) a former director's motion to dismiss the Consolidated Amended Complaint on November 14, 2011. On December 5, 2011, the plaintiffs in the class action filed a Consolidated Second Amended Complaint alleging claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company and certain of its current and former officers and directors, and alleging claims under Section 20(a) of the Securities Exchange Act of 1934 against certain current and former officers and directors. The Company answered the Consolidated Second Amended Complaint on January 5, 2012 but discovery is currently stayed while individual defendants respond as well.

In addition, on October 28, 2011, a shareholder derivative complaint was filed on behalf of the Company in the U.S. District Court for the Central District of California against certain of its current and former officers and directors for alleged breaches of fiduciary duties based on facts similar to those alleged in the class action. The derivative lawsuit is Padnos v. Yu, et al., No. 11-cv-08973 (CAS) (JCx) (C.D. Cal.). The Company is scheduled to respond to the shareholder derivative complaint on or before March 5, 2012.

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

* The Exhibit attached to this Form 10-Q/A shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: February 21, 2012	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 21, 2012	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)

