Form 10-Q/A
period 2011-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2012-02-21
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (this “Amendment”) amends the financial statements in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 12, 2011 (“Original Report”) and amended on August 16, 2011, to include the interest income of $381,745 related to the loan made to Nanchang Institute of Technology and the tax effect of $57,262 for the quarter ended June 30, 2011 and the interest income of $763,571 and the tax effect of $116,045 for the six months ended June 30, 2011 and reclassification between online education revenue and other revenue for the quarter ended June 30, 2011 only. The total revenue remains unchanged.

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

2

FORM 10-Q/A

CHINA EDUCATION ALLIANCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Restated)
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$72,643,017	$71,105,415
Accounts receivable	127,340	-
Other receivable	780,354	432,030
Prepaid expenses	2,197,498	2,834,976
Total current assets	75,748,209	74,372,421

Non-current Assets
Note receivable	7,736,345	7,172,301
Property and equipment, net	6,531,891	9,946,729
Intangibles and capitalized software, net	12,908,169	1,515,381
Long-term investment	-	559,269
Deferred tax assets	441,465	-
Total non-current assets	27,617,870	19,193,680

Total Assets	$103,366,079	$93,566,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$325,997	$686,102
Deferred revenues	2,658,865	1,072,373
Total current liabilities	2,984,862	1,758,475

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
31,747,249 and 31,261,911 issued at June 30, 2011 and December 31, 2010, respectively;and 412,536 shares held in treasury)	31,747	31,263
Additional paid-in capital	40,864,105	39,705,625
Statutory reserve	5,063,769	3,731,672
Retained earnings	45,409,774	44,591,566
Accumulated other comprehensive income	7,132,737	5,573,565
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	97,525,060	92,656,619
Noncontrolling interests in subsidiaries	2,856,157	(848,993)
Total stockholders' equity	100,381,217	91,807,626

Total Liabilities and stockholders's Equity	$103,366,079	$93,566,101

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(Restated)		(Restated)
Revenues
Online education revenues	$5,203,965	$7,386,469	$9,127,553	$12,617,532
Training center revenues	4,443,432	2,932,222	7,470,275	5,789,419
Other Revenues	75,711	533,405	125,792	1,062,879
Total revenue	9,723,108	10,852,096	16,723,620	19,469,830

Cost of Goods Sold
Online education costs	1,609,324	1,128,927	3,302,546	2,242,485
Training center costs	1,138,760	630,956	1,814,876	1,262,925
Other costs	10,196	37,060	18,384	77,837
Total cost of goods sold	2,758,280	1,796,943	5,135,806	3,583,247

Gross Profit
Online education gross profit	3,594,641	6,257,542	5,825,007	10,375,047
Training center gross profit	3,304,672	2,301,266	5,655,399	4,526,494
Other gross profit	65,515	496,345	107,408	985,042
Total gross profit	6,964,828	9,055,153	11,587,814	15,886,583

Operating Expenses
Selling expenses	3,117,607	3,478,810	5,543,904	5,719,764
Administrative	1,237,904	572,847	3,687,795	1,027,040
Depreciation and amortization	405,107	264,663	722,969	497,474
Total operating expenses	4,760,618	4,316,320	9,954,668	7,244,278

Income/(Loss) from operations	2,204,210	4,738,833	1,633,146	8,642,305

Other Income/ (Expense)
Other income/(Expense)	(10,164)	2,245	(70,020)	21,138
Loss on disposal of fixed assets	(499,531)	-	(641,443)	-
Interest income	462,756	50,842	906,692	97,535
Investment loss	-	(6,076)	-	(7,606)
Total other income/(Expense)	(46,939)	47,011	195,229	111,067

Net Income Before Provision for Income Tax	2,157,271	4,785,844	1,828,375	8,753,372
Income taxes:
Current	230,005	(549,966)	230,005	(893,145)
Deferred	(14,101)	-	91,925	-

Net Income	2,373,175	4,235,878	2,150,305	7,860,227
Net Income attributable to the noncontrolling interests	(220,873)	21,162	(172,532)	59,685
Net Income/(Loss) - attributable to CEU and Subsidiaries	$2,152,302	$4,257,040	$1,977,773	$7,919,912

Basic Earnings Per Share	$0.07	$0.14	$0.06	$0.25
Diluted Earnings Per Share	$0.07	$0.14	$0.06	$0.25

Basic Weighted Average Shares Outstanding	31,324,823	31,323,734	31,273,519	31,323,734
Diluted Weighted Average Shares Outstanding	31,324,823	31,363,255	31,273,519	31,377,877

The Components of Other Comprehensive Income
Net income/(Loss)	$2,152,302	$4,257,040	$1,977,773	$7,919,912
Foreign currency translation adjustment	1,036,914	242,100	1,559,173	169,665

Comprehensive income	$3,189,216	$4,499,140	$3,536,946	$8,089,577

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Restated)
Cash flows from operating activities
Net Income/(Loss)	$2,150,305	$7,860,227
Adjustments to reconcile net income to net cash provided by
Operating activities
Depreciation and amortization	722,969	497,474
Depreciation and amortization-Cost of goods sold	915,447	416,180
Loan to Nanchang Institute of Technology	(386,817)
Loss on disposal of fixed assets	641,443	-
Stock based compensation	1,158,965	157,730
Loss on equity investment	-	8,174
Deferred tax assets	(441,464)	-
Net change in assets and liabilities
Account receivables	(120,542)	(272,210)
Prepaid expenses and other	701,043	713,278
Accounts payable and accrued liabilities	(181,716)	919,764
Other payable/receivable	(289,085)	-
Deferred revenue	1,378,346	(165,976)
Net cash provided by(used in) operating activities	6,248,894	10,134,641

Cash flows from investing activities
Proceeds from disposal of fixed assets	1,772,265	(110,111)
Cash used for acquisitions	(7,788,424)	(876,395)
Net cash used in investing activities	(6,016,159)	(986,506)

Cash flows from financing activities
Warrants exercised	-	298,749
Options exercised	-	38,657
Net cash provided by financing activities	-	337,406

Effect of exchange rate changes on cash	1,304,867	169,665

Net increase/(decrease) in cash	1,537,602	9,655,206

Cash and cash equivalents at beginning of period	71,105,415	65,035,332

Cash and cash equivalents at end of period	$72,643,017	$74,690,538

Supplemental disclosure of cash flow information
Income taxes paid	$2,187,294	$2,719,163

Non-cash adjustment to net income activities
Loan to Nanchang Institute of Technology	$386,817	$-
Non-cash investing and financing activities
Conversion of preferred stock to common	$-	$1,867,644

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

For the six months ended June 30, 2011 and 2010, no single customer accounted for 10% or more of revenue.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30, 2011	December 31,
	(Restated)	2010
Cash on Hand –China	$68,791	$4,588
Bank Deposits-China	71,771,791	69,640,382
Bank Deposits-US	802,435	1,460,445
	$72,643,017	$71,105,415

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

6.	Prepaid Expenses

Prepaid Expenses consist of the following:

	June 30, 2011 (Restated)	December 31, 2010
Prepaid rent	$16,889	$253,073
Prepaid teachers and online material	443,055	401,962
Prepaid services and professional fees	627,350	78,543
Prepaid advertising	424,983	712,700
Other prepaid expenses	685,221	1,388,698
	$2,197,498	$2,834,976

7.	Note receivable

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

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company will loan NIT RMB 50 million to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. NIT is responsible for paying us either the loan interest or the management fee, but not both. The Company loaned $7,172,301 to NIT on December 15, 2010. The principal on the loan is due in ten years. NIT will pay the Company $1,510,000(RMB 10,000,000) annually under the Management Agreement. The full amount of the loan is due in ten years at the termination of the Agreement. The loan bears interest at 20% per annum. However, no interest will be charged if the Company receives the annual management fee.

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

As of December 31, 2010, the Company loaned to NIT RMB47,500,000, a sum that reflected a deduction for the first interest payment. As of March 31, 2011, the Company earned first interest income that became due and made an adjustment to reflect original loan amount(RMB 50,000,000); therefore the amount of note receivable was $7,736,345 as of June 30, 2011.

8.	Property and Equipment

Property and Equipment consist of the following:

	June 30,2011 (Restated)	December 31, 2010

Buildings	$1,939,455	$4,593,799
Transportation vehicles	210,750	273,513
Communication equipment	5,276,942	5,968,091
Furniture and fixtures	3,624,731	3,653,441
	11,051,878	14,488,844
Less: Accumulated Depreciation	(4,519,987)	(4,542,115)

Property and equipment, net	$6,531,891	$9,946,729

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

The following reconciles the components of the EPS computation:

	Six months ended June 30,
	2011	2010
	(Restated)
Net income to common shareholders	$1,977,773	$7,919,912

Weighted average shares outstanding - basic	31,273,519	31,323,734
Effect of dilutive securities	-	54,143
Weighted average shares outstanding - diluted	31,273,519	31,377,877

Income per share – basic	$0.06	$0.25
Income per share - diluted	$0.06	$0.25

15.	Commitments and Contingencies

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

On November 4, in the process of preparing its quarterly report on Form 10-Q for the quarter ended September 30, 2011, management became aware that the Company’s quarterly report for the quarter ended March 31, 2011 and June 30, 2011 erroneously did not include interest income of $381,476 for the quarter ended March 31, 2011 and $763,571 for the six month ended June 30, 2011, related to the loan made to Nanchang Institute of Technology and the tax effect of $57,222 for the quarter ended March 31, 2011 and $57,262 for the quarter ended June 30, 2011, and reclassification between online education revenue and other revenue for the quarter ended June 30, 2011 only. The total revenue remains unchanged.

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

Our prepaid expenses are $2,197,498 and account for 2.9% of current assets as of June 30, 2011. Prepaid expenses primarily consist of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent. As of June 30, 2011, prepayments to teachers for online materials totaled $443,055, prepayment of rent expense totaled $16,889, prepayments for advertising totaled $424,983, prepaid services and professional fees totaled $627,350, and other prepaid expenses were $685,221. We amortize the prepayments to teachers over six months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

In our on-line education business segment, the principal component of cost of sales is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generated a gross margin of 63.8% for the six months ended June 30, 2011. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of sales are costs of the faculty and the amortization of intangible assets. This business generates a gross margin, which was75.7% for the six months ended June 30, 2011.

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

In connection with the Management Agreement, we entered into a loan agreement (the “Loan Agreement”), pursuant to which we will loan NIT RMB 50 million (approximately $7,306,736) to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The assets of certain guarantors secure the loan. As of June 30, 2011, we loaned NIT $7,736,345 and NIT paid us $763,571 in interest and 0 in principal. Currently, we receive 20 % annual interest income due quarterly.On March 14, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, People’s Republic of China. Pursuant to the Share Transfer Agreement, the Company agreed to purchase 60% of the interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also agreed to provide RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately 0.5 million) as working capital for Tianlang, respectively.  After the execution of the Share Transfer Agreement, Tianlang has established a new board of directors with five directors, of which three directors are appointed by the Company and two directors are appointed by the shareholder.

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

Results of Operations

Three months Ended June 30, 2011 and 2010

The following table sets forth information from our statements of operations for the three months ended June 30, 2011 and 2010:

	(Dollars)
	Three Months Ended June 30
	2011		2010
	(Restated)
Revenue	$9,723,108	100.0%	$10,825,096	100.0%
Cost of sales	2,758,280	28.4%	1,796,943	16.6%
Gross Profit	6,964,828	71.6%	9,055,153	83.6%
Income from operations	2,204,210	22.7%	4,738,833	43.8%
Other income/(Expense)	(46,939)	-0.05%	47,011	0.4%
Income before income taxes	2,157,271	22.2%	4,785,844	44.2%
Provision for income taxes	215,904	2.2%	(549,966)	-5.1%
Net income	2,373,175	24.4%	4,235,878	39.1%
Less: Net loss attributable to the noncontrolling interest	(220,872)	-2.3%	21,162	0.2%

Net income-attributable to CEU and Subsidiaries	2,152,302	22.1%	4,257,040	39.3%

The flowing table sets forth information as to the gross margin for our three lines of business for the three months ended June 30, 2011 and 2010:

	(Dollars)
	Three Months Ended June 30
	2011	2010
	(Restated)
Online Education

Revenue	$5,203,965	$7,386,469
Cost of sales	1,609,324	1,128,927
Gross profit	3,594,641	6,257,542
Gross margin	69.1%	84.7%

Training Center Revenue

Revenue	4,443,432	2,932,222
Cost of sales	1,138,760	630,956
Gross profit	3,304,672	2,301,266
Gross margin	74.4%	78.5%

Other Revenue

Revenue	75,711	533,405
Cost of sales	10,196	37,060
Gross profit	65,515	496,345
Gross margin	86.5%	93.1%

Revenue for the three months ended June 30, 2011 (the “June 30, 2011 Quarter”) decreased by $1,101,988, or 10.2%, to $9,723,108 from $10,852,096 for the three months ended June 30, 2010 (the “June 30, 2010 Quarter”).

Revenue generated by the online education division decreased by $2,182,504, or 29.5%, to $5,203,965 during the June 30, 2011 Quarter from $7,386,469 during the June 30, 2010 Quarter.  This decrease was attributable to allegations regarding the Company cited by major websites and other media since the end of 2010 (the “Allegations”).  The reports alleged that we failed to disclose material adverse facts about our business, operations, and prospects. We predict that in the future we will clear the negative publicity and our revenue will increase.

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

Other Revenue decreased by $457,694, or 85.8% during the June 30, 2011 Quarter compared to the June 30, 2010 Quarter.  This decrease included revenue generated from advertising and network services.  Other revenue is not the focus of our business, and in the future we will continue to focus on our main business lines: examination preparation, vocational training and language training.

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

Our overall cost of sales increased by $961,337or 53.5% to $2,758,280 in the June 30, 2011 Quarter, as compared to $1,796,943 in the June 30, 2010 Quarter.

The cost of sales for the online education division of the Company increased by $480,397 or 42.6%.  This increase was mainly attributable to the rental of new servers for online education.  The online education’s gross margin decreased to 69.1% in the June 30, 2011 Quarter from 84.7% in the June 30, 2010 Quarter due to the decrease of online revenues and increased cost of sales.

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

The cost of sales of other revenue decreased by $26,864 or 72.5%. This decrease was mainly due to the decreased income of other revenue attributable to lower commissions paid to sales persons.  The gross margin for our other revenues decreased from 93.1% in the June 30, 2010 Quarter to 86.5% in the June 30, 2011 Quarter.  In the future we expect the cost of sales of our other revenue to increase as our other revenue increases.

Selling expenses decreased by $361,203 or 10.4% to $3,117,607 in the June 30, 2011 Quarter, from $3,478,810 in the June 30, 2010 Quarter. Selling expenses remained consistent with 31.1% of total sales. Our selling expenses include media advertising, outdoor advertising agent fees, commissions associated with sales of our exam prep debit cards and enrollment of onsite training centers.

Administrative expenses increased by $675,057 or 116.0%, to $1,237,904 in the June 30, 2011 Quarter, as compared to $572,847 in the June 30, 2010 Quarter. This was mainly due to the increase of expenses relating to the Company’s promoting, marketing, and advertising activities.  Depreciation and amortization increased by $140,444, or 53.1%, to $405,107 in the June 30, 2011 Quarter, as compared to $264,663, in the June 30, 2010 Quarter.

Interest income as of June 30, 2011 was $462,756, representing an increase of $411,914 or 810.2%. The increase in mainly interest earned from NIT loan which was $381,785.

During the June 30, 2011 Quarter,  the Company disposed of one training center building and other fixed assets after evaluating the lack of profitability of the location. The total disposal loss and loss of other fixed assets resulted in a loss of $499,532.

We realized an income tax benefit under the Enterprise Income Tax Law of $215,904 from the deduction of 15% of advertising and promotion expenses that were accrued during the year 2010 but were previously non-deductible.

As a result of the foregoing, the Company had net income of $2, 373,174, or $.07 per share, basic and diluted, for the June 30, 2011 Quarter, as compared with net income of $4,235,878, or $.14 per share, basic and diluted, for the June 30, 2010 Quarter.

Six months Ended June 30, 2011 and 2010

The following table sets forth information from our statements of operations for the six months ended June 30, 2011 and 2010:

	(Dollars)
	Six Months Ended June 30
	2011		2010
	(Restated)
Revenue	$16,723,620	100.0%	$19,469,830	100.0%
Cost of sales	5,135,806	30.7%	3,583,247	18.4%
Gross Profit	11,587,814	69.3%	15,886,583	81.6%
Income from operations	1,633,146	9.8%	8,642,305	44.4%
Other income/(Expense)	195,229	1.2%	111,067	0.6%
Income before income taxes	1,828,375	10.9%	8,753,372	45.0%
Provision for income taxes	321,930	1.9%	(893,145)	-4.6%
Net income	2,150,305	12.9%	7,860,227	40.4%
Less: Net loss attributable to the noncontrolling interest	(172,532)	-1.0%	59,685	0.3%
Net income-attributable to CEU and Subsidiaries	1,977,773	11.8%	7,919,912	40.7%

The flowing table sets forth information as to the gross margin for our three lines of business for the six months ended June 30, 2011 and 2010:

	(Dollars)
	Six Months Ended June 30
	2011 (Restated)	2010
Online Education

Revenue	$9,127,553	$12,617,532
Cost of sales	3,302,546	2,242,485
Gross profit	5,825,007	10,375,047
Gross margin	63.8%	82.2%

Training Center Revenue

Revenue	7,470,275	5,789,419
Cost of sales	1,814,876	1,262,925
Gross profit	5,655,399	4,526,494
Gross margin	75.7%	78.2%

Other Revenue

Revenue	125,792	1,062,879
Cost of sales	18,384	77,837
Gross profit	107,408	985,042
Gross margin	85.4%	92.7%

Revenue for the six months ended June 30, 2011 decreased by $2,746,210, or 14.1%, to $16,723,620 compared to $19,469,830 for the six months ended June 30, 2010.   Revenue generated by the online education division decreased by $3,489,979, or 27.7% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   Revenue generated by the training center division increased by $1,680,856, or 29.0% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   Other Revenue decreased by $937,195, or 88.2% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   Other revenue includes revenue generated from advertising and network services.

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

The cost of sales for the online education division of the Company increased by $1,060,061or 47.3% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was mainly attributable to the continuous amortization of prepaid class materials.   The gross margin of the online education division decreased to 63.8% for the six months ended June 30, 2011, from 82.2% for the six months ended June 30, 2010 due to the decrease of online revenue and increase in costs.

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

The cost of sales of other revenue decreased by $59,453 or 76.4% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   This decrease was mainly attributable to the decrease of expenses relating to the Company’s marketing and advertising activities.  The gross margin for our other revenues decreased about 7.3% to 85.4% during the six months ended June 30, 2011 from 92.7% during the six months ended June 30, 2010.

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

Interest income as of June 30, 2011 were $906,692, representing an increase of $809,157 or 829.6%. The increase in mainly interest earned from NIT loan which was $763,571.

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

As a result of the foregoing, the Company had a net income of $2,150,305, or $0.06 per share, basic and diluted, during the six months ended June 30, 2011, as compared with net income of $7,860,227, or $.25 per share, basic and diluted, during the six months ended June 30, 2010.

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

Our net cash provided by operating activities was $6,248,894 for the six months ended June 30, 2011, a decrease of $3,885,747 or 38.3% from $10,134,641 for the six months ended June 30, 2010. This decrease was due to a decrease in net income along with the increase of deferred revenue and disposal of fixed assets.

Our cash used in investing activities was $6,016,159 for the six months ended June 30, 2011, an increase of $5,029,653 from $986,506 for the six months ended June 30, 2010. The increase in expenditure was mainly due to the acquisition of a 60% ownership interest in Tianlang.

As of June 30, 2011, we had working capital of $72,763,347, a decrease of $149,401 from working capital of $72,613,946 at December 31, 2010. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

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

Our success depends on the management skills of Mr. Xiqun Yu, our chief executive officer and president and his relationships with educators, administrators and other business contacts.  We also depend on successfully recruiting and retaining highly skilled and experienced authors, teachers, managers, sales persons and other personnel who can function effectively in the PRC.  In some cases, the market for these skilled employees is highly competitive.  We may not be able to retain or recruit such personnel, which could materially and adversely affect our business, prospects and financial condition.   Except for Ms. Cloris Li, our Chief Financial Officer, we do not have employment contracts with any other officers or employees. The loss of Mr. Yu would delay our ability to implement our business plan and would adversely affect our business.

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

** Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

