Form 10-K
period 2011-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2012-04-16
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code:  +86-451-8233-5794

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes        ☒ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ 16,377,768 (6,347,972 shares of common stock held by non-affiliates, closing price on June 30, 2011 was $2.58).

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of April 13, 2012 is 10,582,503.

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

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

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

We changed our corporate name to China Education Alliance, Inc. on November 17, 2004.

General

We are an education service company that provides on-line education and on-site training in the People’s Republic of China (“PRC”). We were organized to meet what our founders believe is an unmet need for educational resources throughout the PRC. Based on the Chinese Finance Ministry’s 2011 draft report, the appropriation for education spending in 2011 was RMB1.612 trillion.(source: http://gks.mof.gov.cn/zhengfuxinxi/tongjishuju/201201/t20120120_624316.html) According to Chinese tradition, spending on education resources is one of the family’s major expenditures. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous examinations which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that the examination-oriented education has created a market for products from companies that address this need.

Our principal business is the distribution of educational resources through the internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. We have a database comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. Our data base includes more than 400,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, we engage instructors to develop new exams and a methodology for taking the exams. We market this data base under the name “Famous Instructor Test Paper Store.” We also offer, through our website, video on demand, which includes tutoring of exam papers and exam techniques. We compliment the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through our website without charge, we charge our subscribers for such services as the Famous Instructor Test Paper Store and the video on demand. Subscribers can purchase debit cards which can be used to download material from our website.

We also provide on-site teaching services in Harbin, which we market under the name “Classroom of Famed Instructors.” We have 20 training facilities in Heilongjiang, Jilin, Liaoning, and Beijing, which can accommodate approximately 10,000 students at the same time. These training facilities, which complement our on-line education services, provide classroom and tutoring to our students. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition for these classes.

We have also introduced a program of on-line vocational training services. We collaborated with the China Vocation Education Society to set up a website, www.360ve.com , which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007 and we called this program the “Millions of College Students Employment Crossroad” program. Through this program we offer job search capability and career planning courses for university students via our website. We developed this program in response to the high unemployment rate for PRC college graduates. Many college graduates pursue vocational training after their college education in order to find employment. Our program is designed to establish a long-term training program for college students to build connections with corporations and participate in educational programs prescribed by hiring corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their changing needs.

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

ZHLDBJ was incorporated on January 4, 2009 with a business term of 20 years.  The registered capital of ZHLDBJ has been paid by the parties concerned.  Mr. Xiqun Yu, our CEO, is the legal representative and the managing director of ZHLDBJ. ZHLDBJ planned to run the ‘Million Managers Training Program” with The National Association of Vocational Education of China. This program is still in the planning stage. Towards the end of 2011, we have successfully developed a new project called the “Zhong He Win-Win Program”, which is designed to fit the needs of Chinese entrepreneurs to improve their leadership, management and marketing skills. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

In February 2010, the Company, through its wholly owned subsidiary, ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB 1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed its name to Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of NYPX with no consideration, and authorized Mr. Xiqun Yu to hold the 35% equity interest on its behalf. In November 2011, HYPX increased its share capital to RMB 2 million (approximately $298,597). HYPX is focusing on expansion of our training centers in Beijing, and developing extensive marketing strategy to establish new markets in other main cities.

In October 2010, the Company founded a “Hundred Celebrity Teachers Club” in the PRC. The goal of the club is to “assemble famous teachers, train students, and promote basic education in China”. The “Hundred Celebrity Teachers Club” (the “Club”) is the first dynamic educational platform aimed at promoting math, physics, and chemistry in middle and high schools in the PRC. So far, 100 teachers from 15 provinces of the PRC have joined the Club, making us one of the largest bases of well-known teachers in the PRC. As members of the Club, these famous teachers will promote high teaching standards in all three major disciplines – math, physics and chemistry – and provide consultation services to select middle and high schools in the PRC. The Club's activities include teacher training, lectures given by celebrity teachers, education evaluation, teaching cases analysis, subjects study, and international exchanges. It provides an excellent stage for teachers to explore resources, discuss hot education topics, and promote academic growth. The “Hundred Celebrity Teachers Club” is endorsed by the PRC Ministry of Education.

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, the PRC.  Pursuant to the Agreement, the Company will manage the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,869,678) will be paid by the party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company will loan NIT RMB 50 million (approximately $7,869,678) to build training facilities and NIT will repay the RMB 50 million (approximately $7,869,678)  in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors.

As of December 31, 2011, we loaned NIT RMB 50 million (approximately $7,869,678) and NIT paid us RMB 7.5 million (approximately $1,161,998) in interest and $0 in principal, and we accrued RMB 2.5 million (approximately $387,333) as interest receivable in the 4th quarter, 2011. Currently, we receive 20% annual interest income due quarterly; therefore, the management fee is waived.

On March 14, 2011, the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 then enrolled students, based in Harbin, the PRC.

Pursuant to the Share Transfer Agreement, the Company agreed to purchase 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively.  After the execution of the Share Transfer Agreement, Tianlang established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder. The acquisition of Tianlang was officially completed in April 2011. We are currently co-managing Tianlang with the previous majority owner.

On March 21, 2011, the Company entered into an additional agreement with NIT. Pursuant to the agreement, the Company and NIT jointly established Nanchang Institute of Technology College of Vocational Training and Certification (the “College”). NIT provides facilities for free and the Company provides teachers, curriculums and certificates of trainings and pays all the expenses incurred in the teaching process. In return, NIT and the Company receive 20% and 80% of the total revenue of the College, respectively. The College is currently in the planning stage which is managed by the Company.

On May 31, 2011, we entered into share transfer agreements with the shareholders of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools with a total of approximately 1,000 then enrolled students based in the PRC.  Pursuant to the share transfer agreements, we purchased 100% ownership of each of the two schools for RMB 8 million (approximately $1.23 million). As a result of the acquisition, we are capable of offering courses of English, Japanese, Korean, Russian, German, French, Spanish, Italian, Arabic, etc.

On September 26, 2011, we effected a one-for-three reverse stock split of our issued and outstanding common stock. As a result, the number of our issued and outstanding common stock was reduced from 31,747,249 shares to 10,582,503 shares.

Corporate Structure

Education Systems in the PRC

Since 1949 when the PRC was founded, the government in the PRC has considered education an important component of its economic and social development.  Recently, with the emergence of its market economy, education has become a priority in the PRC.

According to the Ministry of Finance Report, the gross domestic education expenditure of the PRC in 2011 was approximately RMB 1.612 trillion, increased by RMB356.6 billion, or 28.4% as compared to 2010 (source: http://gks.mof.gov.cn/zhengfuxinxi/tongjishuju/201201/t20120120_624316.html). The average PRC family sets aside 10% of its savings for education according to the United Nations Educational, Scientific, and Cultural Organization.  We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement.  The educational system in the PRC is under pressure to reform and develop.  On March 14, 2004, the second session of the 10th National People’s Congress concluded that the PRC advocates “putting people first” as its development model. The PRC government sets education as a strategic priority in the China Agenda for Education.

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

Our website makes use of its internet network resources beyond the traditional teaching methods and face-to-face constraints by providing students with access to multi-media resources such as college, middle school and elementary school test papers, courseware designed to prepare students for taking the exams, and video on demand courseware. We market our website as a platform to offer services like “Famed Instructors Test Paper Store” by offering prepaid learning debit cards that can be used to purchase our products. The learners can have materials downloaded for off-line education or study the material on-line.

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

Training Center

We provide on-site teaching services under the “Big Classroom of the Famed Instructors,” our state-of-the-art training center in Harbin. At this center, we offer both classroom training and one-on-one tutoring. We have 20 training facilities in Heilongjiang, Jilin, Liaoning, and Beijing, which can accommodate approximately 10,000 students at the same time. The courses cover each phase of compulsory education, of which junior, middle and high schools are the key parts. Our courses are designed to complement our students' daily school curriculum, and will vary depending on the age of the students as well as the progress of the class. Class subjects include Math, Physics, Chemistry, English, Chinese, etc. We charge students for each class taken. Thus, we determine our enrollment by the number of classes that were taken during a given period of time, and not by the number of individual students. Since the term of the classes vary, we do not schedule classes on a semester basis.

Vocational Training

We have introduced a program of on-line vocational training services. We have collaborated with the National Association of Vocation Education of China to set up a website, www.360ve.com, which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007, and we named this program our “Millions of College Students Employment Crossroad” program. Through this program we offer job search capability and career planning courses for university students by our website. We developed this program in response to the high unemployment rate for PRC college graduates. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the recruiting corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their career needs.

Through our “Millions of College Students Employment Crossroad” program, we seek to address two problems - one is the need for university students to find jobs and the other is to satisfy the need of businesses to hire qualified candidates. We cooperate with businesses and other entities to enable us to communicate the requirements of potential employers, including the necessary skill sets needed, to the students who enroll in the program. In this manner, the students can learn the needs of different businesses while they are at school, and can develop educational programs in their university to enable them to meet the educational requirements of their desired field of business. This will help students seek employment after college and improve their job seeking strategy.

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

Pursuant to the Management Agreement between the Company and NIT, the Company and NIT jointly established Nanchang Institute of Technology College of Vocational Training and Certification (the “College”). NIT provides facilities for free and the Company provides teachers, curriculums and certificates of trainings and pays all the expenses incurred in the teaching process. In return, NIT and the Company receive 20% and 80% of the total revenue of the College, respectively. The College is currently in the planning stage which is managed by the Company.

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

“Million Managers Training Program”

We, along with The National Association of Vocational Education of China and Beijing Hua Yu Education Foundation are dedicated to building the PRC’s first management training program, Million Managers Training Program, with the goal of improving management skills and designing a complete solution for management, clients and suppliers. The topics are aimed at improving management skills, increasing corporate profitability and sustaining development.  The program comprises 9 education modules:

•	Ongoing enterprise and operation strategies;

•	Marketing;

•	General management;

•	Enterprise management tactics;

•	Human resources management;

•	Enterprise culture;

•	Financial management and capital management;

•	Purchasing and production management; and

•	Enterprise self-management and improvement.

Currently this program is on hold because we are redesigning the training program with potential opportunities with other schools, as well as adjusting our own business model to cooperate with all subsidiaries. However, we have successfully developed a new project called the “Zhong He Win-Win Program”, which is designed to satisfy the needs of Chinese entrepreneurs to improve their leadership, management and marketing skills. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

Schools

Tianlang

Established in 1999, Tianlang is a tutoring school based in Harbin, the PRC. Tianlang has a number of campuses, including the provincial government campus, Aijian campus, Yanchang campus, Harbin Institute of Technology – Science Park campus, and Hujunjie campus, etc., with the main school campus located at 40 Jiaohua Road, Harbin. Tianlang is mainly engaged in examination orientated training classes for primary school, middle school, and high school students, also provides one-on-one counseling lessons with experts. Tianlang has more than 10,000 students currently enrolled for different classes or training lessons, and over 200 qualified teachers (including part-time teachers).

Harbin Nuoya and Changchun Nuoya

Harbin Nuoya was established in 2006, and is one of the largest language learning schools in the Heilongjiang Province, PRC, especially for non-English foreign lanuage leanings. It provides various language learning classes: English, Korean, Japanese, Russian, French, German, Spanish, etc. Harbin Nuoya has over 500 currently enrolled students and more than 50 qualified teachers (including part-time teachers).

Changchun Nuoya was established in 2007, and is one of the largest language learning schools in the Jilin Province, PRC, especially for non-English foreign lanuage leanings. It provides various language learning classes: English, Korean, Japanese, Russian, French, German, etc. Chuangchun Nuoya currently has over 400 students enrolled and more than 30 qualified teachers (including part-time teachers).

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

We intend to use our web-based educational portal to assist us in marketing our educational products. This portal provides data and other materials for free but charges users for downloads of our products.

We also market our schools, Training Center and vocational training products by way of the following methods: (A) directly at conferences and events where we invite teachers, students and their families to learn about our education materials; (B) through various internet links and search engines; (C) by traditional media advertising, such as TV and newspaper advertisements; and (D) through fliers or coupons handed out to students in front of high schools and other major education institutions. We are also able to attract users by reputation and referrals from current students or users.

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

We expense advertising costs for outdoor spots at the time they are aired and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2011, 2010, and 2009 were $649,768, $1,308,290 and $1,093,535, respectively.

Major Customers

For the years ended December 31, 2011, 2010 and 2009, three customers each accounted for greater than 10% of total online education revenue during each year.  A certain distribution agent in each of Heilongjing, Jilin and Liaoning Provinces accounted for 24.6%, 15.9%, and 14.9%, respectively of the total online education revenue for the year of 2011, 15.3%, 13.5%, and 14.2%, respectively of the total online education revenue for the year of 2010 and 14.8%, 11.3% and 14.0%, respectively of total online education revenue for the year of 2009.  The loss of these customers would have a material adverse effect on the Company and its subsidiaries taken as a whole.

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

In addition, for a foreign investor to acquire any equity interest in a value-added telecommunications business in the PRC, it must satisfy a number of stringent performance and operational experience requirements, including demonstrating a track record and experience in operating a value-added telecommunications business overseas. Moreover, foreign investors that meet these requirements must obtain approvals from the PRC Ministry of Industry and Information (“MII”) and the Ministry of Commerce or their authorized local counterparts, which retain considerable discretion in granting approvals.

On July 26, 2006, MII publicly released the Notice on Strengthening the Administration of Foreign Investment in Operating Value-added Telecommunications Business, dated July 13, 2006, or the MII Notice, which reiterates certain provisions under the FITE Rules. According to the MII Notice, if any foreign investor intends to invest in a Chinese telecommunications business, a foreign-invested telecommunications enterprise shall be established and such enterprise shall apply for the relevant telecommunications business licenses. The MII Notice prohibits domestic telecommunication services providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in the PRC. According to the MII Notice, either the holder of a value-added telecommunication service license or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of value-added telecommunication services. The MII Notice also requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered its license.

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

If the PRC government finds that the agreements that establish the structure of our operations in the PRC do not comply with PRC government restrictions on foreign investment in our industry, we could be subject to severe penalties.

Under our current corporate structure, ZHLD is our sole wholly foreign owned entity (“WFOE”).

Regulation of Online and Distance Education

Pursuant to the Administrative Regulations on Educational Websites and Online and Distance Education Schools issued by the Ministry of Education (“MOE”) in 2000, or the Online Education Regulation, educational websites and online education schools may provide education services in relation to higher education, elementary education, pre-school education, teacher education, occupational education, adult education and other educational services. Under the Online Education Regulations, “Educational websites” refers to education websites providing education or education-related information services to website visitors by means of a database or an online education platform connected via the Internet or an educational television station through an Internet service provider, or ISP. Under the Online Education Regulations, “Online education schools” refer to organizations providing academic education services or training services with the issuance of various certificates.

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

Business Scope of our PRC Operating Entities

All our PRC operating subsidiaries, including ZHLD are in the business of providing education services. Particularly, ZHLD is a holding company of all other subsidiaries and also provides online exam preparation services; Heilongjiang Zhonghe Education Training Center provides onsite vocational training and after school tutoring services; Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. provides onsite vocational training, online college graduate electronic database and pre-employment training; Zhong He Li Da (Beijing) Management Consultant Co., Ltd. provides onsite vocational training services; Harbin New Discovery Media Co., Ltd. is in the educational newspaper publishing business and Beijing Hua Yu Ping Xue Education Technology Co., Ltd. publishes a high school education magazine and organizes high school students contests. Harbin Tianlang Culture and Education School provides onsite examination-oriented training and after school tutoring services; Changchun City Chaoyang District Nuoya Foreign Languages School and Harbin City Nangang District Nuoya Foreign Languages School provides onsite program for foreign language trainings.

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

Employees

As of  April 13, 2012, we had approximately 509 employees, consisting of 26 executives, 44 administrative and finance employees, 166 marketing and sales personnel, 18 research and development staff, 52 information technicians, 10 designers, 154  teaching and education administrative staff, and 39 other employees engaged in security, planning, human resources and other activities. We have no collective bargaining agreements, and we believe that we have good relations with our employees.

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

3. Tax Registration Certificate

4. Organization Code Certificate

5. State Administration of Foreign Exchange Registration Card

Heilongjiang Zhonghe Education Training Center

1. Certificate of Approval

Beijing Hua Yu Hui Zhong Technology Development Co., Ltd.

1. Business License

2. Tax Registration Certificate

3. Organization Code Certificate

Harbin New Discovery Media Co., Ltd.

1. Business License

2. Tax Registration Certificate

3. Organization Code Certificate

Zhong He Li Da (Beijing) Management Consultant Co., Ltd.

1. Business License

2. Tax Registration Certificate

3. Organization Code Certificate

Beijing Hua Yu Ping Xue Education Technology Co., Ltd.

1. Business License

2. Tax Registration Certificate

3. Organization Code Certificate

Harbin Tianlang Culture and Education School

1.  Private Non-enterprise Certificate

2.  Private School License

Harbin City Nangang District Nuoya Foreign Languages School

1.  Private Non-enterprise Certificate

2.  Private School License

Changchun City Chaoyang District Nuoya Foreign Languages School

1.  Private Non-enterprise Certificate

2.  Private School License

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our Beijing office is located in China Overseas Plaza, at the heart of Beijing's Central Business District (“CBD”), north to Chang'an Street and west to the third tower of the World Trade Center. The modern facility, a perfect example of the most modern international standards for a commercial building, provides a perfect environment for connecting the world’s business opportunities. The total floor area is 1,477 square meters (approximately 15,898 square feet).  The CBD is the barometer of a city's commercial development. Beijing CBD is synonymous with the commercial heart of the capital with many headquarters of Fortune 500 companies. It is endowed with incomparable business advantages and resources which attract numerous world-renowned companies. China Overseas Plaza consists of two A-class office buildings and two auxiliary commercial buildings. We began using this building in December 2010.  The office's lease term is 38 months from December 10, 2010 to February 9, 2014.  The annual rent is RMB 243,708 (approximately $36,000).

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a “land use right” after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding our land use rights with regard to the land that we use in our business.

Our main office is located at 58 Heng Shan Road, Kun Lun Shopping Mall Harbin, Heilongjiang Province, PRC 150090, which has a total area of 388 square meters (4,177 square feet). This space is adequate for our present and our planned future operations. No other businesses operate from this office. We have no current plans to occupy other or additional office space.

Beijing Hua Yu Ping Xue Education Technology Co., Ltd. is located at 311 An Men Nei Road, Xicheng District, Beijing, PRC, which has a total area of 1,677 square meters (approximately 18,051 square feet) with an annual rent of RMB 2,203,578 (approximately $341,407).

Tianlang has several locations, the main school is located at Jiao Hua Street , Harbin, PRC, which has a total area of 1,600 square meters (approximately 17,222 square feet) with an annual rent of RMB 304,800 (approximately $47,224).

Harbin Nuoya is located at Level 6, 118 Xi Da Zhi Street, Harte Buidling, Harbin, PRC, which has a total area of 400 square meters (approximately 4,306 square feet) with an annual rent of RMB 220,000 (approximately $34,085).

Changchun Nuoya is located at 208 South Hutong, Xi Chao Yang Road, Chuangchun, PRC, which has a total area of 900 square meters (9,688 square feet) with an annual rent of RMB 75,000 (approximately $11,620).

Item 3.	Legal Proceedings.

We are presently involved in two putative class action lawsuits filed in the U.S. District Court for the Central District of California. The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW) (AGRx), was filed on December 28, 2010. On March 2, 2011, both actions were consolidated in In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx) (C.D. Cal.). The Consolidated Amended Complaint alleged that the Company, Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang are liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in our public filings between 2008 and 2010 and in an investor conference call in December 2010. The Consolidated Amended Complaint also asserted claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made. The Court denied the company's motion to dismiss the Consolidated Amended Complaint on October 11, 2011, and granted (with leave to replead) James Hsu's motion to dismiss the Consolidated Amended Complaint on November 14, 2011. On December 5, 2011, the plaintiffs in the class action filed a Consolidated Second Amended Complaint alleging claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, Xiqun Yu, Zibing Pan, Susan Liu, and Chunqing Wang, and alleging claims under Section 20(a) of the Securities Exchange Act of 1934 against Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang. The Company answered the Consolidated Second Amended Complaint on January 5, 2012. On April 6, 2012, the court dismissed the claim against Liansheng Zhang but denied motions to dismiss the claims against James Hsu and Yizhao Zhang, the only other defendants served so far.

In addition, on October 28, 2011, a derivative lawsuit was filed on behalf of the Company in the U.S. District Court for the Central District of California against Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang for alleged breaches of fiduciary duties based on facts similar to those alleged in the class action.  The derivative lawsuit is Padnos v. Yu, et al., No. 11-cv-08973 (CAS) (JCx) (C.D. Cal.).  The parties have reached an agreement in principle to settle the derivative action, subject to court approval.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on OTCQX since January 25, 2012 under the symbol “CEAI.” From December 29, 2011 to January 24, 2012, our common stock was traded on OTCQB under the symbol “CEAI.” Our common stock was traded on the NYSE from January 27, 2010 to December 28, 2011 under the symbol CEU. From July 20, 2009 to January 26, 2010, our common stock was traded on the NYSE Amex under the symbol CEU. Prior to July 20, 2009, our common stock was traded on the OTC Bulletin Board under the trading symbol CEUA.OB. The table below presents the high and low bid for our common stock for each quarter from January 1, 2010 through December 31, 2011. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2010
1st Quarter	$7.48	$5.25
2nd Quarter	$5.55	$3.80
3rd Quarter	$4.74	$3.65
4th Quarter	$5.80	$2.18
	$7.48	$5.25
Year ended December 31, 2011
1st Quarter	$8.01	$3.99
2nd Quarter	$5.01	$2.43
3rd Quarter	$3.75	$1.22
4th Quarter	$1.89	$0.43

 As of April 13, 2012, we had 10,582,503 shares of common stock outstanding and held of record by 172 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On April 13, 2012, the closing price of our common stock on OTCQX was $0.99 per share.

We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

On June 18, 2009, we adopted the China Education Alliance, Inc. 2009 Incentive Stock Plan (the “2009 Plan”). We registered 333,334 shares of our common stock under the 2009 Plan on a Form S-8, effective June 18, 2009. On the same date, we issued 5,445 shares of our common stock to our employees and consultants, options to purchase 100,000 shares of common stock to our Chief Executive Officer, Xiqun Yu, at an exercise price of $9.57 per share, and options to purchase 38,667 shares of common stock to other employees and consultants at an exercise price of $8.70 per share (of which an option to purchase 10,000 shares have been retired).  On September 24, 2009, we issued an option to purchase 10,000 shares to our ex-Chief Financial Officer, Zibing Pan, which option has been retired after his resignation.

On January 18, 2011, we issued 155,113 shares of our common stock to our employees. As of April 13, 2012, 24,109 shares are still available under the 2009 Plan.

On June 21, 2011, we adopted the China Education Alliance Inc. 2011 Incentive Stock Plan (the “2011 Plan”), which was approved by our shareholders on September 18, 2011. We registered 333,334 shares of our common stock under the 2011 Plan on a Form S-8, effective July 1, 2011. On July 1, 2011, we issued to our employees and directors options to purchase a total of 52,667 shares of common stock under the 2011 Plan. As of April 13, 2012, 274,000 shares are still available under the 2011 Plan.

Set forth below is our equity compensation plan information as of December 31, 2011.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans	131,780	$9.36	24,109
approved by security holders	52,667	$2.67	274,000
Equity compensation plans not approved by security holders	0	0	0
Total	184,447	$7.45	298,109

Stock Transfer Agent

Our stock transfer agent is Broadridge Corporate Issuer Solutions, Inc., 1717 Arch St. Suite 1300, Philadelphia, PA 19103.

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

None.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Annual Report.

Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those discussed from time to time in this report, as well as and any risks described in the “risk factors” section of our filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the People’s Republic of China, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Overview

Our principal business is the distribution of educational resources through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a database comprising such resources as test papers for secondary education courses as well as video on demand. Our database includes more than 400,000 exams, test papers and courseware for secondary and elementary schools.

We also provide on-site teaching services in Heilongjiang Province, where we have 20 training facilities in Heilongjiang, Jilin, Liaoning, and Beijing, which can accommodate approximately 10,000 students at the same time. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition fees for these classes.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. As of December 31, 2011, we had $0 in accounts receivable because we collect all payment upfront.

Our prepaid expenses at $1,305,496 account for 1.73% of current assets as of December 31, 2011. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent. As of December 31, 2011, prepayments to teachers and online materials totaled $302,340, prepayment of rent expense totaled $387,618, prepayments for advertising totaled $53,036, prepaid services and professional fees totaled $286,281, and other prepaid expenses were $276,221. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and our revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of revenue is the cost of obtaining new material to offer students as we increase the available material as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generates a gross margin of 65% for the year ended December 31, 2011. The gross margin is affected by the payments we have to make to the teachers for the materials. In our training center business, the principal components of cost of revenue are costs of the faculty and the amortization of intangible assets. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of running our faculty. Our gross margin in the training center is also affected by the size of our classes.

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

Pursuant to the terms of the supplementary agreement, Newspaper Group assigned all their rights in the “Scientific Discovery”, a scientific information newspaper with a focus on education to introduce scientific knowledge to elementary and secondary students exclusively, to the joint venture company, Harbin New Discovery Media Co., Ltd. In the event that the rights to “Scientific Discovery” expire because of reasons other than a change in government policies and an inability to defend against or resist such changes, Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co., Ltd. is now a 49.02% owned equity investment of ZHLD, referred to as a long-term investment in the accompanying balance sheet. Due to our corporate restruction at the end of 2011, and based on the performance of Harbin New Discovery Media Co., Ltd., we have impaired this investment to nil.

On January 4, 2009, China Education Alliance’s subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf. ZHLDBJ will be involved in project called the “Zhong He Win-Win Program”, which is designed to fit the needs of Chinese entrepreneurs and to improve their leadership, management and marketing skills. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, ZHLD, it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million (approximately $284,962). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed name to Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX, and authorized Mr. Xiqun Yu to hold the 35% equity interest on its behalf. Also in November 2011, HYPX increased its share capital to RMB 2 million (approximately $298,567). HYPX is focused on expansion of our training centers in Beijing, and developed extensive marketing strategy to establish new markets in other main cities.

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, People’s Republic of China.  Pursuant to the Management Agreement, the Company will manage the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,869,678) will be paid by the party that defaults on the Management Agreement.

In connection with the Management Agreement, the Company entered into a loan agreement (the “Loan Agreement”), pursuant to which we will loan NIT RMB 50 million (approximately $7,869,678) to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The assets of certain guarantors secure the loan. As of December 31, 2011, the Company loaned NIT RMB 50 million (approximately $7,869,678) and NIT paid RMB 7.5 million (approximately $1,161,998) in interest and $0 in principal, and we accrued RMB 2.5 million (approximately $387,333) as interest receivable in the 4th quarter, 2011. Currently, we receive 20 % annual interest income due quarterly.

On March 14, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, People’s Republic of China. Pursuant to the Share Transfer Agreement, the Company purchased 60% of the interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately 0.5 million) as working capital for Tianlang, respectively.  After the execution of the Share Transfer Agreement, Tianlang has established a new board of directors with five directors, of which three directors are appointed by the Company and two directors are appointed by the shareholder.

The acquisition of Tianlang was officially completed in April 2011, and the Company is currently co-managing Tianlang with the previous majority owner.

On March 21, 2011, the Company entered into an additional agreement with NIT. Pursuant to the agreement, the Company and NIT will jointly establish Nanchang Institute of Technology College of Vocational Training and Certification (the “College”). NIT will provide facilities for free and the Company will provide teachers, curriculums and certificates of trainings and pay all the expenses incurred in the teaching process. In return, NIT and the Company will receive 20% and 80% of the total revenue of the College, respectively. However, this College is currently under preparation process which managed by the Company.

On May 31, 2011, the Company entered into share transfer agreements with the shareholders of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools that have over 1,000 current students based in the People’s Republic of China.  Pursuant to the share transfer agreements, the Company purchased 100% ownership of each of the two schools for RMB 8 million (approximately $1.23 million).

On September 26, 2011, the Company effected a one-for-three reverse stock split of our issued and outstanding common stock. As a result, all common share based data in our discussion of results of operation and financial condition has been retroactively restated to reflect this reverse stock split.

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which are two to five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Due to the change of circumstances, we have impaired the investment in New Discovery to nil for the year ended December 31, 2011.

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

We have granted 2009 Incentive Stock Plan and 2011 Incentive Stock Plan to our officers, directors or key employees to purchase 152,000 and 52,667 shares of common stock of the Company, respectively. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

-	In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to achieve common fair value measurements and disclosure requirements in generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

-	In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRS. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance did not have an impact on the Company's financial position, results of operations or cash flows.

-	In July 2011, FASB issued ASU 2011-06 Other Expenses (Topic 720) – Fees Paid to the Federal Government by Health Insurers. The objective of this Update is to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. For reporting entities that are subject to the fee imposed on health insurers mandated by the Acts, the amendments in this Update specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Management is currently evaluating the potential impact of ASU 2011-06 on the Company’s consolidated financial statements.

-	In September 2011, FASB issued ASU 2011-08 Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

-	In September 2011, FASB issued ASU 2011-09 Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80) – Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update require additional disclosures about an employer's participation in a multiemployer plan. The amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

-	In December 2011, the FASB issued new accounting guidance that will require disclosure of information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as disclosure of collateral received and posted in connection with these instruments. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

The following table sets forth information from our statements of operations for the years ended December 31, 2011 and 2010:

	(Dollars)
	Year Ended December 31,
	2011		2010
Revenue	$34,757,531	100%	$46,266,989	100%
Cost of revenue	10,678,166	31%	8,177,978	18%
Gross Profit	24,079,365	69%	38,089,011	82%
Other income	1,380,987	4.0%	223,734	0.5%
Income from operations	4,453,871	12.8%	16,575,143	36%
Net Income before provision for income tax	5,834,858	16.8%	16,798,877	36%
Provision for income taxes	(132,633)	-0.4%	1,648,158	4%
Net income - attributable to CEAI and Subsidiaries	6,103,808	18%	15,262,408	33%
Net income	5,967,491	17%	15,150,719	33%

We operate in one business segment, that of education, in which we operate three revenue generating areas of online education, education training centers and on-line advertising. The following table sets forth information as to the gross margin for our three revenue generating areas for the years ended December 31, 2011 and 2010.

	(Dollars)
	Year Ended December 31,
	2011		2010
Online Education	$		$

Revenue		19,702,983		28,495,602
Cost of revenue		6,892,993		4,798,259
Gross profit		12,809,990		23,697,343
Gross margin		65.0%		83.2%

Training Center Revenue

Revenue		14,951,305		16,033,297
Cost of revenue		3,779,495		3,232,063
Gross profit		11,171,810		12,801,234
Gross margin		74.7%		79.8%

Other Revenue

Revenue		103,243		1,738,090
Cost of revenue		5,678		147,656
Gross profit		97,565		1,590,434
Gross margin		94.5%		91.5%

Revenue

Towards the end of 2010, there were unsubstantiated allegations that we failed to disclose material adverse facts about our business, operations, and prospects (the “Allegations”) which were cited by major websites and other media. These allegations have severely affected our business and reputation. In addition, the morale of our employees and teachers was adversely affected, which led to unfavorable conditions in our daily operation.

As a result, revenue decreased by $11,509,458 or 25% for the fiscal year ended December 31, 2011 to $34,757,531 as compared to $46,266,989 for the fiscal year ended December 31, 2010, resulting in an gross profit of $24,079,365 for the fiscal year ended December 31, 2011 as compared to $38,089,011 for the fiscal year ended December 31, 2010.

Revenue generated by the on-line education division decreased by $8,792,619, or 31%, to $19,702,983 for the year ended December 31, 2011 from $28,495,602 for the year ended December 31, 2010. The decrease was a result of loss of business directly attributable to the Allegation cited above.

Revenue generated by the training center division decreased by $1,081,992, or 7% to $14,951,305 for the year ended December 31, 2011 from $16,033,297 for the year ended December 31, 2010. The revenue from the training division is comprised of revenue from technology training classes, language training classes, vocational training classes etc. The decrease was mainly attributable to a decrease in revenue relating to technology training classes, resulting from the adverse impact of the Allegations. Lately the employment rate for new graduates has been very low and an increasing number of new graduates seek vocational training to enhance their chances of employment. Therefore, we predict that in the future, revenue from our training center division will increase due to higher demand for such training classes.

Other revenue includes revenue generated from online advertising. Other revenue decreased by $1,634,847, or 94% to $103,243 for the year ended December 31, 2011 from $1,738,090 for the year ended December 31, 2010. The decrease was mainly attributable to decrease in advertising income related to online education. In the future we will continue to focus on our main business lines: examination preparation, vocational training and language training.

To negate the adverse impact of the Allegations mentioned earlier, we have conducted extensive marketing activities during the first quarter of fiscal year 2011 and acquired three schools during the second quarter. We also set up direct training centers in Beijing and plan to set up training centers in other provinces in the PRC. We are hopeful that with time, we will demonstrate the falsehood of such Allegations and that our business will improve.

Cost of revenue

Our overall cost of revenue increased by $2,500,188, or 31% to $10,678,166 for the fiscal year ended December 31, 2011 as compared to $8,177,978 for the fiscal year ended December 31, 2010.

The cost of revenue for our online education division increased by $2,094,734, or 44% to $6,892,993 for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was mainly attributable to the purchase of new examination papers, tutorial materials, new servers and computers. The gross profit for the online education division decreased to 65% of the revenue for the fiscal year ended December 31, 2011 from 83.2% of the revenue for the fiscal year ended December 31, 2010 due to the decrease in revenue and increase in cost of revenue.

The cost of revenue for our training center division increased $547,432, or 17% to $3,779,495 for the fiscal year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in the cost of revenue was mainly attributable to the increase in rental and payroll expenses, as we were expanding our training service market throughout the year. The training center division’s gross profit decreased to74.7% of the revenue for the fiscal year ended December 31, 2011 from 79.8% for the fiscal year ended December 31, 2010 as a result of decrease in revenue and increase in cost of revenue.

The cost of revenue for other revenue decreased by $141,978, or 96% to $5,678 for the fiscal year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease was mainly attributable to the decrease in other revenue. The gross margin was at 94.5% of the venue for the fiscal year ended December 31, 2011 compared with 91.5% of the revenue for the fiscal year ended December 31, 2010.

Selling Expenses

Selling expenses decreased by $6,501,256, or 37.7%, to $10,749,531 for the fiscal year ended December 31, 2011 from $17,250,787 for the fiscal year ended December 31, 2010. Selling expenses were 30.9% of total sales for the fiscal year ended December 31, 2011 compared with 37.3% for the fiscal year ended December 31, 2010. Our selling expenses include media advertising expenses, agent fees, sales commissions, and other expenses. The decrease in selling expenses was a result of the decrease in revenue and the decrease in outsourced marketing and advertising.

Administrative Expenses

Administrative expenses increased by $2,727,291, or 81% to $6,076,407 for the fiscal year ended December 31, 2011 as compared to $3,349,116 for the fiscal year ended December 31, 2010. The increase was mainly due to the increase in U.S. parent company expenses, including legal, insurance, audit, and various agency fees. Total administrative expenses were about 17.5% of our total revenue. Depreciation and amortization expenses increased significantly compared to the same period of 2010 due to fully deprecation of some intangible and fixed assets.

Interest Income

Interest income increased by $1,643,724, or 734.5% to $1,867,527 for the fiscal year ended December 31, 2011 as compared to $223,803 for the same period in 2010. The significant increase of $1,549,331 was the interest received from the loan extended to NIT. At the end of 2011, we received interest from NIT for $1,161,998 in interest and $0 in principal, and we accrued $387,333 as interest receivable in the fourth quarter of 2011.

Income Taxes

The provision for income tax decreased by $1,780,791, or 108%, from income tax of $1,648,158 for the fiscal year ended December 31, 2010 to income tax of $179,153 and deferred tax of $311,786 for the fiscal year ended December 31, 2011. In 2011, the applicable income tax rate for the Company was 15% for the Company’s subsidiary ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular Chinese statutory tax rate is 25%. The Heilongjiang Zhonghe Education Training Center (“ZHTC”) is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries:Beijing Hua Yu Hui Zhong Technology Development Co.,Ltd.(“BHYHZ”), Zhong He Li Da(Beijing) management Consultant Co.,Ltd.(“ZHLDBJ”), and Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”) are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having incurred income since inception.

Net Income

As a result of the foregoing, we had net income attributable to CEAI and Subsidiaries of $6,103,808, or $0.58 per share basic and $0.58 per share diluted, for the fiscal year ended December 31, 2011, as compared to net income of $15,262,408 or $1.43 per share basic and $1.43 per share diluted, for the fiscal year ended December 31, 2010. The decrease in earnings per share was mainly due to the decrease in net income. The basic weighted average shares outstanding and diluted weighted average shares outstanding were 10,572,388 and 10,577,966 in 2011, and 10,642,997 and 10,677,775 in 2010, respectively.

Our current operations are primarily conducted in the northeastern region of the PRC. PRC has about 150 million students aged 6 to 18, who are the target of our education services. There are about 10 million students in the 6 to 18 age group in the northeastern region of the PRC. Because we serve approximately 500,000 to 600,000 students in the age group, only 5% of the students in the current market, we believe that we have great potential to grow. Our growth will depend on how we penetrate and expand into the market. Our expansion may take the form of organic growth and/or acquisitions and the key to our growth will be increased student enrollment.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our current assets primarily consist of cash, account receivables, and prepaid expenses. We do not have inventory. Our account receivables are primarily from our advertising business on our websites. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement fee and prepaid rent.

At December 31, 2011, we had cash and cash equivalents of $73,597,159, an increase of $2,491,744, or 3.5%, from $71,105,415 at December 31, 2010.

Our net cash provided by operating activities was $16,128,941 for the year ended December 31, 2011, a decrease of $1,239,430 or 7% from $17,368,371 for the same period in 2010. This decrease was mainly due to an increase in depreciation and amortization of $2,981,072, an increase in stock based compensation of $1,028,894, an increase in prepaid expenses of $1,377,300, an increase in accounts payable of $1,700,705, an increase in deferred revenue of $1,078,190, and an decrease in net income of $9,183,228, a decrease of account receivables of $1,274,727 as compared to the year ended December 31, 2010.

At December 31, 2011, we had working capital of $71,183,158, a decrease of $1,430,788 from working capital of $72,613,946 at December 31, 2010. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses at December 31, 2011, were $1,430,499, an increase of $1,093,369, or 324% compared with the same period of 2010. Deferred revenues at December 31, 2011, were $2,277,620, an increase of $1,205,247 from $1,072,373 at December 31, 2010. Deferred revenue reflects the unearned portion of debit cards sold in the online education division and unearned tuition from training centers, the increase in deferred revenue indicated the increase in sales of debit cards towards the examination period by the end of the year, and increase in enrollments for the onsite training classes during the coming winter break.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Education Alliance, Inc.

We have audited the accompanying consolidated balance sheet of China Education Alliance, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. China Education Alliance, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Education Alliance, Inc. and subsidiaries as of December 31, 2011 and the result of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED

Certified Public Accountants

Hong Kong

Date: April 16, 2012

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

China Education Alliance, Inc.

We have audited the accompanying consolidated balance sheet of China Education Alliance, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Education Alliance, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co. LLP

New York, New York

April 12, 2011 and September 26, 2011 as to Note 13

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$73,597,159	$71,105,415
Other receivables	652,526	432,030
Prepaid expenses	1,305,496	2,834,976
Total current assets	75,555,181	74,372,421
Non-current Assets
Note receivable	7,869,678	7,172,301
Property and equipment, net	14,203,136	9,946,729
Intangibles and capitalized software, net	12,420,620	1,515,381
Long-term investment	-	559,269
Deferred tax assets	316,737	-
Total non-current assets	34,810,171	19,193,680

Total Assets	$110,365,352	$93,566,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,430,499	$337,130
Deferred revenue	2,277,620	1,072,373
Income tax and other taxes payable	532,254	348,972
Due to a stockholder	131,650	-
Total current liabilities	4,372,023	1,758,475

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
10,582,503 and 10,420,637 issued at December 31, 2011 and	10,583	10,421
2010, respectively;and 137,512 shares held in treasury)
Additional paid-in capital	40,936,106	39,726,465
Statutory reserve	3,792,161	3,731,672
Retained earnings	50,249,040	44,591,566
Accumulated other comprehensive income	9,267,585	5,573,565
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	103,278,403	92,656,617
Noncontrolling interests in subsidiaries	2,714,926	(848,991)
Total stockholders' equity	105,993,329	91,807,626

Total Liabilities and Stockholders's Equity	$110,365,352	$93,566,101

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31
	2011	2010
Revenue
Online education revenue	$19,702,983	$28,495,602
Training center revenue	14,951,305	16,033,297
Other revenue	103,243	1,738,090
Total revenue	34,757,531	46,266,989

Cost of Revenue
Online education costs	6,892,993	4,798,259
Training center costs	3,779,495	3,232,063
Other costs	5,678	147,656
Total cost of revenue	10,678,166	8,177,978

Gross Profit

Online education gross profit	12,809,990	23,697,343
Training center gross profit	11,171,810	12,801,234
Other gross profit	97,565	1,590,434
Total gross profit	24,079,365	38,089,011

Operating Expenses
Selling expenses	10,749,531	17,250,787
Administrative	6,076,407	3,349,116
Depreciation and amortization	2,799,556	913,965
Total operating expenses	19,625,494	21,513,868

Income from operations	4,453,871	16,575,143

Other Income/ (Expense)
Other expenses, net	(281,158)	(69)
Interest income	1,867,527	223,803
Investment loss	(205,382)	-
Total other income, net	1,380,987	223,734

Net Income Before Provision for Income Tax	5,834,858	16,798,877
Income taxes:
Current	179,153	1,648,158
Deferred	(311,786)	-

Net Income	5,967,491	15,150,719
Net Income attributable to the noncontrolling interests	(136,317)	(111,689)
Net Income - attributable to CEAI and Subsidiaries	$6,103,808	$15,262,408

Basic Earnings Per Share	$0.58	$1.43
Diluted Earnings Per Share	$0.58	$1.43

Basic Weighted Average Shares Outstanding	10,572,388	10,642,997
Diluted Weighted Average Shares Outstanding	10,577,966	10,677,775

The Components of Other Comprehensive Income
Net income	$6,103,808	$15,262,408
Foreign currency translation adjustment	3,694,020	2,687,478
Comprehensive income	$9,797,828	$17,949,886

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock					Accumulated		Total
	Number		Number		Additional			Other		Stockholders'		Total
	of		of	Par	Paid-In	Statutory	Retained	Comprehensive	Treasury	Equity of	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Value	Capital	Reserve	Earnings	Income	Stock	CEAI	Interests	Equity

Balance at January 1, 2010	1,500,714	$1,867,644	10,013,651	$10,014	$38,251,648	$3,016,143	$30,044,687	$2,886,087	$-	$76,076,223	$(737,302)	$75,338,921

Exercise of warrants			33,194	33	298,716					298,749		298,749
Conversion of preferred stock	(1,500,714)	(1,867,644)	500,238	500	1,867,144					-		-
Exercise of options			6,887	7	59,915					59,922		59,922
Stock based compensation					180,909					180,909		180,909
WEI cancellation			(133,333)	(133)	(931,867)					(932,000)		(932,000)
Appropriation to statutory reserve						715,529	(715,529)	-		-		-
Treasury stock									(977,072)	(977,072)		(977,072)
Foreign currency translation adjustment								2,687,478		2,687,478		2,687,478
Net income							15,262,408			15,262,408	(111,689)	15,150,719
Comprehensive Income										17,949,886
										-		-
Balance at December 31, 2010	-	$-	10,420,637	$10,421	$39,726,465	$3,731,672	$44,591,566	$5,573,565	$(977,072)	$92,656,617	$(848,991)	$91,807,626

Stock issued to employees			155,114	155	1,112,003				-	1,112,158		1,112,158
Stock issued to a director			6,667	7	24,593					24,600		24,600
Stock based compensation					73,045					73,045		73,045
Adjustment for reverse split			85							-		-
Appropriation to statutory reserve						60,489	(60,489)			-		-
Acquision of Tianlang										-	3,562,282	3,562,282
Acquision of HYPX							(137,952)			(137,952)	137,952	-
Dividend paid to noncontrolling interests							(247,893)			(247,893)		(247,893)
Foreign currency translation adjustment								3,694,020		3,694,020		3,694,020
Net income							6,103,808			6,103,808	(136,317)	5,967,491
Comprehensive income										9,797,828

Balance at December 31, 2011	-	$-	10,582,503	$10,583	$40,936,106	$3,792,161	$50,249,040	$9,267,585	$(977,072)	$103,278,403	$2,714,926	$105,993,329

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010
Cash flows from operating activities
Net Income	$5,967,491	$15,150,719
Adjustments to reconcile net income to net cash provided by
Operating activities
Depreciation and amortization	2,799,556	913,965
Depreciation and amortization - cost of revenue	1,873,663	778,182
Loss on disposal of fixed assets	573,403	-
Bad debt written off on other receivables	184,500	-
Stock based compensation	1,209,803	180,909
Investment loss/ (gain)	205,382	(217,583)
Net changes in operating assets and liabilities
Accounts receivable	-	1,274,727
Prepaid expenses and other receivables	1,234,634	(142,666)
Deferred tax assets	(311,786)	-
Accounts payable and accrued liabilities	1,067,334	(633,371)
Income tax and other taxes payable	183,282	-
Deferred revenue	1,141,679	63,489
Net cash provided by operating activities	16,128,941	17,368,371

Cash flows from investing activities
Purchases of property and equipment and intangible assets	(9,356,220)	(6,713,494)
Proceeds from disposal of fixed assets	1,851,987	-
Cash used for additional registered capital of a subsidiary	(212,599)	-
Deposit on fixed asset acquisition	-	(217,583)
Cash used for acquisitions	(8,447,427)	(1,555,240)
Net cash used in investing activities	(16,164,259)	(8,486,317)

Cash flows from financing activities
Due to a stockholder	131,650	-
Warrants exercised	-	298,749
Purchase of treasury stock	-	(977,072)
Loan to others-NIT	-	(432,030)
Options exercised	-	59,921
Dividend distribution	(247,893)	-
Net cash used in financing activities	(116,243)	(1,050,432)

Effect of exchange rate changes on cash	2,643,305	(1,761,539)

Net increase in cash	2,491,744	6,070,083

Cash and cash equivalents at beginning of year	71,105,415	65,035,332

Cash and cash equivalents at end of year	$73,597,159	$71,105,415

Supplemental disclosure of cash flow information
Income tax paid	$122,945	$1,863,149

Non-cash investing and financing activities
Conversion of preferred stock to common	$-	$1,867,644
Cancellation of WEI Acquisition	$-	$932,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

ZHLD is a technology company engaged in the online education industry in the PRC. Its mission is to promote online exam preparation services in the PRC, to improve the efficiency and effectiveness of elementary education, secondary education, vocational education, skill education, continuing education, and professional training programs, and to integrate with the international education system.

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000,000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. In 2011, as the Company did not foresee any major contribution from this joint venture in the near future, the Company recognized an impairment loss on investments of $205,382 for the year ended December 31, 2011. Such impairment losses are reflected in other income and expense on the financial statements.

On April 27, 2008, the Company entered into a Share Transfer Agreement with Mr. Yuli Guo (the “Vendor”) and World Exchanges, Inc. (“WEI”), a provider of English training programs, to purchase from Vendor seventy (70) issued and outstanding ordinary shares in WEI, representing 70% of the entire issued share capital of WEI (the “WEI Acquisition”). WEI is incorporated under the laws of Canada and was organized on December 19, 1991. WEI has been registered at 30 Denton Avenue, Apartment 2216, Toronto, Canada. In consideration for the said shares, the Company issued but held in escrow for the Vendors benefit 133,333 shares of its common stock, with a market value at the date of issuance is $932,000, accounted for as an advance on acquisition. The Vendor retained the remaining 30% of the issued share capital of WEI. The Vendor has agreed not to transfer the shares of the Company to a third party for fifteen (15) years and to grant the Company a right of first refusal in the event the Vendor is desirous of selling such shares. On September 20, 2010, the Company cancelled this acquisition, as the Vendor was unable to complete all the required PRC legal procedures necessary for the transactions to be completed. The shares held in escrow were subsequently cancelled by December 31, 2010 related to these cancelled share reversed.

As of December 31, 2010 the Company had outstanding operating advances to WEI of $202,722, which is accounted for as advances to related parties. Management had fully reserved these operating advances as of December 31, 2010.

On January 4, 2009, China Education Alliance’s subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately, $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately, $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of 500,000 RMB (approximately, $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf. ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, clients and suppliers. However, this program is still in the planning stage. Towards the end of 2011, we have successfully developed a new project called the “Zhong He Win-Win Program”, which is designed to satisfy the needs of Chinese entrepreneurs to improve their leadership, management and marketing skills, as well as bottom-line performances. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

In February 2010, the Company, through its wholly owned subsidiary, ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB 1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed its name to Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX without any consideration, and authorized Mr. Xiqun Yu to hold the 35% equity interest on behalf of ZHLD. In November 2011, HYPX increased its share capital to RMB 2 million (approximately $298,567). HYPX is focusing on expanding our training centers in Beijing, and developing extensive marketing strategy to establish new markets in other main cities.

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, PRC. Pursuant to the Agreement, the Company will assist in managing the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,869,678) will be paid by the party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company agreed to loan NIT RMB 50 million (approximately $7,869,678) to build training facilities and NIT will repay the RMB 50 million (approximately $7,869,678) in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. Currently, we receive 20 % annual interest income due each quarter; therefore, the management fee is waived. The loan is secured by the assets of certain guarantors.

On March 14, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, PRC. Pursuant to the Share Transfer Agreement, the Company purchased 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively. Tianlang had established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder.

The acquisition of Tianlang was completed in April 2011. We are currently co-managing Tianlang with the previous majority owner. The approximately $5.3 million paid by the Company is included in intangible assets on the accompanying December 31, 2011 balance sheet.

On May 31, 2011, the Company entered into Share Transfer Agreements (the “Agreements”) with the shareholders (the “Shareholders”) of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools that have a total of 1,000 then enrolled students, based in the PRC.

Pursuant to the Agreements, the Company purchased 100% of the two schools for RMB 8 million each (approximately $1.23 million), and all consideration has been paid accordingly. The Shareholders’ obligations under the Agreements are guaranteed by a guarantor who will be jointly and severally liable in the event of a breach by the Shareholders.

The acquisition of Changchun Nuoya and Harbin Nuoya was completed by the end of May 2011 and their financial statements have been consolidated with the Company’s financial statements since May 2011. The acquired net assets were identifiable intangible assets such as domain name, cost of materials, student list, course materials and teacher lists, and the economic useful life for the domain name was amortized over 10 years, others were amortized over 3 years. The RMB 16 million (approximately $2.5 million) paid by the Company is included in intangible assets in the accompanying December 31, 2011 balance sheet.

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

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD, ZHTC, HYPX, Changchun Nuoya, and Harbin Nuoya) and its majority owned subsidiaries (BHYHZ, ZHLDBJ, and Tianlang). All inter-company transactions and balances were eliminated. The portion of the income applicable to noncontrolling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by FDIC insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of December 31, 2011 and December 31, 2010. The Company’s cash at their US banks is in excess of statutorily insured limits at approximately $0 and $960,000, respectively, as of December 31, 2011 and December 31, 2010.

Property and equipment - Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets after taking into account a 5% residual value for both financial and income tax reporting purposes as follows:

Buildings	20 years
Communication Equipment	10 years
Motor vehicles	5 years
Furniture, Fixtures, and Equipment	5 years
Leasehold improvement	over unexpired lease terms

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

Intangibles - Intangibles consist of franchise rights on educational products, software, magazine rights and contest operation rights. Most intangible assets are amortized over the lives of the rights agreements, or their respective operational useful lives.

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded as of December 31, 2011 and 2010.

Through April to May, the Company purchased 60% of Tianlang for RMB 35 million (approximately $5.3 million) and 100% ownership of Changchun Nuoya and Harbin Nuoya. These three schools net assets were identifiable intangible assets such as domain name, cost of materials, student list, course materials and teacher lists. The economic useful life for domain name is amortized over 10 years, the others are amortized over 3 years.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is Renminbi (“RMB”). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in comprehensive income. Gains and losses from foreign currency transactions are included in net income. There were no gains and losses from foreign currency transactions during the years ended December 31, 2011 and 2010.

	December 31,
	2011	2010
RMB: US$ exchange rate	6.3535	6.5910

Average RMB: US$ exchange rate	Year Ended December 31,
	2011	2010
	6.4544	6.7599

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables were nil as of December 31, 2011 and 2010.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of December 31, 2011 and December 31, 2010, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the years ended December 31, 2011 and 2010.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of December 31, 2011 and 2010 was $2,277,620 and $1,072,373, respectively.

Advertising - The Company expenses advertising costs at the time they are published in the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2011 and 2010 were $649,768 and $1,308,290, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the year ended December 31, 2011 and 2010 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2011 and 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2011 and 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

In the fiscal years ended December 31, 2011 and 2010, ZHLD continues being qualified as a technology and software entity, and receives a 15% statutory PRC enterprise income tax rate. The Company’s subsidiaries, ZETC, TL, Harbin Nuoya and Changchun Nuoya are currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries; BHYHZ, ZHLDBJ and HYPX are taxed at the PRC statutory rate (25%).

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has deferred tax assets of $316,737 as of December 31, 2011 and $0 as of December 31, 2010. In addition, the Company has not recorded a deferred tax expense for years ended December 31, 2011 and 2010.

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

As of December 31, 2011 and 2010, the Company owed a stockholder $131,650 and $0, respectively, which is, unsecured, interest-free and repayable on demand.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2011 and 2010.

Cash and cash equivalents of approximately $73,597,159 and $71,105,415 as of December 31, 2011 and December 31, 2010, respectively, include only cash on hand and in banks that are considered to be highly liquid and easily tradable as of December 31, 2011.

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

Recent accounting pronouncements –

Recent accounting pronouncements applicable to the Company are summarized below.

-	In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to achieve common fair value measurements and disclosure requirements in generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

-	In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRS. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance did not have an impact on the Company's financial position, results of operations or cash flows.

-	In July 2011, FASB issued ASU 2011-06 Other Expenses (Topic 720) – Fees Paid to the Federal Government by Health Insurers. The objective of this Update is to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. For reporting entities that are subject to the fee imposed on health insurers mandated by the Acts, the amendments in this Update specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Management is currently evaluating the potential impact of ASU 2011-06 on the Company’s consolidated financial statements.

-	In September 2011, FASB issued ASU 2011-08 Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

-	In September 2011, FASB issued ASU 2011-09 Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80) – Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update require additional disclosures about an employer's participation in a multiemployer plan. The amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

-	In December 2011, the FASB issued new accounting guidance that will require disclosure of information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as disclosure of collateral received and posted in connection with these instruments. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

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

The Company is operating in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of December 31, 2011 and December 31, 2010, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $0 and $960,000, respectively, in funds in excess of FDIC insured amounts.

For the years ended December 31, 2011, and 2010, three distribution agent in each of Heilongjing, Jilin and Liaoning Provinces accounted for 24.6%, 15.9%, and 14.9%, respectively of the total online education revenue for the year of 2011, 15.3%, 13.5%, and 14.2%, respectively of the total online education revenue for the year of 2010.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2011	2010
Cash on Hand -China	$139,078	$4,588
Bank Deposits-China	73,120,006	69,640,382
Bank Deposits-US	338,075	1,460,445
	$73,597,159	$71,105,415

6.	Prepaid Expenses

Prepaid Expenses consist of the following:

	December 31,
	2011	2010
Prepaid rent	$387,618	$253,073
Prepaid teachers and online material	302,340	401,962
Prepaid services and professional fees	286,281	78,543
Prepaid advertising	53,036	712,700
Other prepaid expenses	276,221	1,388,698
	$1,305,496	$2,834,976

7.	Note receivable

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, PRC. Pursuant to the Agreement, the Company manages the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,549,331). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,869,678) will be paid by the party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company loan NIT RMB 50 million (approximately $7,869,678) to build training facilities and NIT will repay the RMB 50 million (approximately $7,869,678) in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors.

The Company loaned RMB 50 million (approximately $7,869,678) to NIT on December 15, 2010. The principal on the loan is due in ten years. NIT will pay the Company RMB 10 million (approximately $1,549,331) annually under the Management Agreement. The full amount of the loan is due in ten years-from the date NIT received the principal at the termination of the Agreement. The loan bears interest at 20% per annum. However, no interest will be charged if the Company receives the annual management fee.

As of December 31, 2011 and 2010, the balance of note receivable was $7,869,678 and $7,172,301, respectively.

8.	Property and Equipment

Property and Equipment consist of the following:

	December 31,
	2011	2010

Buildings	$1,398,917	$4,593,799
Transportation vehicles	273,405	273,513
Communication equipment	13,113,226	5,968,091
Furniture and fixtures	3,694,726	3,653,441
Leasehold improvement	2,131,910	-
	20,612,184	14,488,844
Less: Accumulated Depreciation	(6,409,048)	(4,542,115)
Property and Equipment, net	$14,203,136	$9,946,729

For the years ended December 31, 2011 and 2010, depreciation expense totaled $3,155,860 and $1,305,595, respectively. For the years ended December 31, 2011 and 2010, losses on disposal of fixed assets were $573,403 and $0, respectively.

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

On May 31, 2011, the Company acquired a 100% ownership in Changchun Nuoya and Harbin Nuoya. These two schools are involved in the instruction of foreign languages, and have a combined enrollment of approximately 1,000 students. The aggregate purchase price for the two schools was RMB 16 million (approximately $2.5 million). The schools had insignificant tangible assets or liabilities at the acquisition date. The entire estimated fair value of approximately $2.5 million has been allocated to amortizable intangible assets.

10.	Intangibles and Capitalized Software

Intangibles of the Company consist of franchise rights on educational products, software, magazine rights, contest operation rights, domain name, course materials, student list, course materials and teacher lists.

Franchise Rights

The franchise rights owned by the Company consist of the following:

•	The ACCP training course is an authority for training software engineers under authorized training procedures with authorized textbooks;

•	The BENET training course is an authority for training internet engineers under authorized training procedures with authorized textbooks.

Capitalized Software

The Capitalized software of the Company consists of all the Company’s software, among which two main ones are the following:

•	The Usage rights for job seekers is software to help university students to search jobs, post their resumes, and communicate with potential employers;

•	The Usage right for learners is software to help elementary and secondary students to do assignments, test papers, and get instructions from teachers.

Intangible assets on acquisitions

In March 2011, the Company acquired a 60% controlling interest in Tianlang for a purchase price of RMB 35 million (approximately $5.3 million). The school had insignificant tangible assets or liabilities at the acquisition date. The entire estimated fair value of approximately $8.9 million has been allocated to amortizable intangible assets.

In May, 2011, the Company acquired a 100% ownership in Changchun Nuoya and Harbin Nuoya. The aggregate purchase price for the two schools was RMB 16 million (approximately $2.5 million). The schools had insignificant tangible assets or liabilities at the acquisition date. The entire estimated fair value of approximately $2.5 million has been allocated to amortizable intangible assets.

Intangibles and capitalized software consist of the following:

	December 31,
	2011	2010
ACCP training course	$793,263	815,377
BENET training course	55,560	60,398
Usage rights- Job Seekers	472,181	452,987
Usage rights- Learners	314,787	301,991
Others	2,458,199	1,737,733
Domain names	9,412,135	-
Course materials	497,751	-
Student list	786,968	-
Teacher list	1,038,797	-
	15,829,641	3,368,486
Less: accumulated amortization	(3,409,021)	(1,853,105)
Intangible and Capitalized Software, net	$12,420,620	$1,515,381

For the year ended December 31, 2011 and 2010, amortization expenses totaled $1,517,359 and $386,552 respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Year Ended December 31,
2012	$1,947,396
2013	1,924,523
2014	1,379,475
2015	1,125,613
2016	1,033,318
$7,410,325

11.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2011	2010
Accounts payable	$3,935	$3,693
Accrued payroll	187,523	230,328
Accrued expenses	174,912	91,436
Payable for leasehold improvements	912,882	-
Other payables	151,247	11,673
	$1,430,499	$337,130

12.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of December 31, 2011 and 2010, the Company had deferred revenue of $2,277,620 and $1,072,373, respectively.

13.	Stockholders’ Equity

The Company recorded the following equity transactions during the year ended December 31, 2011.

On May 16, 2011, our director, Yizhao Zhang was granted 6,667 shares of common stock valued at the market price on the date of issuance, at fair value of $24,600.

On January 19, 2011, the Company issued 155,113 shares of common stock valued at market closed price at $7.17 to the employees pursuant to the Company’s 2009 Incentive Stock Plan, at fair value of $1,112,158.

On September 26, 2011, we affected a one-for-three reverse stock split of our issued and outstanding common stock. As a result, the number of our issued and outstanding common stock was reduced from 31,747,249 shares to 10,582,503 shares. All common share data in the financial statement has been retroactively adjusted to reflect the effects of this reverse stock split.

The Company recorded the following equity transactions during the year ended December 31, 2010.

—	Warrants for the acquisition of 33,194 shares of common stock were exercised, resulting in the issuance of 33,194 share of common stock. Total cash received from exercised warrants was $298,749. There were no warrants outstanding, subsequent to these warrants being exercised, as of December 31, 2010.

—	Options for the acquisition of 6,887 shares of common stock were exercised at the price of $8.7, resulting in the issuance of 6,887 share of common stock. Total cash received from exercised options were $59,901.

—	A total of 4,502,143 Series A Preferred Shares were converted into 500,238 shares of common stock.

—	The repurchased of 137,512 shares for $977,072.

—	The cancellation of 133,333 shares issued to World Exchanges, Inc.

14.	Warrants and Options

All the number of shares below is reflected after a one-for-three reverse stock split.

Warrants

During the years ended December 31, 2011 and 2010, the Company did not grant any warrants.

As of December 31, 2011, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options:

During the year ended December 31, 2011, the Company established the 2011 Incentive Stock Plan, with 333,334 authorized shares to be issued or granted.

On July 1, 2011, Mr. Yizhao Zhang was granted another option to purchase 20,000 shares of common stock of the Company at the exercise price of $2.67 per share pursuant to the 2011 Incentive Stock Plan. This option vests on the date of the option and may be exercised from date of grant until May 8, 2014, provided Mr. Zhang is still a director of or otherwise engaged by the Company at the date of exercising and the option has an exercise price equal to the market value of the Company’s commons shares on the date of grant. The total fair value of this option was $37,664.

On July 1, 2011, one of our employees, Ms. Mingming Bai was granted another option to purchase 10,000 shares of Common Stock of the Company at the exercise price of $2.67 per share pursuant to the 2011 Incentive Stock Plan. This option vests on the date of the option and may be exercised from date of grant until May 8, 2014, provided Ms. Bai is still an employee of or otherwise engaged by the Company at the date of exercising and the option has an exercise price equal to the market value of the Company’s commons shares on the date of grant. The total fair value of this option was $18,832.

On July 1, 2011, a number of our other employees were granted options to purchase an aggregate of 22,667 shares of our common stock at the exercise price of $2.67 per share pursuant to the 2011 Incentive Stock Plan. These options are valid until May 8, 2014 and become exercisable during the term of Optionee's employment in three equal annual installments and the option has an exercise price equal to the market value of the Company’s commons shares on the date of grant. The total fair value of these options was $28,196.

The fair value of options pursuant to the 2011 Incentive Stock Plan were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: risk free interest rate of 0.1% to 0.85%, expected life of 1 year to 2.83 years, dividend rate of 0.0%, and expected volatility of 69% to 124%.

During the year ended December 31, 2011, the options to purchase a total of 10,000 shares of common stock issued to our ex-Chief Financial Officer, Zibing Pan, were forfeited.

During the year ended December 31, 2010, the options to purchase a total of 6,887 shares of common stocks were exercised for the amount of $59,921.

During the years ended December 31, 2011 and December 31, 2010, the total stock based compensation were $1,209,803 and $180,909, respectively.

The Company measures the intrinsic value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of December 31, 2011 there are 184,447 options with a weighted average exercise price of $7.45 and a weighted average remaining life of 1.01 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from about 6 months to 2.35 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of December 31, 2011, a total of approximately $7,378 in unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.83 years. The intrinsic value for exercisable options as of December 31, 2011 is $0 due to the market price is lower than exercise price.

Stock option activity for the year ended December 31, 2011 and 2010 is summarized as follows:

	Shares	Weighted
	underlying	average
	options	Exercise Price
Outstanding as of January 1, 2010	152,000	$9.99
Granted
Exercised	(6,887)	-
Expired / cancelled / forfeited	(3,333)	-
Outstanding as of December 31, 2010	141,780	$9.99
Granted	52,667	2.67
Exercised	-	-
Expired / cancelled / forfeited	(10,000)	16.77
Outstanding as of December 31, 2011	184,447	$7.45
Exercisable and vested as of December 31, 2011	169,332	$7.88

The following table summarizes the Company’s stock options outstanding at December 31, 2011.

		Weighted
	Outstanding	Average
	December 31,	Remaining	Number
Exercise Price	2011	Life in Years	exercisable
$9.57	100,000	0.47	100,000
$8.70	31,780	0.47	31,780
$2.67	52,667	2.35	37,552
	184,447		169,332

Dividend:

In 2011, Tianlang paid $619,732 cash dividend to Tianlang’s shareholders. As one of the Tianlang’s shareholders, the Company received $371,839 cash dividend from Tianlang.

15.	Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the years ended December 31, 2011 and 2010, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

Earnings per share were affected by the one-for-three reverse stock split of our issued and outstanding common stock, effective September 26, 2011. As a result, the number of our issued and outstanding common stock was reduced from 31,747,249 shares to 10,582,503 shares.

The following reconciles the components of the EPS computation:

	Year Ended December 31, 2011
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income- attributable to CEAI and subsidiaries	$6,103,808	10,572,388	$0.58

Effect of Dilutive Securities		5,578

Diluted EPS	$6,103,808	10,577,966	$0.58

	Year Ended December 31, 2010
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income- attributable to CEAI and subsidiaries	$15,262,408	10,642,997	$1.43

Effect of Dilutive Securities	-	34,778	-

Diluted EPS	$15,262,408	10,677,775	$1.43

In 2011, options to purchase 131,780 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

16.	Commitments and Contingencies

We are presently involved in two putative class action lawsuits filed in the U.S. District Court for the Central District of California. The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW) (AGRx), was filed on December 28, 2010. On March 2, 2011, both actions were consolidated in In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx) (C.D. Cal.). The Consolidated Amended Complaint alleged that the Company, Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang are liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in our public filings between 2008 and 2010 and in an investor conference call in December 2010. The Consolidated Amended Complaint also asserted claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made. The Court denied the company's motion to dismiss the Consolidated Amended Complaint on October 11, 2011, and granted (with leave to replead) James Hsu's motion to dismiss the Consolidated Amended Complaint on November 14, 2011. On December 5, 2011, the plaintiffs in the class action filed a Consolidated Second Amended Complaint alleging claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, Xiqun Yu, Zibing Pan, Susan Liu, and Chunqing Wang, and alleging claims under Section 20(a) of the Securities Exchange Act of 1934 against Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang. The Company answered the Consolidated Second Amended Complaint on January 5, 2012. On April 6, 2012, the court dismissed the claim against Liansheng Zhang but denied motions to dismiss the claims against James Hsu and Yizhao Zhang, the only other defendants served so far.

In addition, on October 28, 2011, a derivative lawsuit was filed on behalf of the Company in the U.S. District Court for the Central District of California against Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang for alleged breaches of fiduciary duties based on facts similar to those alleged in the class action.  The derivative lawsuit is Padnos v. Yu, et al., No. 11-cv-08973 (CAS) (JCx) (C.D. Cal.).  The parties have reached an agreement in principle to settle the derivative action, subject to court approval.

The Company determined that the above litigations may result in loss contingencies because settlements of these litigations are reasonably possible, although the possible loss or range of these losses is not reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, management reviews the possible outcome at least quarterly and records a loss contingency accrual based upon this review. The Company was unable to estimate the possible loss or range of losses as of December 31, 2011 and, therefore, has not recorded an accrued loss contingency under ASC 450 in connection with the contingent liability related to this litigation. Based upon current available information, the Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2011 and 2010 were $51,451 and $29,721 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has nine office leases and training center leases which expire at various date from January 2013 through September 2017. The Company recorded an aggregate of $872,897and $250,919 as rent expenses for the fiscal years ended December 31, 2011 and 2010, respectively. Rent expenses for the 5 year after December 31, 2011 are as follows:

Year ending December 31,
2012	$1,022,862
2013	816,450
2014	83,109
2015	48,792
2016	15,739
$1,986,952

17.	Operating Risk

(a) Country risk

Currently, the Company’s revenue is mainly derived from sale of educational products and services in the PRC. The Company hopes to expand its operations in the PRC, however, there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in PRC. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

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

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The public welfare fund no longer requires the Company to contribute, but the Company can’t dissolve it. As of December 31, 2007, the Company appropriated 50% of its registered capital to statutory reserve for Heilongjian Zhonghe Education Training Center, and has not contributed additional funds to this subsidiary statutory surplus reserve, as they are in compliance with all applicable PRC rules. The Company’s other subsidiary has not reached their maximum contribution required for their statutory reserve; accordingly contributions were made for the year ended December 31, 2011. For the year ended December 31, 2011 and 2010, statutory reserves activity is as follows:

	Harbin Zhong He Li Da Education Technology, Inc	Heilongjiang Zhonghe Education Training Center	Beijing Hua Yu Hui Zhong Technology Development Co., Ltd	Total
Balance – January 1, 2010	$2,734,276	$281,867	$-	$3,016,143
Allocations to Statutory reserves	715,529	-	-	715,529
Balance – December 31, 2010	3,449,805	281,867	-	3,731,672
Allocations to Statutory reserves	60,489	-	-	60,489
Balance – December 31, 2011	$3,510,294	$281,867	$-	$3,792,161

19.	Related Party Transactions

As of December 31, 2011 and 2010, the Company owed a stockholder $131,650 and $0, respectively, which is, unsecured, interest-free and repayable on demand.

20.	Income Taxes

The Company and its subsidiaries are subject to income taxes on an “entity” basis that is, on income arising in or derived from the tax jurisdiction in which each entity is domiciled.  It is management's intention to reinvest all the income earned by the Company’s subsidiaries outside of the US. Accordingly, no US federal income taxes have been provided on earnings of foreign based subsidiaries.

The Company was incorporated in the United States, and is subject to United States federal income taxes and has incurred operating losses since inception.

In the years ended December 31, 2011 and 2010, ZHLD continues being qualified as a technology and software entity, and is entitled to a 15% statutory PRC enterprise income tax rate. The Company’s subsidiaries, ZETC, TL, Harbin Nuoya and Changchun Nuoya are currently exempted from PRC taxation, as these subsidiaries operate a business enterprise engaged in educational opportunities. The Company’s other subsidiaries; BHYHZ, ZHLDBJ and HYPX are taxed at the PRC statutory rate (25%), and have incurred operating losses during the year.

The components of income (loss) before income tax consist of approximately following:

	Year Ended December 31,
	2011	2010
U.S Operations	$(2,412,000)	$(1,082,000)
Chinese Operations	8,247,000	17,881,000
	$5,835,000	$16,799,000

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2011	2010
Income tax provision at Federal statutory rate	$2,090,000	$5,919,000
State income taxes, net of Federal benefit	275,000	778,000
Permanent differences	740,000	34,000
U.S. tax rate in excess of foreign tax rate	(1,224,000)	(2,627,000)
Abatement of foreign income taxes	(2,221,000)	(3,527,000)
Additional tax assessment for PRC income taxes – assessed in current period related to prior period	12,000	715,000
Non-deductible expenses	2,000	-
Increase in valuation allowance	505,000	357,000
Tax provision	$179,000	$1,649,000

The Company has a U.S net operating loss carryforward of approximately $7,200,000 as of December 31, 2011 which will expire through 2030. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownerhip which took place during 2005. The deferred tax asset of approximately $2,840,000 associated with these net operating loss carryforwards was fully reserved as of December 31, 2011.

Had the above noted tax exemption not been in place for the years ended December 31, 2011 and 2010, the Company estimates the following proforma financial statement impact.

	Years Ended December 31,
	2011	2010
	(Proforma)	(Proforma)
Net income before tax provision	$5,971,000	$16,910,000
Less: Tax provision not exempted	179,000	1,649,000
Less: Tax provision exempted	2,221,000	3,527,000
Net income	3,571,000	11,734,000
Less: net loss attributable to noncontrolling interests	(136,000)	(112,000)
Net income – attributable to the Company	$3,707,000	$11,846,000

Deferred income tax for 2011 and 2010 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws.

The approximately tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Non-current
Tax loss carried forward	$2,840,000	$1,225,000
Deductible temporary difference	317,000	-
Valuation allowance	(2,840,000)	(1,225,000)
Total non-current deferred tax assets	$317,000	$-

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2011. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

Management’s Annual Report on Internal Control over Financial Reporting

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer. Based on our evaluation, we determined that, as of December 31, 2011, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

During the evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements. In connection with our anticipated growth, we are seeking additional financial and accounting personnel with knowledge of U.S. GAAP and SEC reporting requirements. However, we still have a relatively small number of professionals in bookkeeping and accounting functions, which prevents us from maintaining effective controls and appropriately segregating duties within our internal control systems.

In order to mitigate the material weakness to fullest extent possible, we have taken and are implementing the following measures:

●	We have established an audit committee to oversee our accounting and financial reporting;

●	We have taken measures to strengthen our accounting department in the year of 2011, including employment of US GAAP experts and appointment of a more qualified Chief Financial Officer. Additionally, we have appointed an Audit Committee member with strong auditing related experience to oversee and improve the quality of our financial reporting.
●	We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in the PRC who test and monitor the implementation of our accounting and internal control procedures;
●	We are also seeking additional qualified in-house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter;
●	We are in the process of completing the review and revision of the documentation of our internal control procedures and policies;
●	We intend to provide training to our employees in the PRC to ensure that the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

As a result of the foregoing measures, the management believes that the consolidated financial statements and other information presented herewith are materially correct. Management believes that the weakness did not have any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Xiqun Yu	44	Chairman of the board, Chief Executive Officer, President and Director
Cloris Li	30	Chief Financial Officer
Xiaohua Gu 1,2,3	38	Director
Liansheng Zhang 1,2,3	70	Director
Yizhao Zhang 1,2,3	42	Director

.

1   Member of the audit committee.

2   Member of the compensation committee.

3   Member of the nominating committee.

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

Ms. Cloris Li is a certified public accountant in Australia and a member of Certified Public Accountant Australia. Before joining the Company as Chief Financial Officer, she was a consultant in PricewaterhouseCoopers, focusing on the function of assurance and risk & control, providing audit, internal control advice and SOX compliance services to both public and private companies. From 2007 to 2009, Ms. Li served as vice president in a private family fund assisting domestic Chinese companies seeking overseas listings. She worked as senior auditor and tax advisor in Romano Business Accountants Pty. Ltd. Australia, providing financial auditing, planning and tax advice to both local and multinational companies from 2004 to 2006. Ms. Li graduated from Queensland University Technology Australia with a Bachelor of Business in Accounting in 2004.

Mr. Xiaohua Gu is a partner at Richlink Capital, a financial service institution focusing on private equity fund management and investment banking services. From July 2006 to February 2010, Mr. Gu worked as assistant manager in taxation at the Hangzhou Office of KPMG Advisory (China) Limited, where he was engaged in providing tax advisory and compliance services. Mr. Gu received his Master of Science in Accounting from Lees Metropolitan University in 2004 and his Master of Business Administration from University of Newcastle upon Tyne in 2001. He got his bachelor degree in tourism from Shanghai University in 1995.

Mr. Liansheng Zhang has been a director since October 2007. Since July 1990, Mr. Zhang has served as Pluralism Director at the Heilongjiang provincial Base of Research and Experiment in Polymer Science & Technology.  Mr. Zhang has also been appointed as a People’s Representative during the 9th (1998) and 10th (2003) National People’s Congress of the PRC for his extraordinary achievement in Polymer Science and Technology. Mr. Zhang received a Bachelor’s Degree in Organic Chemistry from the Heilongjiang University and Master’s Degree in Polymer Chemistry at the Jillin University. Mr. Zhang was also a visiting scholar at the University of Bradford.

Mr. Yizhao Zhang has been our independent director since June 2009. He is currently assisting some Chinese companies for their preparation of oversea listing, and also an independent director of Kaisa Group Holdings Ltd. (HK: 1638), China Green Agriculture Inc. (NYSE: CGA) and China Carbon Graphite, Inc. (OTC QB: CHGI) respectively. Mr. Zhang has over 16 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions in Universal Travel Group (NYSE: UTA), Energroups Holdings Corporation (OTC BB: ENHD), Shengtai Pharmaceutical Inc. (OTC BB: SGTI), Chinawe Asset Management Corporation (OTC BB: CHWE), and China Natural Resources Incorporation (NASDAQ CM: CHNR). Mr. Zhang also had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation from 1993 to 1999. He is a certified public accountant of the state of Delaware, and a member of the American Certified Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003.

The directors in Class I, Xiaohua Gu, Liansheng Zhang and Yizhao Zhang, will serve until the annual meeting of stockholders in 2013 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The director in Class II, Xiqun Yu, will serve until the annual meeting of stockholders in 2012 and until his respective successors have been elected and have qualified, or until his earlier resignation, removal or death.

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

	Xiqun Yu	Cloris Li	Xiaohua Gu	Liansheng Zhang	Yizhao Zhang

High level of financial literacy					X
		X	X

Extensive knowledge of the Company’s business	X

Marketing/Marketing related technology experience	X

Relevant Chief Executive/President or like experience	X				X

Governmental, political or diplomatic expertise	X			X

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

Yizhao Zhang

High level of financial literacy - Mr. Zhang has over 16 years of experience in accounting and internal control, corporate finance, and portfolio management. From 1993 to 1999 Mr. Zhang had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation. He is a certified public accountant of the state of Delaware, and a member of the American Certified Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003.

Relevant Chief Executive/President or like experience – Mr. Zhang is an independent director of Kaisa Group Holdings Ltd. (HK: 1638), China Green Agriculture Inc. (NYSE: CGA) and China Carbon Graphite, Inc. (OTC QB: CHGI) respectively. Mr. Zhang has over 16 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions in Universal Travel Group (NYSE: UTA), Energroups Holdings Corporation (OTC BB: ENHD), Shengtai Pharmaceutical Inc. (OTC BB: SGTI), Chinawe Asset Management Corporation (OTC BB: CHWE), and China Natural Resources Incorporation (NASDAQ CM: CHNR).

Cloris Li

High level of financial literacy – Ms. Li is a certified public accountant in Australia and a member of Certified Public Accountant Australia. Before joining the Company as Chief Financial Officer, she was a consultant in PricewaterhouseCoopers, focusing on the function of assurance and risk & control, providing audit, internal control advice and SOX compliance services to both public and private companies. From 2007 to 2009, Ms. Li served as vice president in a private family fund assisting domestic Chinese companies seeking overseas listings. She worked as senior auditor and tax advisor in Romano Business Accountants Pty. Ltd. Australia, providing financial auditing, planning and tax advice to both local and multinational companies from 2004 to 2006. Ms. Li graduated from Queensland University Technology Australia with a Bachelor of Business in Accounting in 2004.

Xiaohua Gu

High level of financial literacy – Mr. Gu received his Master of Science in Accounting from Lees Metropolitan University. From July 2006 to February 2010, Mr. Gu worked as assistant manager in taxation at the Hangzhou Office of KPMG Advisory (China) Limited, where he was engaged in providing tax advisory and compliance services.

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

Committees of the Board of Directors

Our board of directors has three committees, the audit committee, the compensation committee and the nominating committee. The audit committee and compensation committee were established in October 2007, and the nominating committee was established in October 2007. Prior to October 2007, our entire board of directors acted as the audit and compensation committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements.

The members of the audit committee are Yizhao Zhang (Chairman), Xiaohua Gu and Liansheng Zhang. The members of the compensation committee are Liansheng Zhang (Chairman), Yizhao Zhang and Xiaohua Gu. The nominating committee similarly comprises of Liansheng Zhang (Chairman), Yizhao Zhang and Xiaohua Gu.

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee in October 2007. The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.    Our audit committee members are Yizhao Zhang (Chairman), Xiaohua Gu and Liansheng Zhang.

Our board of directors has determined that it has an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Yizhao Zhang. The directors who serve on the audit committee are “independent” directors based on the definition of independence in the listing standards of the New York Stock Exchange. Our Board of Directors has adopted a written charter for the Audit Committee. The Charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp.

Compensation Committee

Our board of directors established a compensation committee in October 2007.

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The members of the compensation committee currently are Liansheng Zhang (Chairman), Yizhao Zhang and Xiaohua Gu. The members of our compensation committee or their affiliates did not provide additional service to the Company or its affiliates in an amount in excess of $120,000 during the Company’s fiscal year ended December 31, 2011.

Our board of directors has adopted a written compensation committee charter.  The charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp. The directors who serve on the compensation committee are “independent” directors based on the definition of independence in the listing standards of the New York Stock Exchange.

Nominating Committee

Our board of directors established a nominating committee in June 2009.

The purpose of the nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The nominating committee will be involved in evaluating the desirability of and recommendation to the board of any changes in the size and composition of the board, and evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. The members of the nominating committee currently are Liansheng Zhang (Chairman), Yizhao Zhang and Xiaohua Gu.

The directors who serve on the nominating committee are “independent” directors based on the definition of independence in the listing standards of the New York Stock Exchange. The nominating committee has a written charter. The charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp. The nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to our Secretary at 58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, the PRC 150090, provided such recommendation has been made in accordance with the relevant by-laws.

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

The board and its committees held the following number of meetings during the fiscal year of 2011

Board of Directors	3
Audit Committee	4
Compensation Committee	0
Nominating Committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent, which amounted to one such action.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2011.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to China Education Alliance, Inc. and its subsidiaries in the fiscal years ended December 31, 2011 and 2010 in their capacity as such officers.  Mr. Xiqun Yu, our chief executive officer and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

							Change in
							Pension
							Value and
						Non-equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal	Fiscal			Awards	Awards	Compensation	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	($)	($)(5)	($)	Earnings ($)	($)	Total ($)

Xiqun Yu	2010	22,900	—	—	—	—	—	—	22,900
Chief
Executive Officer (principal executive officer)(1)	2011	30,987	—	—	—	—	—	—	30,987

Cloris Li Chief	2010	—	—	—	—	—	—	—	—
Financial Officer (principal financial officer) (2)	2011	10,000	—	—	—	—	—	—	10,000

Alice Lee Rogers	2010	—	—	—	—	—	—	—	—
Former Chief Financial Officer (3)	2011	74,997	—	—	—	—	—	—	74,997

Zibing Pan Former Chief	2010	100,000	—	—	—	—	—	—	100,000
Financial Officer(4)	2011	25,000	—	—	—	—	—	—	25,000

(1)	This option to purchase 100,000 shares of common stock was issued pursuant to China Education Alliance, Inc.'s 2009 Incentive Stock Plan and an Incentive Stock Option Agreement dated as of June 18, 2009. The option shall become exercisable during the term of Mr. Yu’s employment in three (3) equal annual installments of 33,333 shares of common stock each, the first installment to be exercisable on June 18, 2009, with additional installments becoming exercisable on each of the first and second anniversaries thereof. There are no other notable conditions to exercisability, tandem feature, reload feature, tax-reimbursement feature, and any provision that could cause the exercise price to be lowered.

(2)	Ms. Cloris Li joined us as our Chief Financial Officer on November 28, 2011.

(3)	Ms. Alice Lee Rogers joined us as our Chief Financial Officer on February 28, 2011 and resigned on November 28, 2011.

(4)	Mr. Zibing Pan joined us as our Chief Financial Officer on August 20, 2009. On September 24, 2009, he was granted an option to purchase 10,000 shares of common stock of Company annually at an exercise price of $16.77, which option shall vest in one-third installments over three years, the first installment to be exercisable on September 24, 2009 (the “Initial Vesting Date”), with additional installments becoming exercisable on each of the first and second anniversaries following the Initial Vesting Date. There are no other notable conditions to exercisability, tandem feature, reload feature, tax-reimbursement feature, and any provision that could cause the exercise price to be lowered. Mr. Pan resigned as our Chief Financial Officer and Director on February 28, 2011 and his resignation became effective March 1, 2011.

(5)	The dollar amount set forth in the summary compensation table with respect to the option awards reflects the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. For all assumptions made in the valuation refer to footnote 14 “Warrants and Options” in the Company’s footnotes to the financial statements.

Outstanding Equity Awards at 2011 Fiscal Year End

As of December 31, 2011, no options were exercised, and options to purchase 187,447 shares of the Company’s common stock were outstanding.

Outstanding Equity Awards at Fiscal Year-End December 31, 2011

Option/Stock Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Xiqun Yu	100,000	-	-	9.57	6/18/2012	-	-	-	-
Xuxin Dong	6,667	-	-	8.7	6/18/2012	-	-	-	-
Tao Wang	1,112	-	-	8.7	6/18/2012	-	-	-	-
Jianwei Zhou	667	-	-	8.7	6/18/2012	-	-	-	-
Shangyi Tian	333	-	-	8.7	6/18/2012	-	-	-	-
Lianshuang Li	1,000	-	-	8.7	6/18/2012	-	-	-	-
Xiuli Han	333	-	-	8.7	6/18/2012	-	-	-	-
Hongbo Ma	1,000	-	-	8.7	6/18/2012	-	-	-	-
Quanxi Wang	667	-	-	8.7	6/18/2012	-	-	-	-
Liansheng Zhang	3,334	-	-	8.7	6/18/2012	-	-	-	-
Yizhao Zhang	10,000	-	-	8.7	6/18/2012	-	-	-	-
Tai Ming Tan	6,667	-	-	8.7	6/18/2012	-	-	-	-
Zhang Yizhao	20,000	-	-	2.67	5/9/2014	-	-	-	-
Hongbo Ma	333	667	-	2.67	5/9/2014	-	-	-	-
Jianfeng Cheng	333	667	-	2.67	5/9/2014	-	-	-	-
Liancheng Wei	333	667	-	2.67	5/9/2014	-	-	-	-
Lianshuang Li	333	667	-	2.67	5/9/2014	-	-	-	-
Lixia Xiu	333	667	-	2.67	5/9/2014	-	-	-	-
Mingming Bai	10,000	-	-	2.67	5/9/2014	-	-	-	-
Quanxi Wang	333	667	-	2.67	5/9/2014	-	-	-	-
Tao Wang	1,111	2,222	-	2.67	5/9/2014	-	-	-	-
Xiaofei Qi	555	1,112	-	2.67	5/9/2014	-	-	-	-
Xiuli Han	3,333	6,667	-	2.67	5/9/2014	-	-	-	-
Xinghai Zhao	555	1,112	-	2.67	5/9/2014	-	-	-	-
Total	169,332	15,115

Employment Agreements

We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, or retirement benefits to our executive officers or directors. We had entered into an employment agreement with our Chief Executive Officer Xiqun Yu, which terminated on August 9, 2009. The employment agreement has since been extended an additional three years till August 9, 2012. Under the terms of the employment agreement, our Chief Executive Officer is paid $22,900 per annum. Pursuant to the employment agreement, the executive is also entitled to a working clothes subsidiary, insurance, medical benefits, unemployment insurance and other benefits pursuant to our standard policies.

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

On November 28, 2011, Ms. Cloris Li was appointed our Chief Financial Officer. Ms. Li’s compensation as Chief Financial Officer is set forth in an employment agreement between Ms. Li and the Company dated November 30, 2011. Pursuant to the agreement, Ms. Li is to receive an annual salary of $120,000 for her services as Chief Financial Officer.

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

Board Compensation

The following table sets forth the compensation received by our directors in fiscal year of 2011 in their capacity as directors:

					Change in
					Pension
					Value and
	Fee			Non-equity	Nonqualified
Name and	earned or	Stock	Option	Incentive Plan	Deferred	All Other
Principal	paid in	Awards	Awards	Compensation	Compensation	Compensation
Position	Cash ($)	($)	($)	($)	Earnings ($)	($)	Total ($)

Xiqun Yu Chief Executive Officer and director	—	—	—	—	—	—	—

James Hsu Director	6,667	—	—	—	—	—	6,667

Xiaohua Gu Director	7,500	—	—	—	—	—	7,500

Liansheng Zhang Director	5,000	—	—	—	—	—	5,000

Yizhao Zhang Director	12,000	24,600	37,664	—	—	—	74,264

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of April 13, 2012.

	Number of
	Shares	Percentage o f
	Beneficially	Outstanding
Name and Address	Owned (1)	Shares (1)
5% Shareholder
Zesiger Capital Group LLC 460 Park Avenue, 22nd Floor New York, NY 10022 (2)	727,400	6.87%
Executive Officers and Directors
Xiqun Yu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090 (3)	4,327,779	40.51%

Cloris Li 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	—	—

Liansheng Zhang (4) 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	3,334	*

Yizhao Zhang 45 Old Millstone Drive, NIT 6 East Windsor, NJ08520 (5)	36,667	*

Xiaohua Gu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	-	-
Officers and Directors as a group (five individuals)	4,364,780	40.73%

*Represents less than 1%

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 13, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 13, 2012 (10,582,503), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Clients for whom Zesiger Capital Group LLC (“ZCG”) acts as investment adviser may withdraw dividends or the proceeds of sales from the accounts managed by ZCG. No single client account owns more than 5% of the class of securities.

(3)	The shares beneficially owned by Xiqun Yu include (a) 4,227,779 shares of common stock directly owned by Xiqun Yu, and (b) an option granted by the Company on June 18, 2009, to purchase 100,000 shares of the Company’s common stock in three equal installments, the first being vested on the date of the grant, and additional installments being vested on the first and second anniversaries of the date of the grant.

(4)	Liansheng Zhang was granted an option to purchase 3,334 shares of the common stock of the Company on June 18, 2009. The option shall become exercisable during the term of the Liansheng Zhang's employment in three equal annual installments of 1,111 shares of common stock each (save for the last installment of 1,112 shares), the first installment to be exercisable on the date of this option, with additional installments becoming exercisable on each of the first and second anniversaries following the date of the option.

(5) The shares beneficially owned by Yizhao Zhang include (a) 6,667 shares of common stock directly owned by Yizhao Zhang, (b) an option granted by the Company on June 18, 2009, to purchase 10,000 shares of the Company’s common stock in three equal installments, the first being vested on the date of the grant, and additional installments being vested on the first and second anniversaries of the date of the grant, among which 6,667 shares of common stocks were exercised by Yizhao Zhang, (c) an option granted by the Company on July 1, 2011, to purchase 20,000 shares of the Company’s common stock pursuant to the 2011 Incentive Stock Plan, which vests on the date of the option and may be exercised till three years from the date of grant, provided Mr. Zhang is still a director of or otherwise engaged by the Company at the date of exercising.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Xiqun Yu, Chairman and Chief Executive Officer of the Company, has extended a loan to us in the amount of $131,650. The loan is unsecured, interest-free and payable on demand. As of April 13, 2012, the outstanding balance of the loan was $131,650.

Independent Directors

Our Board of Directors is currently comprised of a majority of independent directors, as such term is defined by the rules of the New York Stock Exchange, and such independent directors are Yizhao Zhang, Xiaohua Gu, and Liansheng Zhang. James Hsu, our former director who resigned on June 15, 2011, also qualified as independent director under the rules of the New York Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We incurred approximately $143,500 for professional services rendered by our registered independent public accounting firm of Baker Tilly Hong Kong (“BTHK”) for the integrated audit of the Company for 2011. Further, in 2011, we incurred approximately $60,500 for the quarterly reviews by Sherb & Co., LLP (“Sherb”), our prior registered independent public accounting firm. In 2010, we incurred approximately $120,000 for the quarterly reviews and the integrated audit of the Company by Sherb.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2011 and 2010.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2011 and 2010.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2011 and 2010.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.2	Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4	Articles of Share Exchange of China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on September 26, 2011.*

3.7	ByLaws of China Education Alliance, Inc. are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).

4.1	China Education Alliance, Inc. 2009 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on June 19, 2009.

4.2	China Education Alliance, Inc. 2011 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Form S-8 filed with the SEC on July 1, 2011.

10.1	Stock Transaction Agreement between and among China Education Alliance, Inc. and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of China Education Alliance, Inc. is incorporated herein by reference to Exhibit 10.3 to China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.2	Organization Constitution of Heilongjiang Zhonghe Education Training Center, a wholly owned subsidiary of the Company, dated June 15, 2005, is incorporated herein by reference to Exhibit 10.4 to China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.3	Business licenses of Harbin Zhong He Li Da Educational Technology Company Limited, a wholly owned subsidiary of China Education Alliance, Inc. is incorporated herein by reference to Exhibit 10.5 to China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 and filed with the SEC on April 17, 2006.

10.4	Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd. is incorporated herein by reference to Exhibit 10.6 to China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.5	Consulting Agreement with Conceptual Management Limited dated March 20, 2006 is incorporated herein by reference to Exhibit 10.8 to China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.6	Form of Secured Promissory Note dated September 29, 2006, by China Education Alliance, Inc. is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.7	Stock Pledge Agreement dated September 29, 2006, between Xiqun Yu and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.8	Guarantee Agreement dated as of September 29, 2006, among Harbin Zhong He Li Da Jiao Yu KeJi You Xian Gong Si, Heilongjiang Zhonghe Education Training Center, Harbin Zhonghelida Educational Technology Company Limited, Xinqun Yu, and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of China Education Alliance, Inc.filed with the SEC on November 1, 2006.

10.9	Investor Relations Agreement dated November 1, 2006, between China Education Alliance, Inc. and Taylor Rafferty Associates, Inc. is incorporated herein by reference to Exhibit 10.3 to the Form 10-QSB quarterly report of the Company for the period ended June 30, 2006.

10.10	Purchase Contract dated December 28, 2006, between Harbin Zhonghelida Education &Technology Co., Ltd. and Harbin Nangang Compass Computer Training School is incorporated herein by reference to Exhibit 10.11 to China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007.

10.11	Securities Purchase Agreement dated as of May 8, 2007, among China Education Alliance, Inc., Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.12	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.13	3% Convertible Note issued to Eos Holdings is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.14	3% Convertible Note issued to Hua-Mei 21st Century Partners, LP is hereby incorporated herein by reference to Exhibit 99.4 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.15	Registration Rights Agreement, dated May 8, 2007, among China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.5 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.16	Closing Escrow Agreement, dated May 8, 2007, among China Education Alliance, Inc. , Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.6 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.17	Letter agreement dated May 8, 2007 between China Education Alliance, Inc. and SBI Advisors LLC, and related payment letter is hereby incorporated herein by reference to Exhibit 99.7 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.18	Amendment dated as of May 23, 2007 to the Securities Purchase Agreement dated May 8, 2007, among China Education Alliance, Inc., Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of China Education Alliance, Inc. y filed with the SEC on June 7, 2007.

10.19	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on June 7, 2007.

10.20	Closing Escrow Agreement, dated May, 2007, among China Education Alliance, Inc., Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on June 7, 2007.

10.21	Letter Agreement dated November 30, 2007, among China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is incorporated herein by reference to Exhibit 10.22 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. (File No. 333-146023) filed with the SEC on December 7, 2007.

10.22	Extracts of Office Rental Agreement dated January 28, 2006 by and between Vocational Education Organization Service Centre and Beijing Hua Yu Hui Zhong Technology Development Co., Limited is incorporated herein by reference to Exhibit 10.22 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10. 23	House Lease Contract dated January 29, 2006 by and between Beijing Yi De Zhi Bang Technology Limited and Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. is incorporated herein by reference to Exhibit 10.24 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10. 24	Employment Contract between Zhong He Li Da Education Technology Co., Ltd and Xiqun Yu dated August 9, 2004 is incorporated herein by reference to Exhibit 10.27 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10.25	Underwriting Agreement dated as of September 29, 2009 by and between the Registrant and Rodman & Renshaw, LLC, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on September 30, 2009.

10.26	Employment Agreement dated as of March 1, 2011 between Alice Lee Rogers and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 4, 2011.

10.27	Employment Agreement dated as of November 30, 2011 between Cloris Li and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 30, 2011.

10.28	Translation of Appointment Agreement between the Company and Xiaohua Gu, dated June 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 30, 2011.

10.29	Management Agreement dated March 4, 2011 between Nanchang Institute of Technology and Registrant filed with the SEC on March 7, 2011.

10.30	Share Transfer Agreement dated March 14, 2011 between the shareholder of Harbin Tianlang Culture and Education School and the Registrant filed with the SEC on March 17, 2011.

10.31	Agreement dated March 21, 2011 between the Company and Nanchang Institute of Technology.

10.32	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Changchun City Chaoyang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 31, 2011.

10.33	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Harbin City Nangang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 31, 2011.

10.34	Lease Agreement, dated August 8, 2011, between Beijing Hua Yu Ping Xue Education Technology Co., Ltd. and Langfang Zhongzhi Pipe Real Estate Development Co., Ltd.*

10.35	Lease Agreement, dated March 16, 2009, between Harbin Tianlang Culture and Education School and Harbin Zhong Tian Heng Ji Real Estate Consulting Firm.*

10.36	Lease Agreement, dated June 1, 2011, between Changchun City Chaoyang District Foreign Languages School and Changchun Kaidi Group Industry Co., Ltd.*

10.37	Lease Agreement, dated May 15, 2011, between Harbin City Nangang District Nuoya Foreign Languages School and Harbin Gong Da Yang Guang Property Management Co., Ltd.*

10.38	Lease Agreement, dated September 7, 2010, between Harbin Zhong He Li Da Education Technology, Inc., and China Overseas Plaza Property Co., Ltd.*

10.39	Appointment Letter, dated June 17, 2009, between the Company and Yizhao Zhang*

21.1	List of Subsidiaries.*

23.1	Consent of Independent Registered Public Accounting Firm.*

23.2	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

 *Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: April 16, 2012	By:	/s/ Xiqun Yu
Xiqun Yu
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer	April 16, 2012
Xiqun Yu	Chairman of the Board of Directors
and Director (Principal Executive Officer)

/s/ Cloris Li	Chief Financial Officer	April 16, 2012
Cloris Li	(Principal Financial and Accounting Officer)

/s/ Xiaohua Gu	Director	April 16, 2012
Xiaohua Gu

/s/ Liansheng Zhang	Director	April 16, 2012
Liansheng Zhang

/s/ Yizhao Zhang	Director	April 16, 2012
Yizhao Zhang

