Form 10-Q
period 2012-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2012-05-15
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2012, there were 10,582,503 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$72,808,247	$73,597,159
Accounts receivable	106,936	-
Other receivables	650,319	652,526
Prepaid expenses	920,721	1,305,496
Total current assets	74,486,223	75,555,181

Non-current Assets
Note receivable	7,921,169	7,869,678
Property and equipment, net	13,247,425	14,203,136
Intangibles and capitalized software, net	11,980,932	12,420,620
Deferred tax assets	432,768	316,737
Total non-current assets	33,582,294	34,810,171

Total Assets	$108,068,517	$110,365,352

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$404,146	$1,430,499
Deferred revenue	950,216	2,277,620
Income tax and other taxes payable	185,574	532,254
Due to a stockholder	132,511	131,650
Total current liabilities	1,672,447	4,372,023

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,503 and 10,582,503 issued at March 31, 2012 and December 31, 2011, respectively; and 137,512 shares held in treasury)	10,583	10,583
Additional paid-in capital	40,938,748	40,936,106
Statutory reserve	3,792,161	3,792,161
Retained earnings	50,007,847	50,249,040
Accumulated other comprehensive income	9,935,080	9,267,585
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	103,707,347	103,278,403
Noncontrolling interests in subsidiaries	2,688,723	2,714,926
Total stockholders' equity	106,396,070	105,993,329

Total Liabilities and Stockholders' Equity	$108,068,517	$110,365,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	March 31,
	2012	2011
		(Restated)
Revenue
Online education revenue	$2,063,089	$3,973,561
Training center revenue	2,746,518	3,026,843
Total revenue	4,809,607	7,000,404

Cost of Revenue
Online education costs	1,766,775	1,701,300
Training center costs	841,196	676,116
Total cost of revenue	2,607,971	2,377,416

Gross Profit
Online education gross profit	296,314	2,272,261
Training center gross profit	1,905,322	2,350,726
Total gross profit	2,201,636	4,622,987

Operating Expenses
Selling expenses	1,068,835	2,426,297
Administrative	1,024,985	2,449,891
Depreciation and amortization	824,611	317,862
Total operating expenses	2,918,431	5,194,050

Loss from operations	(716,795)	(571,063)

Other Income (Expense)
Other expenses, net	(7,745)	(59,857)
Loss on disposal of fixed assets	(15,818)	(141,912)
Interest income	482,936	443,935
Total other income, net	459,373	242,166

Net Loss Before Provision for Income Tax	(257,422)	(328,897)
Income taxes:
Current	-	-
Deferred	(117,060)	(106,027)

Net Loss	(140,362)	(222,870)
Net Loss attributable to the noncontrolling interests	(26,203)	(48,340)
Net Loss - attributable to CEAI and Subsidiaries	$(114,159)	$(174,530)

Net Loss per common stock-basic and diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding-basic and diluted	10,582,503	10,325,603

The Components of Other Comprehensive Income
Net Loss	$(114,159)	$(174,530)
Foreign currency translation adjustment	667,495	522,259

Comprehensive income	$553,336	$347,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31,
	2012	2011
		(Restated)
Cash flows from operating activities
Net Loss	$(140,362)	$(222,870)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	824,611	317,862
Depreciation and amortization - cost of revenue	710,517	423,364
Loan to Nanchang Institute of Technology	-	(381,673)
Loss on disposal of fixed assets	15,818	141,912
Bad debt written off on other receivables	18,905	-
Stock based compensation	2,642	1,112,158
Loss attibutable to the noncontrolling interests	-	(10,239)
Net changes in operating assets and liabilities
Accounts receivable	(107,184)	(80,213)
Prepaid expenses and other receivables	381,728	580,814
Deferred tax assets	(114,223)	(163,278)
Accounts payable and accrued liabilities	(1,036,791)	(29,412)
Income tax and other taxes payable	(346,680)	(506,722)
Deferred revenue	(1,345,418)	(404,358)
Net cash (used in) provided by operating activities	(1,136,437)	777,345

Cash flows from investing activities
Purchases of property and equipment	(4,729)	(24,299)
Proceeds from disposal of fixed assets	4,100	15,420
Cash used for acquisitions	-	(5,340,658)
Net cash used in investing activities	(629)	(5,349,537)

Cash flows from financing activities
Dividend distribution	(127,033)	-
Net cash used in financing activities	(127,033)	-

Effect of exchange rate changes on cash	475,187	1,313,584

Net decrease in cash	(788,912)	(3,258,608)

Cash and cash equivalents at beginning of period	73,597,159	71,105,415

Cash and cash equivalents at end of period	$72,808,247	$67,846,807

Supplemental disclosure of cash flow information
Income tax paid	$101,269	$-

Non-cash adjustment to net income activities
Loan to Nanchang Institute of Technology	$-	$381,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA EDUCATION ALLIANCE, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business

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

In February 2010, the Company, through its wholly owned subsidiary, ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB 1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed its name to Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX without any consideration, and authorized Mr. Xiqun Yu to hold the 35% equity interest on behalf of ZHLD. In November 2011, HYPX increased its share capital to RMB 2 million (approximately $298,567). In January 2012, due to the changed government rules, the Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. HYPX is focusing on expanding our training centers in Beijing, and developing extensive marketing strategy to establish new markets in other main cities.

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

The acquisition of Tianlang was completed in April 2011. We are currently co-managing Tianlang with the previous majority owner. The approximately $5.3 million paid by the Company is included in intangible assets on the accompanying March 31, 2012 balance sheet.

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

The acquisition of Changchun Nuoya and Harbin Nuoya was completed by the end of May 2011 and their financial statements have been consolidated with the Company’s financial statements since May 2011. The acquired net assets were identifiable intangible assets such as domain name, cost of materials, student list, course materials and teacher lists, and the economic useful life for the domain name was amortized over 10 years, others were amortized over 3 years. The RMB 16 million (approximately $2.5 million) paid by the Company is included in intangible assets in the accompanying March 31, 2012 balance sheet.

2	Basis of Preparation of Financial Statements

The accompanying condensed consolidated financial statements differ from the financial statements used for statutory purposes in the PRC in that they have been prepared in compliance with U.S. generally accepted accounting principles (“GAAP”) and reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with GAAP. The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

These consolidated financial statements for interim periods are unaudited. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these consolidated interim financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on April 16, 2012.

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD, ZHTC, HYPX, Changchun Nuoya, and Harbin Nuoya) and its majority owned subsidiaries (BHYHZ, ZHLDBJ, and Tianlang). All inter-company transactions and balances were eliminated. The portion of the income applicable to noncontrolling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by FDIC insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of March 31, 2012 and December 31, 2011. The Company’s cash at their US banks is in excess of statutorily insured limits at nil, respectively, as of March 31, 2012 and December 31, 2011.

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

The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded as of March 31, 2012 and 2011.

Through April to May 2011, the Company purchased 60% of Tianlang for RMB 35 million (approximately $5.3 million) and 100% ownership of Changchun Nuoya and Harbin Nuoya. These three schools net assets were identifiable intangible assets such as domain name, cost of materials, student list, course materials and teacher lists. The economic useful life for domain name is amortized over 10 years, the others are amortized over 3 years.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is Renminbi (“RMB”). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in comprehensive income. Gains and losses from foreign currency transactions are included in net income. There were no gains and losses from foreign currency transactions during the quarters ended March 31, 2012 and 2011.

	March 31,
	2012	2011
RMB: US$ exchange rate	6.3122	6.5501

	Three Months ended March 31,
	2012	2011
Average RMB: US$ exchange rate	6.2976	6.5535

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables were $106,936 and nil as of March 31, 2012 and December 31, 2011, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of March 31, 2012 and December 31, 2011, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the three months ended March 31, 2012 and 2011.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of March 31, 2012 and December 31, 2011 was $950,216 and $2,277,620, respectively.

Advertising - The Company expenses advertising costs at the time they are published in the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling, general and administrative expenses. The total advertising expenses incurred for the three months ended March 31, 2012 and 2011 were $15,879 and $175,138, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All Company revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three months ended March 31, 2012 and 2011 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2012 and December 31, 2011, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2012 and December 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

In the three months ended March 31, 2012 and the fiscal year ended December 31, 2011, ZHLD continued being qualified as a technology and software entity, and receives a 15% statutory PRC enterprise income tax rate. The Company’s subsidiaries, ZHTC, TL, Harbin Nuoya and Changchun Nuoya are currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries; BHYHZ, ZHLDBJ and HYPX are taxed at the PRC statutory rate (25%).

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has deferred tax assets of $432,768 as of March 31, 2012 and $316,737 as of December 31, 2011. In addition, the Company has not recorded a deferred tax expense for the quarter ended March 31, 2012 and 2011.

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

As of March 31, 2012 and December 31, 2011, the Company owed a stockholder $132,511 and $131,650, respectively, which is, unsecured, interest-free and repayable on demand.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2012 and December 31, 2011.

Cash and cash equivalents of approximately $72,808,247 and $73,597,159 as of March 31, 2012 and December 31, 2011, respectively, include only cash on hand and in banks that are considered to be highly liquid and easily tradable as of March 31, 2012.

In addition to fair value requirements noted above, recent standards expands opportunities for the use of fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Reclassifications - Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserve.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of March 31, 2012 and December 31, 2011, the Company maintains cash in the US, in a financial institution insured by the FDIC that has nil, respectively, in funds in excess of FDIC insured amounts.

For the quarters ended March 31, 2012 and 2011, three distribution agent in each of Heilongjing, Jilin and Liaoning Provinces accounted for 31.2%, 7.5%, and 8.2%, respectively of the total online education revenue for the quarter ended March 31, 2012, 22.9%, 23.3%, and 25.0%, respectively of the total online education revenue for the quarter ended March 31, 2011.

Payments of dividends may be subject to some restrictions.

5.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31,2012	December 31,2011
Cash on Hand -China	$109,301	$139,078
Bank Deposits-China	72,599,054	73,120,006
Bank Deposits-US	99,892	338,075
	$72,808,247	$73,597,159

6.	Prepaid Expenses

Prepaid Expenses consist of the following:

	March 31, 2012	December 31, 2011
Prepaid rent	$261,787	$387,618
Prepaid teachers and online material	287,896	302,340
Prepaid services and professional fees	93,821	286,281
Prepaid advertising	51,271	53,036
Other prepaid expenses	225,946	276,221
	$920,721	$1,305,496

7.	Note receivable

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

As of March 31, 2012 and December 31, 2011, the balance of note receivable was $7,921, 169 and $7,869,678, respectively.

8.	Property and Equipment

Property and Equipment consist of the following:

	March 31,2012	December 31,2011

Buildings	$1,408,070	$1,398,917
Transportation vehicles	275,194	273,405
Communication equipment	13,199,024	13,113,226
Furniture and fixtures	3,326,187	3,694,726
Leasehold improvement	2,145,861	2,131,910
	20,354,336	20,612,184
Less: Accumulated Depreciation	(7,106,911)	(6,409,048)
Property and Equipment, net	$13,247,425	$14,203,136

For the three months ended March 31, 2012, and 2011, depreciation expense totaled $1,035,883 and $479,426, respectively. For the three months ended March 31, 2012 and 2011, losses on disposal of fixed assets were $15,818 and $141,912, respectively.

9.	Intangibles and Capitalized Software

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

In May 2011, the Company acquired a 100% ownership in Changchun Nuoya and Harbin Nuoya. The aggregate purchase price for the two schools was RMB 16 million (approximately $2.5 million). The schools had insignificant tangible assets or liabilities at the acquisition date. The entire estimated fair value of approximately $2.5 million has been allocated to amortizable intangible assets.

Intangibles and capitalized software consist of the following:

	March 31,2012	December 31,2011
ACCP training course	$798,453	$793,263
BENET training course	55,924	55,560
Usage rights- Job Seekers	475,270	472,181
Usage rights- Learners	316,847	314,787
Others	2,467,670	2,458,199
Domain names	9,433,398	9,412,135
Course materials	533,264	497,751
Student list	788,966	786,968
Teacher list	1,040,554	1,038,797
	15,910,346	15,829,641
Less: accumulated amortization	(3,929,414)	(3,409,021)
Intangible and Capitalized Software, net	$11,980,932	$12,420,620

For the three months ended March 31, 2012 and 2011, amortization expenses totaled $499,245 and $45,287 respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Period/Year Ending December 31,
2012	$1,462,048
2013	1,937,115
2014	1,388,501
2015	1,132,978
2016	1,040,079
$6,960,721

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	March 31,2012	December 31,2011
Accounts payable	$3,961	$3,935
Accrued payroll	226,551	187,523
Accrued expenses	99,011	174,912
Payable for leasehold improvements	-	912,882
Other payables	74,623	151,247
	$404,146	$1,430,499

11.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of March 31, 2012, and December 31, 2011, the Company had deferred revenue of $950,216 and $2,277,620, respectively.

12.	Stockholders’ Equity

The Company had no significant equity transactions during the quarter ended March 31, 2012.

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

All the number of shares below is reflected after a one-for-three reverse stock split performed in 2011.

Warrants

For three months ended March 31, 2012 and the year ended December 31, 2011, the Company did not grant any warrants.

As of March 31, 2012, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options:

During the three months ended March 31, 2012, the Company did not grant any stock options. The total stock based compensation was $2,642 related to the vesting of previously granted options.

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

During the three months ended March 31, 2011, the Company did not grant any stock options and the total stock based compensation for this period was $11,199.

During the year ended December 31, 2011, the total stock based compensation was $1,209,803.

The Company measures the intrinsic value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of March 31, 2012 there are 184,447 options with a weighted average exercise price of $7.45 and a weighted average remaining life of 0.76 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from about 3 months to 2.10 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of March 31, 2012, a total of approximately $4,076 in unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.10 years. The intrinsic value for exercisable options as of March 31, 2012 is $0 due to the market price is lower than exercise price.

Stock option activity for the quarter ended March 31, 2012 is summarized as follows:

	Shares underlying options	Weighted average Exercise Price
Outstanding as of January 1, 2011	141,780	$9.99
Granted	52,667	2.67
Exercised	-	-
Expired / cancelled / forfeited	(10,000)	16.77
Outstanding as of December 31, 2011	184,447	$7.45
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of March 31, 2012	184,447	$7.45
Exercisable and vested as of March 31, 2012	169,332	$7.88

The following table summarizes the Company’s stock options outstanding at March 31, 2012.

Exercise Price	Outstanding March 31, 2012	Weighted Average Remaining Life in Years	Number exercisable
$9.57	100,000	0.22	100,000
$8.70	31,780	0.22	31,780
$2.67	52,667	2.10	37,552
	184,447		169,332

Dividend:

In the quarter ended March 31, 2012, Tianlang paid $317,581 cash dividend to Tianlang’s shareholders. As one of Tianlang’s shareholders, the Company received $190,549 cash dividend from Tianlang.

14.	Earnings Per Share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended March 31, 2012 and 2011, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

Earnings per share were affected by the one-for-three reverse stock split of our issued and outstanding common stock, effective September 26, 2011. As a result, the number of our issued and outstanding common stock was reduced from 31,747,249 shares to 10,582,503 shares.

The following reconciles the components of the EPS computation:

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net loss- attributable to CEAI and subsidiaries	$114,159	10,582,503	$0.01

Effect of Dilutive Securities	-	-	-

Net Loss per common stock-basic and diluted	$114,159	10,582,503	$0.01

	Three Months Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net loss- attributable to CEAI and subsidiaries	$174,530	10,325,603	$0.02

Effect of Dilutive Securities	-	-	-

Net Loss per common stock-basic and diluted	$174,530	10,325,603	$0.02

During the three months ended March 31, 2012 and 2011 options to purchase 184,447 and 141,780 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

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

The Company determined that the above litigations may result in loss contingencies because settlements of these litigations are reasonably possible, although the possible loss or range of these losses is not reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, management reviews the possible outcome at least quarterly and records a loss contingency accrual based upon this review. The Company was unable to estimate the possible loss or range of losses as of March 31, 2012 and, therefore, has not recorded an accrued loss contingency under ASC 450 in connection with the contingent liability related to this litigation. Based upon current available information, the Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended March 31, 2012 and 2011 were $17,522 and $8,573, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has nine office leases and training center leases which expire at various date from January 2013 through September 2017. The Company recorded an aggregate of $311,706 and $85,850 as rent expenses for the three months ended March 31, 2012 and 2011, respectively. Rent expenses for the 5 years after March 31, 2012 are as follows:

Period/Year ending December 31,
2012	$598,803
2013	643,859
2014	251,137
2015	62,774
2016	15,842
$1,572,415

16.	Operating Risk

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

17.	Related Party Transactions

As of March 31, 2012 and December 31, 2011, the Company owed a stockholder $132,511 and $131,650, respectively, which is, unsecured, interest-free and repayable on demand.

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

We also provide on-site teaching services and have 20 training facilities in Heilongjiang, Jilin, Liaoning, and Beijing, which can accommodate approximately 10,000 students at the same time. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition fees for these classes.

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

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. Total accounts receivable were $106,936 and nil as of March 31, 2012 and December 31, 2011, respectively.

Our prepaid expenses were $920,721, accounting for 1.24% of current assets as of March 31, 2012. Prepaid expenses are primarily comprised of advance payments made for services to teachers, online materials and video, prepaid advertising and prepaid rent. As of March 31, 2012, prepayments to teachers and for online materials totaled $287,896, prepayment of rent expense totaled $261,787, prepayments for advertising totaled $51,271, prepaid services and professional fees totaled $93,821, and other prepaid expenses were $225,946. We amortize the prepayments to teachers over three months, which is the estimated life of the testing materials. The prepaid rent related to our Beijing office and dormitory rental for our training center and the prepayment to teachers decreases as the materials are delivered and the prepaid rent decreases ratably during the terms of the leases.

As a result of both the manner in which we recognize revenue and the manner that we expense the cost of our materials, there is a difference between our cash flow and our revenue and cost of revenue.

In our on-line education business segment, the principal component of cost of revenue is the cost of obtaining new materials to offer students as we increase the available materials as well as depreciation related to computer equipment and software and direct labor cost. Our on-line education business generates a gross margin of 14.4% for the quarter ended March 31, 2012. The gross margin is affected by the payments as we have to make to the teachers for the teaching materials. In our training center business, the principal components of cost of revenue are costs of the faculty and the amortization of intangible assets. The tuition that we charge our students at our training center is subject to government approval. As a result, we may not be able to pass on to our students any increases in costs we incur, including increased costs of running our faculty. Our gross margin on the training centers vary accordingly to the size of our classes.

Our on-line products and our training services are dependent upon the government's education policies. Any significant changes in curriculum or testing methods could render all or a significant portion of our library of test papers and our training centers obsolete and we may have to devote substantial resources in adapting to the changes.

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

We own 70% of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, which was formed on September 30, 2006. At the time of its organization, we transferred a 30% interest in this subsidiary to the National Vocational Education Association of China, a non-profit, quasi-government entity, for no consideration to enable us to work with the Association’s network to expand our business.

We are in the process of introducing new services aimed at students who want to attend vocational school. These students include high school students who do not continue their education at universities and university graduates who are not able to find employment. The core business for our vocation education will be in three main areas: vocation training, vocational certification, and career development for college graduates. We have collaborated with the National Vocational Education Association of China in setting up www.360ve.com, which provides information regarding vocation training schools and vocation training both on-line and on-site at our training centers.

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

Pursuant to the terms of the supplementary agreement, Newspaper Group assigned all their rights in the “Scientific Discovery”, a scientific information newspaper with a focus on education to introduce scientific knowledge to elementary and secondary students exclusively, to the joint venture company, Harbin New Discovery Media Co., Ltd. In the event that the rights to “Scientific Discovery” expire because of reasons other than a change in government policies and an inability to defend against or resist such changes, Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co., Ltd. is now a 49.02% owned equity investment of ZHLD, referred to as a long-term investment in the accompanying balance sheet. Due to our corporate restruction at the end of 2011, and based on the performance of Harbin New Discovery Media Co., Ltd., we have fully impaired this investment.

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

On February 3, 2010, China Education Alliance, Inc. announced that through its wholly owned subsidiary, ZHLD, it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology ("New Shifan"), with a registered capital of RMB 1.95 million (approximately $284,962). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed name to Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX, and authorized Mr. Xiqun Yu to hold the 35% equity interest on its behalf. Also in November 2011, HYPX increased its share capital to RMB 2 million (approximately $298,567). In January 2012, due to the changed government rules, the Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. HYPX is focused on expansion of our training centers in Beijing, and developed extensive marketing strategy to establish new markets in other main cities.

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

In connection with the Management Agreement, the Company entered into a loan agreement (the “Loan Agreement”), pursuant to which we will loan NIT RMB 50 million (approximately $7,869,678) to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The assets of certain guarantors secure the loan. As of March 31, 2012, the Company loaned NIT RMB 50 million (approximately $7,869,678) and we have accrued RMB 2.5 million (approximately $396,977) in interest receivable and $0 in principal. Currently, we receive 20 % annual interest income due quarterly.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Our deferred tax assets are from US corporate parent and have been fully reserved. Our US parent provides corporate and administrative functions for the entire consolidated Company. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

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

We have granted options under the 2009 Incentive Stock Plan and 2011 Incentive Stock Plan to our officers, directors or key employees to purchase 152,000 and 52,667 shares of common stock of the Company, respectively. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

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

Results of Operations

Comparison of the Quarters Ended March 31, 2012 and 2011

The following table sets forth information from our statements of operations for the quarters ended March 31, 2012 and 2011:

	(Dollars)
	Three Months Ended March 31,
	2012		2011
Revenue	$4,809,607	100%	$7,000,404	100%
Cost of revenue	2,607,971	54.2%	2,377,416	34.0%
Gross Profit	2,201,636	45.8%	4,622,987	66.0%
Other income	459,373	9.6%	242,166	3.5%
Loss from operations	(716,795)	-14.9%	(571,063)	-8.2%
Net loss before provision for income tax	(257,422)	-5.4%	(328,897)	-4.7%
Provision for income taxes	(117,060)	-2.4%	(106,027)	-1.5%
Net loss - attributable to CEAI and Subsidiaries	(114,159)	-2.4%	(174,530)	-2.5%
Net loss	(140,362)	-2.9%	(222,870)	-3.2%

	(Dollars)
	Three Months Ended March 31,
	2012		2011
Online Education	$		$

Revenue		2,063,089		3,973,561
Cost of revenue		1,766,775		1,701,300
Gross profit		296,314		2,272,261
Gross margin		14.4%		57.2%

Training Center Revenue

Revenue		2,746,518		3,026,843
Cost of revenue		841,196		676,116
Gross profit		1,905,322		2,350,726
Gross margin		69.4%		77.7%

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

As a result, revenue decreased by $2,190,797 or 31.3% for the quarter ended March 31, 2012 to $4,809,607 as compared to $7,000,404 for the same period in 2011, resulting in a gross profit of $2,201,636 for the quarter ended March 31, 2012 as compared to $4,622,987 for the quarter ended March 31, 2011. Due to the nature of the revenue from advertising, we have reclassified this revenue into on-line education division.

Revenue generated by the on-line education division decreased by $1,910,472, or 48.1%, to $2,063,089 for the quarter ended March 31, 2012 from $3,973,561 for the quarter ended March 31, 2011. The decrease was a result of loss of business directly attributable to the Allegations cited above.

Revenue generated by the training center division decreased by $280,325, or 9.3% to $2,746,518 for the quarter ended March 31, 2012 from $3,026,843 for the quarter ended March 31, 2011. The revenue from the training center division is comprised of revenue from technology training classes, language training classes, vocational training classes etc. The decrease was mainly attributable to a decrease in revenue relating to technology training classes, resulting from the adverse impact of the Allegations. Lately the employment rate for new graduates has been very low and an increasing number of new graduates seek vocational training to enhance their chances of employment. Therefore, we predict that in the future, revenue from our training center division will increase due to higher demand for such training classes.

To negate the adverse impact of the Allegations mentioned earlier, we have restructured our business development plan, acquired three schools during 2011, and designed extensive marketing strategy to win the market. We have set up direct training centers in Beijing and plan to set up training centers in other provinces in the PRC. We are hopeful that with time, we will demonstrate the falsehood of such Allegations and that our business will improve.

Cost of revenue

Our overall cost of revenue increased by $230,555, or 9.7% to $2,607,971 for the quarter ended March 31, 2012 as compared to $2,377,416 for the same period in 2011.

The cost of revenue for our online education division increased by $65,475, or 4% to $1,766,775 for the quarter ended March 31, 2012 as compared to $1,701,300 for the same period in 2011. This increase was mainly attributable to the purchase of new examination papers, tutorial materials, new servers and computers. The gross margin for the online education division decreased to 14.4% for the quarter ended March 31, 2012 from 57.2% for the quarter ended March 31, 2011 due to the decrease in revenue and increase in cost of revenue.

The cost of revenue for our training center division increased $165,080, or 24.4% to $841,196 for the quarter ended March 31, 2012 as compared to $676,116 for the same period in 2011. The increase in the cost of revenue was mainly attributable to the increase in rental and payroll expenses, as we were expanding our training service market in the first quarter of 2012. The training center division’s gross margin decreased to 69.4% for the quarter ended March 31, 2012 from 77.7% for the same period in 2011 as a result of decrease in revenue and increase in cost of revenue.

Selling Expenses

Selling expenses decreased by $1,357,462, or 55.9%, to $1,068,835 for the quarter ended March 31, 2012 from $2,426,297 for the quarter ended March 31, 2011. Selling expenses were 22.2% of total sales for the quarter ended March 31, 2012 compared with 34.7% for the quarter ended March 31, 2011. Our selling expenses include media advertising expenses, agent fees, sales commissions, and other expenses. The decrease in selling expenses was a result of the decrease in revenue and the decrease in outsourced marketing and advertising.

Administrative Expenses

Administrative expenses decreased by $1,424,906, or 58.2% to $1,024,985 for the quarter ended March 31, 2012 as compared to $2,449,891 for the quarter ended March 31, 2011. The decrease was mainly due to the decrease in stock based compensation expenses, office renovation expenses, and office expenses. Total administrative expenses were about 21% of our total revenue for the three months ended March 31, 2012, as compare to 35% for the same period in 2011.

Interest Income

Interest income increased by $39,001, or 8.8% to $482,936 for the quarter ended March 31, 2012 as compared to $443,935 for the same period in 2011. The increase was due to the exchange rate differences between the comparable periods.

Income Taxes

The provision for income tax increased by $11,033, or 10.4%, from deferred tax of $106,027 for the quarter ended March 31, 2011 to $117,060 for the quarter ended March 31, 2012. In 2012, the applicable income tax rate is 15% for the Company’s subsidiary ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular Chinese statutory tax rate is 25%. Heilongjiang Zhonghe Education Training Center (“ZHTC”) is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: Beijing Hua Yu Hui Zhong Technology Development Co.,Ltd.(“BHYHZ”), Zhong He Li Da(Beijing) Management Consultant Co., Ltd.(“ZHLDBJ”), and Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”) are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having incurred income since inception.

Net Income

As a result of the foregoing, we had net loss attributable to CEAI and Subsidiaries of $114,159, or $0.01 per share basic and $0.01 per share diluted, for the quarter ended March 31, 2012, as compared to net loss of $174,530 or $0.02 per share basic and $0.02 per share diluted, for the same period in 2011. The increase in earnings per share was mainly due to the increase in net income of $60,371 in the quarter ended March 31, 2012. The basic weighted average shares outstanding and diluted weighted average shares outstanding were10,582,503 in the quarter ended March 31, 2012, and 10,325,603 in the same period of 2011, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our current assets primarily consist of cash, account receivables, and prepaid expenses. We do not have inventory. Our account receivables are primarily from our advertising business on our websites. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement fee and prepaid rent.

As of March 31, 2012, we had cash and cash equivalents of $72,808,247, a decrease of $788,912, or 1.1%, from $73,597,159 as of December 31, 2011. Our net cash used in operating activities was $1,136,437 for the quarter ended March 31, 2012, a decrease of $1,913,782 or 246.2% from cash provided by operating activities of $777,345 for the same period in 2011. This decrease was mainly due to: 1) an increase in depreciation and amortization of $793,902 because of the increase in amortization from the acquisition of three schools during the year of 2011; 2) a decrease in stock based compensation of $1,109,516 because of the options expenses has been amortized to nil for the options granted under 2009 option agreements; 3) a decrease in accounts payable and accrued liabilities of $1,007,379 as the payment for the training centers/offices renovation expenses incurred in December 2011 has been made.

As of March 31, 2012, we had working capital of $72,813,776, an increase of $1,630,618 from working capital of $71,183,158 as of December 31, 2011. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses as of March 31, 2012, were $404,146, a decrease of $1,026,353 or 71.7% compared with $1,430,499 as of December 31, 2011. Deferred revenues as of March 31, 2012, were $950,216, a decrease of $1,327,404 from $2,277,620 as of December 31, 2011. Deferred revenue reflects the unearned portion of debit cards sold in the online education division and unearned tuition from training centers, the decrease in deferred revenue indicated the decrease in sales of debit cards towards the examination period by the end of the quarter ended March 31, 2012, and decrease in enrollments for the onsite training classes during the winter break.

We believe that our working capital, together with our cash flow from operations will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business to offer services in other parts of the PRC as well as to market and continue the development of our vocational training activities. We believe we have adequate working capital to fund future growth activities. Although we do not have any current plans to make any further acquisitions, it is possible that we may seek to acquire one or more businesses in the education field, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2012. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

In order to mitigate the material weakness to fullest extent possible, we have taken and are implementing the following measures:

•	We have established an audit committee to oversee our accounting and financial reporting;
•	We have taken measures to strengthen our accounting department in the year of 2011, including employment of US GAAP experts and appointment of a more qualified Chief Financial Officer. Additionally, we have appointed an Audit Committee member with strong auditing related experience to oversee and improve the quality of our financial reporting.
•	We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in the PRC who test and monitor the implementation of our accounting and internal control procedures;
•	We are also seeking additional qualified in-house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter;
•	We are in the process of completing the review and revision of the documentation of our internal control procedures and policies;
•	We intend to provide training to our employees in the PRC to ensure that the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.2	Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4	Articles of Share Exchange of China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on September 26, 2011 is incorporated herein by reference to Exhibit 3.6 to the Form 10-K filed with the SEC on April 16, 2012.

3.7	By Laws of China Education Alliance, Inc. are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).

4.1	China Education Alliance, Inc. 2009 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on June 19, 2009.

4.2	China Education Alliance, Inc. 2011 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Form S-8 filed with the SEC on July 1, 2011.

10.1	Stock Transaction Agreement between and among China Education Alliance, Inc. and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of China Education Alliance, Inc. is incorporated herein by reference to Exhibit 10.3 to China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.2	Organization Constitution of Heilongjiang Zhonghe Education Training Center, a wholly owned subsidiary of the Company, dated June 15, 2005, is incorporated herein by reference to Exhibit 10.4 to China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.3	Business licenses of Harbin Zhong He Li Da Educational Technology Company Limited, a wholly owned subsidiary of China Education Alliance, Inc. is incorporated herein by reference to Exhibit 10.5 to China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 and filed with the SEC on April 17, 2006.

10.4	Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd. is incorporated herein by reference to Exhibit 10.6 to China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.5	Consulting Agreement with Conceptual Management Limited dated March 20, 2006 is incorporated herein by reference to Exhibit 10.8 to China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.6	Form of Secured Promissory Note dated September 29, 2006, by China Education Alliance, Inc. is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.7	Stock Pledge Agreement dated September 29, 2006, between Xiqun Yu and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.8	Guarantee Agreement dated as of September 29, 2006, among Harbin Zhong He Li Da Jiao Yu KeJi You Xian Gong Si, Heilongjiang Zhonghe Education Training Center, Harbin Zhonghelida Educational Technology Company Limited, Xinqun Yu, and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of China Education Alliance, Inc.filed with the SEC on November 1, 2006.

10.9	Investor Relations Agreement dated November 1, 2006, between China Education Alliance, Inc. and Taylor Rafferty Associates, Inc. is incorporated herein by reference to Exhibit 10.3 to the Form 10-QSB quarterly report of the Company for the period ended June 30, 2006.

10.10	Purchase Contract dated December 28, 2006, between Harbin Zhonghelida Education &Technology Co., Ltd. and Harbin Nangang Compass Computer Training School is incorporated herein by reference to Exhibit 10.11 to China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007.

10.11	Securities Purchase Agreement dated as of May 8, 2007, among China Education Alliance, Inc., Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.12	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.13	3% Convertible Note issued to Eos Holdings is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.14	3% Convertible Note issued to Hua-Mei 21st Century Partners, LP is hereby incorporated herein by reference to Exhibit 99.4 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.15	Registration Rights Agreement, dated May 8, 2007, among China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.5 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.16	Closing Escrow Agreement, dated May 8, 2007, among China Education Alliance, Inc. , Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.6 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.17	Letter agreement dated May 8, 2007 between China Education Alliance, Inc. and SBI Advisors LLC, and related payment letter is hereby incorporated herein by reference to Exhibit 99.7 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.18	Amendment dated as of May 23, 2007 to the Securities Purchase Agreement dated May 8, 2007, among China Education Alliance, Inc., Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of China Education Alliance, Inc. y filed with the SEC on June 7, 2007.

10.19	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on June 7, 2007.

10.20	Closing Escrow Agreement, dated May, 2007, among China Education Alliance, Inc., Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on June 7, 2007.

10.21	Letter Agreement dated November 30, 2007, among China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is incorporated herein by reference to Exhibit 10.22 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. (File No. 333-146023) filed with the SEC on December 7, 2007.

10.22	Extracts of Office Rental Agreement dated January 28, 2006 by and between Vocational Education Organization Service Centre and Beijing Hua Yu Hui Zhong Technology Development Co., Limited is incorporated herein by reference to Exhibit 10.22 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10. 23	House Lease Contract dated January 29, 2006 by and between Beijing Yi De Zhi Bang Technology Limited and Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. is incorporated herein by reference to Exhibit 10.24 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10. 24	Employment Contract between Zhong He Li Da Education Technology Co., Ltd and Xiqun Yu dated August 9, 2004 is incorporated herein by reference to Exhibit 10.27 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10.25	Underwriting Agreement dated as of September 29, 2009 by and between the Registrant and Rodman & Renshaw, LLC, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on September 30, 2009.

10.26	Employment Agreement dated as of March 1, 2011 between Alice Lee Rogers and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 4, 2011.

10.27	Employment Agreement dated as of November 30, 2011 between Cloris Li and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 30, 2011.

10.28	Translation of Appointment Agreement between the Company and Xiaohua Gu, dated June 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 30, 2011.

10.29	Management Agreement dated March 4, 2011 between Nanchang Institute of Technology and Registrant filed with the SEC on March 7, 2011.

10.30	Share Transfer Agreement dated March 14, 2011 between the shareholder of Harbin Tianlang Culture and Education School and the Registrant filed with the SEC on March 17, 2011.

10.31	Agreement dated March 21, 2011 between the Company and Nanchang Institute of Technology.

10.32	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Changchun City Chaoyang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 31, 2011.

10.33	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Harbin City Nangang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 31, 2011.

10.34	Lease Agreement, dated August 8, 2011, between Beijing Hua Yu Ping Xue Education Technology Co., Ltd. and Langfang Zhongzhi Pipe Real Estate Development Co., Ltd. is incorporated herein by reference to Exhibit 10.34 to the Form 10-K filed with the SEC on April 16, 2012.

10.35	Lease Agreement, dated March 16, 2009, between Harbin Tianlang Culture and Education School and Harbin Zhong Tian Heng Ji Real Estate Consulting Firm is incorporated herein by reference to Exhibit 10.35 to the Form 10-K filed with the SEC on April 16, 2012.

10.36	Lease Agreement, dated June 1, 2011, between Changchun City Chaoyang District Foreign Languages School and Changchun Kaidi Group Industry Co., Ltd. is incorporated herein by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on April 16, 2012.

10.37	Lease Agreement, dated May 15, 2011, between Harbin City Nangang District Nuoya Foreign Languages School and Harbin Gong Da Yang Guang Property Management Co., Ltd. is incorporated herein by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on April 16, 2012.

10.38	Lease Agreement, dated September 7, 2010, between Harbin Zhong He Li Da Education Technology, Inc., and China Overseas Plaza Property Co., Ltd. is incorporated herein by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on April 16, 2012.

10.39	Appointment Letter, dated June 17, 2009, between the Company and Yizhao Zhang is incorporated herein by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on April 16, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

** Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: May 15, 2012	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)

