Form 10-Q
period 2012-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2012-08-20
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 17, 2012, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries (“CEAI”)

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$71,536,556	$73,597,159
Accounts receivable	183,075	-
Other receivables	778,150	652,526
Prepaid expenses and other current assets	1,011,928	1,305,496
Total current assets	73,509,709	75,555,181

Non-current Assets
Note receivable	7,925,312	7,869,678
Property and equipment, net	12,282,012	14,203,136
Intangibles and capitalized software, net	10,045,709	12,420,620
Deferred tax assets	-	316,737
Total non-current assets	30,253,033	34,810,171

Total Assets	$103,762,742	$110,365,352

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$531,212	$1,430,499
Deferred revenue	625,698	2,277,620
Income tax and other taxes payable	168,374	532,254
Due to a stockholder	151,186	131,650
Total current liabilities	1,476,470	4,372,023

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued at June 30, 2012 and December 31, 2011, respectively; 137,512 and 137,512 shares held in treasury, as of June 30, 2012 and December 31, 2011, respectively)	10,583	10,583
Additional paid-in capital	40,940,025	40,936,106
Statutory reserve	3,792,161	3,792,161
Retained earnings	46,155,146	50,249,040
Accumulated other comprehensive income	10,001,141	9,267,585
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	99,921,984	103,278,403
Noncontrolling interests in subsidiaries	2,364,288	2,714,926
Total stockholders' equity	102,286,272	105,993,329

Total Liabilities and Stockholders' Equity	$103,762,742	$110,365,352

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue
Online education revenue	$1,248,318	$5,279,676	$3,311,407	$9,253,345
Training center revenue	1,822,569	4,443,432	4,569,087	7,470,275
Total revenue	3,070,887	9,723,108	7,880,494	16,723,620

Cost of Revenue
Online education costs	1,667,990	1,619,520	3,434,765	3,320,930
Training center costs	736,920	1,138,760	1,578,116	1,814,876
Total cost of revenue	2,404,910	2,758,280	5,012,881	5,135,806

Gross Profit (Loss)
Online education gross profit	(419,672)	3,660,156	(123,358)	5,932,415
Training center gross profit	1,085,649	3,304,672	2,990,971	5,655,399
Total gross profit	665,977	6,964,828	2,867,613	11,587,814

Operating Expenses
Selling expenses	1,209,551	3,117,607	2,278,386	5,543,904
Administrative	1,367,628	1,237,904	2,392,613	3,687,795
Depreciation and amortization	834,979	405,107	1,659,590	722,969
Total operating expenses	3,412,158	4,760,618	6,330,589	9,954,668

(Loss) Income from operations	(2,746,181)	2,204,210	(3,462,976)	1,633,146

Other (Expense) Income
Other Income (Expense), net	4,680	(10,164)	(3,065)	(70,020)
Loss on disposal of property and equipment	-	(499,532)	(15,818)	(641,443)

Impairment loss on intangible assets	(1,447,334)	-	(1,447,334)	-
Interest income	479,709	462,756	962,645	906,692
Total other (Expense) Income, net	(962,945)	(46,940)	(503,572)	195,229

Net (Loss) Income Before Income Tax	(3,709,126)	2,157,270	(3,966,548)	1,828,375
Income taxes expense (credit):
Current	32	(230,005)	32	(230,005)
Deferred	436,350	14,101	319,290	(91,925)

Net (Loss) Income	(4,145,508)	2,373,174	(4,285,870)	2,150,305
Net (Loss) Income attributable to the noncontrolling interests	(165,773)	220,872	(191,976)	172,532
Net (Loss) Income - attributable to CEAI and Subsidiaries	$(3,979,735)	$2,152,302	$(4,093,894)	$1,977,773

Net (Loss) Income per common stock-basic and diluted	$(0.38)	$0.21	$(0.39)	$0.19

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,441,608	10,582,530	10,424,506

The Components of Other Comprehensive Income
Net (Loss) Income	$(3,979,735)	$2,152,302	$(4,093,894)	$1,977,773
Foreign currency translation adjustment	66,061	1,036,914	733,556	1,559,173

Comprehensive (loss) income	$(3,913,674)	$3,189,216	$(3,360,338)	$3,536,946

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2012	2011
		(Restated)
Cash flows from operating activities
Net (loss) income	$(4,285,870)	$2,150,305
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization - operating expenses	1,659,590	722,969
Depreciation and amortization - cost of revenue	1,421,674	915,447
Loan to Nanchang Institute of Technology	-	(386,817)
Loss on disposal of property and equipment	15,818	641,444
Bad debt written off on other receivables	18,889	-
Impairment loss on intangible assets	1,447,334	-
Stock based compensation	3,919	1,158,965
Net changes in operating assets and liabilities
Accounts receivable	(183,255)	(120,542)
Prepaid expenses, other receivables and other currnet assets	162,980	701,043
Deferred tax assets	319,290	(441,464)
Accounts payable and accrued expenses	(908,897)	(181,716)
Income tax and other taxes payable	(363,880)	(289,085)
Deferred revenue	(1,669,664)	1,378,346
Net cash (used in) provided by operating activities	(2,362,072)	6,248,895

Cash flows from investing activities
Purchases of property and equipment	(40,531)	-
Proceeds from disposal of property and equipment	4,097	1,772,265
Cash used for acquisitions	-	(7,788,424)
Net cash used in investing activities	(36,434)	(6,016,159)

Cash flows from financing activities
Advance from a stockholder	18,624	-
Dividend paid to noncontrolling shareholders	(158,662)	-
Net cash used in financing activities	(140,038)	-

Effect of exchange rate changes on cash	477,941	1,304,866

Net (decrease) increase in cash and cash equivalents	(2,060,603)	1,537,602

Cash and cash equivalents at beginning of period	73,597,159	71,105,415

Cash and cash equivalents at end of period	$71,536,556	$72,643,017

Supplemental disclosure of cash flow information
Income tax paid	$92,917	$2,187,294

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

Nature of organization - China Education Alliance, Inc. (the “Company”), formerly known as ABC Realty Co., was originally organized under the laws of the State of North Carolina on December 2, 1996. ABC Realty Co.’s primary purpose was to act as a broker or agent in residential real estate transactions. On September 15, 2004, ABC Realty Co. was reorganized pursuant to the Plan of Exchange to acquire Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation formed on August 9, 2004 in the City of Harbin in the Heilongjiang Province, People’s Republic of China (the “PRC”), with an authorized capital of $60,386 (Renminbi (“RMB”) 500,000).

On September 15, 2004, ABC Realty Co. entered into a Plan of Exchange with ZHLD and Duane C. Bennett, the former Chairman of ABC Realty Co., pursuant to which the shareholders of ZHLD exchanged all of their registered capital of $60,386 for 18,333,334 shares of common stock of the Company, or approximately 95% of the Company’s common stock. On November 17, 2004, ABC Realty Co. changed its name to China Education Alliance, Inc. On December 13, 2004, China Education Alliance, Inc. consummated the Plan of Exchange with ZHLD and ZHLD’s shareholders. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a recapitalization of ZHLD.

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB3,000,000 (approximately $430,000) and Newspaper Group contributed RMB3,120,000 (approximately $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. In 2011, as the Company did not foresee that the investment cost is recoverable from this joint venture in the near future, the Company recognized an impairment loss on investments of $205,382 for the year ended December 31, 2011.

On January 4, 2009, the Company’s subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of RMB500,000 (approximately $73,067). In return for their respective contributions, ZHLD owns a 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf. ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, clients and suppliers. This program is still in the planning stage. In 2011, we successfully developed a project called the “Zhong He Win-Win Program”, which is designed to satisfy the needs of Chinese entrepreneurs to improve their leadership, management and marketing skills, as well as bottom-line performance. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

In February 2010, the Company, through its wholly owned subsidiary ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid the original owner of Beijing Shifan RMB7 million (approximately $1,056,970) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematics, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. In September 2011, New Shifan changed its name to Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX without any consideration, and authorized Mr. Xiqun Yu to hold the 35% equity interest on behalf of ZHLD. In November 2011, HYPX increased its share capital to RMB2 million (approximately $298,567). In January 2012, due to the changed government rules, the Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. HYPX is focusing on expanding our training centers in Beijing, and developing extensive marketing strategy to establish new markets in other main cities.

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, PRC. Pursuant to the Agreement, the Company will assist in managing the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,925,312) will be paid by any party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company agreed to loan NIT RMB 50 million (approximately $7,925,312) to build training facilities and NIT will repay the RMB 50 million (approximately $7,925,312) in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. Currently, we receive 20% annual interest income due each quarter; therefore, the management fee is waived. The loan is secured by the assets of certain guarantors.

On February 25, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, PRC. Pursuant to the Share Transfer Agreement, the Company purchased 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively. Tianlang had established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder.The acquisition of Tianlang was completed in April 2011. We are currently co-managing Tianlang with the previous majority owner.

On May 31, 2011, the Company entered into Share Transfer Agreements (the “Agreements”) with the shareholders (the “Shareholders”) of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools that had a total of 1,000 then enrolled students, based in the PRC.

Pursuant to the Agreements, the Company purchased 100% of the two schools for RMB 8 million each (approximately $1.23 million), and all consideration had been paid accordingly. The Shareholders’ obligations under the Agreements are guaranteed by a guarantor who will be jointly and severally liable in the event of a breach by the Shareholders. The acquisition of Changchun Nuoya and Harbin Nuoya was completed by the end of May 2011 and their financial statements had been consolidated with the Company’s financial statements since May 2011.

In June 2012, the Company, through its wholly owned subsidiary, ZHLD, incorporated a new company in the PRC, Harbin Zhong He Li Da Information Technology Co., Ltd. (“ZHLDIT”) with a registered capital of RMB2 million. The Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. ZHLDIT was established to initiate and design a platform for online education programs, and provide this effective and efficient communication service to all the teachers and students.

On September 26, 2011, we effected a one-for-three reverse stock split of our issued and outstanding common stock. As a result, all common stock based data in our discussion of results of operation and financial condition has been retroactively restated to reflect this reverse stock split.

2	Basis of Preparation of Financial Statements

The accompanying condensed consolidated financial statements differ from the financial statements used for statutory purposes in the PRC in that they have been prepared in compliance with U.S. generally accepted accounting principles (“GAAP”) and reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with GAAP. The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, depreciation, amortization and valuation of property and equipment and intangible assets.

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

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly subsidiaries (ZHLD, ZHTC, HYPX, Changchun Nuoya, Harbin Nuoya and ZHLDIT) and its majority owned subsidiaries (BHYHZ, ZHLDBJ, and Tianlang). All inter-company transactions and balances were eliminated. The portion of the income applicable to noncontrolling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

Use of estimates - The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates include values, classification, useful lives assigned to and impairment of acquired intangible assets, the useful lives and impairment of property and equipment, collectability of accounts receivable, reserves for allowances and stock option valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of June 30, 2012 and December 31, 2011. The Company’s cash at their US banks is in excess of statutorily insured limits at $4,813,502 and $0, as of June 30, 2012 and December 31, 2011, respectively.

Property and equipment - Property and equipment is stated at the historical cost, less accumulated depreciation and impairments. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 years
Communication equipment	10 years
Transportation vehicles	5 years
Furniture and fixtures	5 years
Leasehold improvements	over unexpired lease terms

Expenditures for renewals and betterments are capitalized while repairs and maintenance costs are normally charged to the statement of operations in the period/year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation and impairment of such asset are removed from their respective accounts and any gain or loss is recorded in the statements of operations.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property and equipment are used, and the effects of obsolescence, demand, competition, and other economic factors.

Intangibles - Intangibles consist of franchise rights on educational products, software, teacher list, student list, domain/brand name, course materials and goodwill, magazine rights and contest operation rights. Most intangible assets are amortized over the lives of the rights agreements, or their respective operational useful lives.

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. During the three and six months ended June 30, 2012, the Company performed the impairment test on its intangible assets, and recorded $1,447,334 and $1,447,334, respectively as impairment loss. The Company did not record any impairments on intangibles during the same periods in 2011.

Through April to May 2011, the Company purchased 60% of Tianlang for RMB 35 million (approximately $5.3 million) and 100% ownership of Changchun Nuoya and Harbin Nuoya. These three schools’ net assets included identifiable intangible assets such as domain name/brand name, cost of materials, student list, course materials and teacher lists. The economic useful life for domain name/brand name is estimated to be 10 years, the others are estimated to be 3 years.

Long-lived assets - The Company reviews its long-lived assets for impairments when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values; an impairment loss is recognized in operating results.

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are recorded in RMB as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the respective reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended June 30, 2012 and 2011.

	As of
	June 30, 2012	December 31, 2011
RMB: US$ exchange rate	6.3089	6.3535

	Six months ended June 30,
	2012	2011
Average RMB: US$ exchange rate	6.3027	6.5482

Noncontrolling interest - Noncontrolling interest in the Company’s subsidiaries are recorded in accordance with the provisions of FASB Accounting Standards Codification 810 Consolidation (“ASC 810”) and are reported as a component of equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Revenue recognition - Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied when customers download prepaid study materials.

Prepaid debit cards allow the Company’s subscribers to purchase a predetermined monetary amount of download materials downloadable from its website. The Company tracks usage of the debit card and records revenue when the debit card is used.

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

The Company engages an advertisement agency to manage its on-line advertisement revenue. Pursuant to the contract with this agency, upon posting of an on-line advertisement on the Company’s website, the Company is entitled to share with the agency 50% of the amount charged to the on-line advertiser. The Company recognizes advertising revenue over the term of the advertisement. The agency is responsible for collection of all ad revenue from advertisers. The agency is required to make their remittance for on-line advertising six months after on-line ads are posted on the Company’s website.

Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Tuition is recognized as revenue ratably over the periods in which it is earned, generally the term of the program or as the debit card is used.

Accounts receivable - Included in accounts receivable are fees generated from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of June 30, 2012 and December 31, 2011 was $183,075 and nil, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of June 30, 2012 and December 31, 2011, the Company has not established an allowance for doubtful accounts, in addition the Company had not provided for, or written off, accounts receivable during the six months ended June 30, 2012 and 2011.

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of June 30, 2012 and December 31, 2011 was $625,698 and $2,277,620 respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the three and six months ended June 30, 2012 and 2011 were $73,857 and $152,984, $89,736 and $293,323, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and six months periods ended June 30, 2012 and 2011 are related to the Company’s PRC operations.

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

Income Tax

Private schools or colleges operated for reasonable returns, such as our subsidiary Tianlang, are subject to income taxes at 25% after January 1, 2008, but were sometimes subject to deemed amounts or preferential tax arrangement of income tax to be determined by the relevant tax authorities. Our subsidiary Tianlang had not yet charged for income taxes under current regulation. The Company is unable to accurately estimate the chance of having the Tianlang’s tax position being challenged by PRC tax authorities; therefore the Company did not record any tax liabilities in respect of Tianlang’s profits.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2012, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Owned Foreign Enterprises (“WOFE’s”) at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from income taxes during 2006 due to its classification as a WOFE. This exemption ended on December 31, 2006, at which time ZHLD qualified under the then current tax structure for a 50% reduction in the statutory income tax rates for the three years ended December 31, 2007, 2008 and 2009. For the years ended December 31, 2008 and 2007, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. In year 2010 ZHLD continued being qualified as a technology and software entity, and received a 15% statutory PRC income tax rate. The Company’s ZHTC, Changchun Nuoya and Harbin Nuoya subsidiaries are private schools not operated for reasonable returns and they are currently exempt from PRC taxation, as they operate business enterprises engaged in educational opportunities. The Company’s other subsidiaries, BHYHZ, ZHLDBJ, HYPX and ZHLDIT are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to a lack of earned income.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had deferred tax assets of $0 and $316,737 as of June 30, 2012 and December 31, 2011, respectively. In addition, the Company had recorded a deferred tax expense of $436,350, because of valuation allowance recognized for its deferred tax assets, and $14,101 for the quarter ended June 30, 2012 and 2011, respectively. Also the Company had recorded a deferred tax expense of $319,290 and deferred tax credit of $91,926 for the six months ended June 30, 2012 and 2011, respectively.

Value added tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax (“VAT”) promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, VAT is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, less any deductible VAT already paid by the taxpayer on purchases of goods and services. The Company records all revenues net of VAT.

Related party transactions/ balances - As of June 30, 2012 and December 31, 2011, the Company owed a stockholder $151,186 and $131,650, respectively, which is unsecured, interest-free and repayable on demand. During the three and six months period ended June 30, 2012 and 2011, the Company, through its subsidiary Tianlang, paid dividend of $31,629, $158,662, $0 and $0, respectively to a noncontrolling shareholder of Tianlang.

Stock-based compensation - The Company records compensation expense associated with stock-based awards and other forms of equity compensation. Such compensation would include the recording of cost resulting from all stock-based payment transactions including shares issued under its stock option plans. The Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company recorded stock-based compensation expenses of $1,277 and $35,609 respectively, for the three months ended June 30, 2012 and 2011. The Company also recorded stock-based compensation expenses of $3,919 and $1,158,965 for the six months ended June 30, 2012 and 2011, respectively.

Fair value of financial instruments - The Company has adopted newly issued generally accepted accounting principles with regards to fair value measurement for assets and liabilities that establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of these principles did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

Fair value is defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, current standards require the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of June 30, 2012 and December 31, 2011, respectively.

Cash and cash equivalents of approximately $71,536,556 and $73,597,159 as of June 30, 2012 and December 31, 2011, include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

Treasury stock - We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. When retired, the excess of the cost of treasury stock over its par value is allocated between retained earnings and additional paid-in capital.

Reclassifications - Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserve.

Recent accounting pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

-	During the second quarter of 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.
-	During the second quarter of 2012, the Company also adopted ASU No. 2011-05, Presentation of Comprehensive Income, which requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of the amended reporting guidance had no effect on our disclosures.

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

4.	Concentrations of business and credit risk

The majority of the Company’s bank accounts are with banks located in the PRC that are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

The Company is operating in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the US$ and the RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of June 30, 2012 and December 31, 2011, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $4,813,502 and $0, respectively, in funds in excess of FDIC insured amounts.

For the period ended June 30, 2012 and 2011, no single customer accounted for 10% or more of revenue.

Our subsidiaries ZHTC, Changchun Nuoya and Harbin Nuoya are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of June 30, 2012 and December 31, 2011, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $33,307,125, and $31,225,001, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Cash on Hand - China	$446,624	$139,078
Bank Deposits - China	65,941,615	73,120,006
Bank Deposits - US	5,148,317	338,075
	$71,536,556	$73,597,159

6.	Prepaid expenses

Prepaid expenses consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Prepaid rent	$362,105	$387,618
Prepaid online materials	295,599	302,340
Prepaid services and professional fees	9,510	286,281
Prepaid advertising	324,271	53,036
Other prepaid expenses	20,443	276,221
	$1,011,928	$1,305,496

7.	Note receivable

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, PRC. Pursuant to the Agreement, the Company manages the daily operations of NIT for ten years, for an annual management fee of RMB 10 million (approximately $1,549,331). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,869,678) will be paid by any party that defaults on the agreement.

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

As of June 30, 2012 and December 31, 2011, the balance of note receivable was $7,925,312 and $7,869,678, respectively. The increase in the balance of note receivable was mainly due to change in exchange rates of RMB against US$.

8.	Property and equipment

Property and equipment consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Buildings	$1,408,806	$1,398,917
Transportation vehicles	275,338	273,405
Communication equipment	13,205,928	13,113,226
Furniture and fixtures	3,407,693	3,694,726
Leasehold improvements	2,146,981	2,131,910
	20,444,746	20,612,184
Less: Accumulated depreciation	(8,162,734)	(6,409,048)
Property and equipment, net	$12,282,012	$14,203,136

For the three and six months ended June 30, 2012 and 2011, depreciation expenses totaled $1,052,308 and $576,945, $2,088,191and $1,218,855. For the three and six months ended June 30, 2012 and 2011, loss on disposal of fixed assets was $0 and $499,532, $15,818 and 641,444, respectively.

9.	Intangibles and capitalized software

Intangibles of the Company consisted of franchise rights on educational products, software, magazine rights, contest operation rights, domain name/brand name, course materials, student list and teacher list, and goodwill.

Franchise rights

The franchise rights owned by the Company consist of the following:

·	The ACCP training course is an authority for training software engineers under authorized training procedures with authorized textbooks;

·	The BENET training course is an authority for training internet engineers under authorized training procedures with authorized textbooks.

Capitalized software

The capitalized software of the Company consists of all the Company’s software, among which two main ones are the following:

·	The usage rights for job seekers is software to help university students to search jobs, post their resumes, and communicate with potential employers;

·	The usage right for learners is software to help elementary and secondary students to do assignments, test papers, and get instructions from teachers.

Intangible assets on acquisitions

In March 2011, the Company acquired a 60% controlling interest in Tianlang for a purchase price of RMB 35 million (approximately $5.3 million). The school had insignificant tangible assets or liabilities at the acquisition date. The entire estimated fair value of approximately $8.9 million has been allocated to the net identifiable assets of Tianlang; the intangible assets recorded are all subject to amortization.

In May 2011, the Company acquired a 100% ownership in Changchun Nuoya and Harbin Nuoya. The aggregate purchase price for the two schools was RMB 16 million (approximately $2.5 million). The schools had insignificant tangible assets or liabilities at the acquisition date. The entire estimated fair value of approximately $2.5 million has been allocated to the net identifiable assets of Changchun Nuoya and Harbin Nuoya; the intangible assets recorded are all subject to amortization.

Goodwill

HYPX (former New Shifan) was initially created to continue the operations of Beijing Shifan. The Company paid the original owner of Beijing Shifan RMB 7 million (approximately $1,056,970) to acquire the business including their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company has recorded the RMB 7 million (approximately $1,056,970) as goodwill. The Company performed an impairment test on this goodwill, and no impairment loss has been recognized as of June 30, 2012 and December 31, 2011.

In connection with our half year review process, we concluded for our group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, we conducted an impairment test for all the intangible assets which resulted in impairments as of June 30, 2012 and December 31, 2011 of $1,445,911 and $0, respectively, for Chuangchun Nuoya and Harbin Nuoya.

Intangibles and capitalized software consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
ACCP training course	$798,870	$793,263
BENET training course	55,954	55,560
Usage rights- Job Seekers	475,519	472,181
Usage rights- Learners	317,012	314,787
Domain names/brand names	9,437,292	9,412,135
Course materials	463,012	497,751
Student list	789,298	786,968
Teacher list	1,040,968	1,038,797
Goodwill	1,010,483	1,010,483
Others	1,528,431	1,447,716
	15,916,839	15,829,641
Less: Impairments	(1,445,911)	-
Less: Accumulated amortization	(4,425,219)	(3,409,021)
Intangible and capitalized software, net	$10,045,709	$12,420,620

For the three and six months ended June 30, 2012 and 2011, amortization expenses were $493,830 and $374,274, $993,075 and $419,561 respectively.

For the three and six months ended June 30, 2012 and 2011, impairment loss were $1,447,334, $0, $1,447,334 and $0, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Period/year ending December 31,
2012	$839,265
2013	1,678,530
2014	1,202,032
2015	998,092
2016	905,145
$5,632,064

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Accounts payable	$3,962	$3,935
Accrued payroll	243,862	187,523
Accrued expenses	12,943	174,912
Payable for leasehold improvements	-	912,882
Other payables	270,445	151,247
	$531,212	$1,430,499

11.	Stockholders’ equity

The Company had no significant equity transactions during the quarter ended June 30, 2012.

12.	Warrants and options

All the number of shares below is reflected after a one-for-three reverse stock split performed in 2011.

Warrants

For six months ended June 30, 2012 and the year ended December 31, 2011, the Company did not grant any warrants.

As of June 30, 2012 and December 31, 2011, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options

During the three and six months ended June 30, 2012 and 2011, the Company did not grant any stock options. The total stock based compensation was $1,277 and $3,919, respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of June 30, 2012 there are 52,667 options with a weighted average exercise price of $2.67 and a weighted average remaining life of 1.85 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from about 3 months to 2.10 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of June 30, 2012, a total of approximately $4,076 in unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.10 years. The intrinsic value for exercisable options as of June 30, 2012 is $0 due to the market price is lower than exercise price.

Stock option activity for the quarter ended June 30, 2012 is summarized as follows:

	Shares underlying options	Weighted average Exercise Price
Outstanding as of December 31, 2011	184,447	$7.45
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	(131,780)	9.36
Outstanding as of June 30, 2012	52,667	$2.67
Exercisable and vested as of June 30, 2012	45,115	$2.67

The following table summarizes the Company’s stock options outstanding at June 30, 2012.

Exercise price	Outstanding June 30, 2012	Weighted average remaining life in years	Number exercisable
$2.67	52,667	1.85	45,115
	52,667		45,115

13.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and six months ended June 30, 2012 and 2011, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Six months ended
	June 30,
	2012	2011
Net (loss) income to common shareholders	$(4,093,894)	$1,977,773

Weighted average shares outstanding - basic	10,582,530	10,424,506
Effect of dilutive securities	-	-
Weighted average shares outstanding - diluted	10,582,530	10,424,506

(Loss) Income per share – basic and diluted	$(0.39)	$0.19

	Three months ended
	June 30,
	2012	2011
Net (loss) income to common shareholders	$(3,979,735)	$2,152,302

Weighted average shares outstanding - basic	10,582,530	10,441,608
Effect of dilutive securities	-	-
Weighted average shares outstanding - diluted	10,582,530	10,441,608

(Loss) Income per share – basic and diluted	$(0.38)	$0.21

During the three and six months ended June 30, 2012 and 2011 options to purchase 52,667 and 141,780 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

14.	Commitments and contingencies

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

On December 5, 2011, the plaintiffs in the class action filed a Consolidated Second Amended Complaint alleging claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, Xiqun Yu, Zibing Pan, Susan Liu, and Chunqing Wang, and alleging claims under Section 20(a) of the Securities Exchange Act of 1934 against Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang.  The Company answered the Consolidated Second Amended Complaint on January 5, 2012.  On April 6, 2012, the Court ruled on motions to dismiss the Consolidated Second Amended Complaint filed by James Hsu, Liansheng Zhang, and Yizhao Zhang, the only other defendants served to date, denying the motions of James Hsu and Yizhao Zhang but granting (with leave to replead) that of Liansheng Zhang.  After the plaintiffs elected not to amend their pleadings, James Hsu and Yizhao Zhang answered the Consolidated Second Amended Complaint on May 7, 2012.  The parties to the consolidated securities class action have recently reached an agreement in principle to settle the case, subject to court approval.

In addition, on October 28, 2011, a derivative lawsuit was filed on behalf of the Company in the U.S. District Court for the Central District of California against Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang for alleged breaches of fiduciary duties based on facts similar to those alleged in the class action.  The derivative lawsuit is Padnos v. Yu, et al., No. 11-cv-08973 (CAS) (JCx) (C.D. Cal.).  The parties signed an agreement to settle the derivative lawsuit on July 13, 2012 .  The settlement agreement, which is subject to preliminary and final approval by the Court, requires the Company to implement certain corporate governance reforms, and provides for the payment of the plaintiff's attorneys' fees.

The company has determined that the contingent loss in connection with the above cases be reasonably possible. In accordance with ASC 450, the Company is required to record a charge to current operations. However, since the Company is unable to estimate the amounts and the probability of the challenges or situation discussed above, the Company did not record or disclose the estimated loss.

Minimum Lease Commitments

The Company has nine office leases and training center leases which expire at various dates from January 2013 through September 2017. The Company recorded an aggregate of $296,031 and $278,047, $607,737 and $363,897 as rent expenses for the three and six months ended June 30, 2012 and 2011, respectively. Rental commitments for the 5 years after June 30, 2012 are as follows:

Period/year ending December 31,
2012	$494,916
2013	1,120,063
2014	664,647
2015	380,658
2016	249,355
$2,909,639

15.	Operating Risk

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

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to US$ on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows for certain Chinese corporation to be owned by a United States corporation. If the PRC government changes the laws or regulations, the Company’s ability to operate in the PRC could be affected.

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in the PRC. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this quarterly report.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of property and equipment, bad debts, impairment, net intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

We also provide on-site teaching services and have training facilities in Heilongjiang, Jilin, Liaoning, and Beijing, which can accommodate approximately 10,000 students. These classes complement our on-line education services. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We charge tuition fees for these classes.

We generate revenue through our website by selling prepaid debit cards to our subscribers. These debit cards permit the subscriber to download materials from our website over a specified period, usually one year. We recognize revenue from the debit cards when the students use the debit cards to purchase our products. To the extent that the debit cards expire unused, we recognize the remaining balance of the debit card at that time. We also recognize revenue from our other online education business including the sale of advertisement on our website. We recognize revenue from our training center’s classes ratably over the term of the course, and we recognize revenue from face-to-face tutorials with students who attend our training courses.

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

Because the purchase of both our on-line and our training center is made from discretionary funds, our business is dependent upon both the economy of the PRC and the perception of students that they will benefit from improving their ability to perform well on standardized entrance exams for middle school, high school and university.

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

We are in the process of introducing new services aimed at students who want to attend vocational school. These students include high school students who do not intend to continue their education at universities and university graduates who are looking for employment. The core business for our vocation education will be in three main areas: vocation training, vocational certification, and career development for college graduates. We have collaborated with the National Vocational Education Association of China in setting up www.360ve.com, which provides information regarding vocation training schools and vocation training both on-line and on-site at our training centers.

On April 18, 2008, ZHLD, our subsidiary, entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. ZHLD contributed RMB 3,000,000 (approximately $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately $445,000) towards the registered capital of Harbin New Discovery Media Co., Ltd. In return for their respective contributions, ZHLD will own a 49.02% equity interest and Newspaper Group will own a 50.98% equity interest, respectively, in Harbin New Discovery Media Co., Ltd. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests.

Pursuant to the terms of the supplementary agreement, Newspaper Group assigned all their rights in the “Scientific Discovery”, a scientific information newspaper with a focus on education to introduce scientific knowledge to elementary and secondary students exclusively, to the joint venture company, Harbin New Discovery Media Co., Ltd. In the event that the rights to “Scientific Discovery” expire because of reasons other than a change in government policies and an inability to defend against or resist such changes, Newspaper Group is liable to ZHLD for twice the latter’s registered contribution in the joint venture in liquidated damages. The transaction closed on July 7, 2008 and as a result, Harbin New Discovery Media Co., Ltd. is now a 49.02% owned equity investment of ZHLD, referred to as a long-term investment on the balance sheet. Due to our corporate restruction at the end of 2011, and based on the performance of Harbin New Discovery Media Co., Ltd., we have fully impaired this investment.

On January 4, 2009, China Education Alliance’s subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB 425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of RMB500,000 (approximately $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, to hold 20% of its equity interest of ZHLDBJ on its behalf. ZHLDBJ will be involved in project called the “Zhong He Win-Win Program”, which is designed to fit the needs of Chinese entrepreneurs and to improve their leadership, management and marketing skills. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

On February 3, 2010, the Company announced that through its wholly owned subsidiary, ZHLD, it has incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. ("New Shifan"), with a registered capital of RMB 1.95 million (approximately $284,962). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed its name to Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX, and authorized Mr. Xiqun Yu to hold the 35% equity interest on its behalf. Also in November 2011, HYPX increased its share capital to RMB 2 million (approximately $298,567). In January 2012, due to the change in government regulations, the Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. HYPX focuses on expansion of our training centers in Beijing, and development of extensive marketing strategy to establish new markets in other main cities.

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

In connection with the Management Agreement, the Company entered into a loan agreement (the “Loan Agreement”), pursuant to which we will loan NIT RMB 50 million (approximately $7,869,678) to build training facilities and NIT will repay the RMB 50 million in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The assets of certain guarantors secure the loan. As of June 30, 2012, the Company loaned NIT RMB 50 million (approximately $7,925,312) and we have received RMB 5 million (approximately $793,311) in interest and $0 in principal for six months ended June 30, 2012. Currently, we receive 20 % annual interest income due quarterly.

On February 25, 2011, the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, PRC. Pursuant to the Share Transfer Agreement, the Company purchased 60% of the interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately 0.5 million) as working capital for Tianlang, respectively. After the execution of the Share Transfer Agreement, Tianlang has established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder.

The acquisition of Tianlang was completed in April 2011, and the Company is currently co-managing Tianlang with the previous majority owner.

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

On May 31, 2011, the Company entered into share transfer agreements with the shareholders of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools that have over 1,000 current students based in the PRC. Pursuant to the share transfer agreements, the Company purchased 100% ownership of each of the two schools for RMB 8 million (approximately $1.23 million).

On September 26, 2011, we effected a one-for-three reverse stock split of our issued and outstanding common stock. As a result, all common stock based data in our discussion of results of operation and financial condition has been retroactively restated to reflect this reverse stock split.

We have recently added a platform for training agencies and schools to offer their services, and we offer job search guidance and career planning courses to college graduates through this platform. This business has become part of our online education business, since it is currently largely an Internet-based activity.

Our current activities are primarily conducted in the northeastern provinces of the PRC. PRC has about 150 million students aged 6 -18, who are the target of our education services. There are about 10 million students in the 6-18 age group in the northeastern provinces of the PRC. Because we serve approximately 500,000 – 600,000 students, only 5% of the students in our primary market, we believe that we have great potential to grow. Our growth will depend on how we penetrate and expand our market. Our expansion may take the form of organic growth and/or acquisitions and the key to our growth will be increased student enrollment.

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

Intangible assets and capitalized software, which we acquired from third parties, are amortized over the lives of the rights agreements, which are two to five years. We evaluate the carrying value of the franchise rights during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Due to the change of circumstances, we have performed the impairment test on our intangible assets and the goodwill as at June 30, 2012, as result, we recognized impairment loss of $1,447,334 and recorded in the current period accordingly.

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

The Company engages an advertisement agency to manage its on-line advertisement revenue. Per the contract with this agency, upon posting of an on-line advertisement on the Company’s website, the Company is entitled to share with the agency 50% of the amount charged to the on-line advertiser. The Company recognizes revenue upon posting of an advertisement on their web-site. The agency is responsible for collection of all ad revenue from advertisers. The agency is required to make their remittance for on-line advertising six months after on-line ads are posted on our website.

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

We have granted options under the 2009 Incentive Stock Plan and 2011 Incentive Stock Plan to our officers, directors or key employees to purchase 152,000 and 52,667 shares of common stock of the Company, respectively. To the extent that we do adopt such plans in the future, such grants will be valued at the granting date and expensed over the applicable vesting period.

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

-	During the second quarter of 2012, the Company adopted Accounting Standards Updates (“ASU”) No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

-	During the second quarter of 2012, the Company also adopted ASU No. 2011-05, Presentation of Comprehensive Income, which requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of the amended reporting guidance had no effect on our disclosures.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

The following table sets forth information from our statements of operations for the three months ended June 30, 2012 and 2011:

	(Dollars)
	Three Months Ended June 30
	2012		2011

Revenue	$3,070,887	100%	$9,723,108	100%
Cost of revenue	2,404,910	78%	2,758,280	28%
Gross Profit	665,977	22%	6,964,828	72%
Income/(loss) from operations	(2,746,181)	-89%	2,204,210	23%
Other income/(Expense)	(962,945)	-31%	(46,940)	0%
Income/(loss) before income taxes	(3,709,126)	-121%	2,157,270	22%
Provision for income taxes	(436,382)	-14%	215,904	2%
Net income/(loss)	(4,145,508)	-135%	2,373,174	24%
Less: Net loss attributable to the noncontrolling interest	(165,773)	5%	220,872	-2%

Net income/(loss)-attributable to the Company and Subsidiaries	(3,979,735)	-130%	2,152,302	22%

Revenue

Revenue for the three months ended June 30, 2012 (the “June 30, 2012 Quarter”) decreased by $6,652,221, or 68%, to $3,070,887 from $9,723,108 for the three months ended June 30, 2011 (the “June 30, 2011 Quarter”).

Revenue from the online education division include revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $4,031,358, or 76%, to $1,248,318 for the June 30, 2012 Quarter from $5,279,676 for the June 30, 2011 Quarter.

Revenue from the training center division is comprised of tuition from examination-orientated after school training classes, language training classes, vocational training classes etc. Revenue generated by the training center division decreased by $2,620,863, or 59% to $1,822,569 for the June 30, 2012 Quarter from $4,443,432 for the June 30, 2011 Quarter.

The decline in revenue for the June 30, 2012 Quarter was a result of decline in revenue across all of our business, most notably within our online education division. We believe revenue was affected by external factors including slowdown in PRC economic growth, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decline in interest of existing and new students, which resulted in decrease in student enrollments and led to the decline in revenue as compared to the June 30, 2011 Quarter. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. Additionally, we are seeking to establish more onsite training centers and optimize the operation of existing training centers. As such, we predict that revenue from our training centers will recover after we set up more training centers and our efforts to optimize training center operation take effect.

Cost of Revenue

Our overall cost of revenue decreased by $353,370 or 13% to $2,404,910 for the June 30, 2012 Quarter, as compared to $2,758,280 for the June 30, 2011 Quarter.

Cost of revenue for the online education business comprises cost of obtaining new materials to offer students, depreciation related to computer equipment and software and direct labor cost. Direct labor cost in connection with the maintenance and operation of our websites are fixed costs whereas the costs for purchase of materials and deprecation of equipment and software are variable costs. While the direct labor cost usually stays stable, the costs for purchase of materials and depreciation of equipment and software vary as we purchase new materials, equipment and software. The cost of revenue for the online education division increased by $48,470 or 3% to $1,667,990 for the June 30, 2012 Quarter, as compared to $1,619,520 for the same period in 2011 as a result of a slight increase in variable costs including costs for the purchase of new examination papers, tutorial materials, and amortization associated with the materials. In order to keep our online education material up-to-date and competitive, we continually purchase new study materials. To efficiently control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are salaries and the amortization of intangible assets. Cost of revenue for the training center division decreased by $401,840 or 35% to $736,920 for the June 30, 2012 Quarter, as compared to $1,138,760 for the June 30, 2011 Quarter. The decrease in cost of revenue was mainly attributable to decrease in revenue. However, cost of revenue did not decrease in proportion to the decrease in revenue as a result of increase in salaries. The Company has suffered high staff turnovers due to previously reported untruthful allegations about the Company’s businesses, which adversely affected the Company’s revenue. In order to improve the performance of the training center division, the Company offered higher salaries to retain reputable teachers. Increase in salary for non-faculty staff also contributed to the increase in salaries paid.

The flowing table sets forth information as to the gross margin for our two lines of business for the three months ended June 30, 2012 and 2011:

(Dollars)

	Three Months Ended June 30,
	2012		2011
Online Education	$		$

Revenue		1,248,318		5,279,676
Cost of revenue		1,667,990		1,619,520
Gross profit / (loss)		(419,672)		3,660,156
Gross margin		(34)%		69%

Training Center Revenue

Revenue		1,822,569		4,443,432
Cost of revenue		736,920		1,138,760
Gross profit		1,085,649		3,304,672
Gross margin		60%		74%

The online education division’s gross margin decreased to negative 34% for the June 30, 2012 Quarter from 69% for the June 30, 2011 Quarter due to the decrease in online education revenue and increase in cost of revenue. We expect the cost of revenue for the online education division will remain stable in the future provided that the general economic condition and our business plan remain substantially similar.

The gross margin of our training center division decreased to 60% for the June 30, 2012 Quarter from 74% for the June 30, 2011 Quarter due to the decrease in revenue and increase in costs associated with establishment of new training centers. In the future we expect the cost of revenue of our training center division to continue to increase as a result of the establishment of more onsite training centers as we are aiming to gain more market shares in the major cities throughout the PRC.

Selling Expenses

Selling expenses include media advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $1,908,056 or 61% to $1,209,551 for the June 30, 2012 Quarter, from $3,117,607 for the June 30, 2011 Quarter. The decrease in selling expenses was a result of the decrease in revenue, mainly the decrease in sales commissions in the online education division.

Administrative Expenses

Administrative expenses increased by $129,724 or 11%, to $1,367,628 for the June 30, 2012 Quarter, as compared to $1,237,904 for the June 30, 2011 Quarter. This was mainly due to the increase in expenses relating to depreciation and amortization, training center rentals, and office expenses. Depreciation and amortization increased by $429,872, or 106%, to $834,979 for the June 30, 2012 Quarter, as compared to $405,107 for the June 30, 2011 Quarter as a result of the purchase of fixed assets and intangible assets during the June 30, 2012 Quarter. In the future we expect the administrative expenses to continue to increase because of the expansion of our onsite training centers for purposes of gaining more market shares.

Intangible Asset Impairment

In connection with our half year review process, we concluded for our group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, we conducted an impairment test for all the intangible assets which resulted in an impairment loss of $1,447,334 for Chuangchun Nuoya and Harbin Nuoya being recorded in the current quarter.

Interest Income

Interest income as of June 30, 2012 was $479,709, representing an increase of $16,953 or 4%. As we are receiving fixed interest from NIT, the increase was due to the exchange rate differences between the comparable periods.

Income Taxes

The provision for income tax increased by $652,286, or 302%, from current income tax credit of $215,904 for the June 30, 2011 Quarter, which is mainly due to deferred tax expense of $436,382 for the June 30, 2012 Quarter. In 2012, the applicable income tax rate is 15% for ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Changchun Nuoya and Harbin Nuoya are currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, and HYPX are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having incurred income since inception.

Net Income/Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $3,979,735, or negative return of $0.38 per share basic and diluted, for the June 30, 2012 Quarter, as compared to net income of $2,152,302 or $0.21 per share basic and diluted, for the June 30, 2011 Quarter. The basic weighted average shares outstanding and diluted weighted average shares outstanding were 10,582,530 for the June 30, 2012 Quarter, and the June 30, 2011 Quarter, respectively.

Comparison of the Six Months Ended June 30, 2012 and 2011

The following table sets forth information from our statements of operations for the six months ended June 30, 2012 and 2011:

	(Dollars)
	Six Months Ended June 30
	2012		2011

Revenue	$7,880,494	100%	$16,723,620	100%
Cost of revenue	5,012,881	64%	5,135,806	31%
Gross Profit	2,867,613	36%	11,587,814	69%
Income (loss) from operations	(3,462,976)	-44%	1,633,146	10%
Other income/(Expense)	(503,572)	-6%	195,229	1%
Income (loss) before income taxes	(3,966,548)	-50%	1,828,375	11%
Provision for income taxes	(319,322)	-4%	321,930	2%
Net income (loss)	(4,285,870)	-54%	2,150,305	13%
Less: Net income (loss) attributable to the noncontrolling interest	(191,976)	-2%	172,532	-1%
Net income (loss) attributable to the Company and Subsidiaries	(4,093,894)	-52%	1,977,773	12%

Revenue

Revenue for the six months ended June 30, 2012 decreased by $8,843,126, or 53%, to $7,880,494 as compared to $16,723,620 for the six months ended June 30, 2011. Revenue from the online education division decreased by $5,941,938, or 64% to $3,311,407 for the six months ended June 30, 2012 as compared to $9,253,345 for the same period in 2011. Revenue from the training center division decreased by $2,901,188, or 39% to $4,569,087 for the six months ended June 30, 2012 as compared to $7,470,275 for the six months ended June 30, 2011.

The decline in revenue for the six months ended June 30, 2012 was a result of decline in revenue across all of our business, most notably within our online education division. We believe revenue was affected by external factors including slowdown in the PRC economic growth, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decrease in student enrollments as compared to the same period in 2011 and led to the decline in revenue. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. Additionally, we are seeking to establish more onsite training centers and optimize the operation of existing training centers. As such, we predict that revenue from our training centers will recover after we set up more training centers and our efforts to optimize training center operation take effect.

Cost of revenue

Our overall cost of revenue decreased by $122,925 or 2% to $5,012,881 for the six months ended June 30, 2012 as compared to $5,135,806 for the six months ended June 30, 2011.

Cost of revenue for the online education business comprises cost of obtaining new materials to offer students, depreciation related to computer equipment and software and direct labor cost. Direct labor cost in connection with the maintenance and operation of our websites are fixed costs whereas the costs for purchase of materials and deprecation of equipment and software are variable costs. While the direct labor cost usually stays stable, the costs for purchase of materials and depreciation of equipment and software vary as we purchase new materials, equipment and software. The cost of revenue for the online education division increased by $113,835 or 3% to $3,434,765 for the six months ended June 30, 2012 as compared to $3,320,930 for the six months ended June 30, 2011 as a result of a slight increase in variable costs including costs for the purchase of new examination papers, tutorial materials, and amortization associated with the materials. In order to keep our online education material up-to-date and competitive, we continually purchase new study materials. To efficiently control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

Cost of revenue for our training center division is mainly consisted of salaries and the amortization of intangible assets. Cost of revenue for the training center division decreased by $236,760 or 13% to $1,578,116 for the six months ended June 30, 2012 as compared to $1,814,876 for the six months ended June 30, 2011. The decrease in cost of revenue was mainly attributable to decrease in revenue. However, cost of revenue did not decrease in proportion to the decrease in revenue as a result of increase in salaries. The Company has suffered high staff turnovers due to previously reported untruthful allegations about the Company’s businesses, which adversely affected the Company’s revenue. In order to improve the performance for the training center division, the Company offered higher salaries to retain reputable teachers. Increase in salary for non-faculty staff also contributed to the increase in salaries paid.

The flowing table sets forth information as to the gross margin for our two lines of business for the six months ended June 30, 2012 and 2011:

(Dollars)

	Six Months Ended June 30,
	2012		2011
Online Education	$		$

Revenue		3,311,407		9,253,345
Cost of revenue		3,434,765		3,320,930
Gross profit		(123,358)		5,932,415
Gross margin		(4)%		64%

Training Center Revenue

Revenue		4,569,087		7,470,275
Cost of revenue		1,578,116		1,814,876
Gross profit		2,990,971		5,655,399
Gross margin		65%		76%

The gross margin of the online education division decreased to negative 4% for the six months ended June 30, 2012, from 64% for the six months ended June 30, 2011 due to decrease in revenue and increase in cost of revenue. We expect the cost of revenue for the online education division will remain stable in the future provided that the general economic condition and our business plan remain substantially similar.

The gross margin of the training center division decreased to 65% for the six months ended June 30, 2012 from 76% for the six months ended June 30, 2011. The decrease was mainly due to decrease in revenue and increase in costs associated with establishment of new training centers. We expect the cost of revenue of our training center division to continue to increase as a result of the establishment of more onsite training centers as we are aiming to gain more market shares in the major cities throughout the PRC.

Selling Expenses

Selling expenses include advertising expenses, consulting fees and commissions associated with sales of our education debit cards. Selling expenses decreased by $3,265,518 or 59% to $2,278,386 for the six months ended June 30, 2012 from $5,543,904 for the six months ended June 30, 2011. Decrease in sales was the most significant factor that caused decrease in selling expenses.

Administrative expenses

Administrative expenses decreased by $1,295,182 or 35%, to $2,392,613 for the six months ended June 30, 2012 as compared to $3,687,795 for the six months ended June 30, 2011. This increase was mainly due to the increase in depreciation and amortization of $936,621, or 130% to $1,659,590 for the six months ended June 30, 2012, as compared to $722,969 for the six months ended June 30, 2011, as a result of the purchase of fixed assets and intangible assets during the first two quarters of 2012.

Intangible Asset Impairment

In connection with our half year review process, we concluded for our group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, we conducted an impairment test for all the intangible assets which resulted in an impairment loss of $1,447,334 for Chuangchun Nuoya and Harbin Nuoya being recorded in the current quarter.

Interest income

Interest income for six month period ended June 30, 2012 were $962,645, representing an increase of $55,953 or 6%, as compared to $906,692 for the same period in 2011. As we are receiving fixed interest from NIT, the increase was mainly due to the exchange rate differences between the comparable periods.

Income Taxes

The provision for income tax increased by $641,252, or 199%, from tax credit of $321,930 for the six month ended June 30, 2011, which is mainly due to deferred tax expense of $319,322 for the six months ended June 30, 2012. In 2012, the applicable income tax rate for the Company and ZHLD is 15%, as both have been approved by the local government as businesses promoting high technology industry. Without this government approval, the regular Chinese statutory tax rate is at 25%. The Company’s ZHTC subsidiary is currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ and HYPX are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception, due to recurring losses or no income incurred since inception.

Net Income/Loss

As a result of the foregoing, the Company had a net loss attributable to the Company and its subsidiaries of $4,093,894, or negative return of $0.39 per share basic and diluted, for the six months ended June 30, 2012, as compared to net income of $1,977,773, or $0.19 per share, basic and diluted, for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and accounts receivable. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement, prepaid rent, and other prepayments. Our accounts receivable are primarily from our advertising business on our website.

At June 30, 2012, we had cash and cash equivalents of $71,536,556, a decrease of $2,060,603 or 2.8%, from $73,597,159 at December 31, 2011. This decrease was primarily due to decrease in net income during the six months ended June 30, 2012.

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. Total accounts receivable were $183,075 and nil as of June 30, 2012 and December 31, 2011, respectively.

Our net cash used in operating activities was $2,362,072 for the six months ended June 30, 2012, a decrease of $8,610,966 or 138% from net cash provided by operating activities of $6,248,894 for the six months ended June 30, 2011. This decrease was due to (1) decrease in net income from $2,150,305 for the six months ended June 30, 2011 to net loss of $4,285,870 for the six months ended June 30, 2012; (2) an increase in depreciation and amortization of $1,442,848 because of the increase in amortization from the acquisition of three schools during the year of 2011; (3) a decrease in stock based compensation of $1,155,046 because the option expenses have been amortized to nil for the options granted under the 2009 Stock Incentive Plan; (4) an impairment loss of $1,447,334 on the investments in Changchun Nuoya and Harbin Nuoya due to the changes in the current demand and future prediction for services provided by these two schools.

Our cash used in investing activities was $36,434 for the six months ended June 30, 2012, a decrease of $5,979,725 from $6,016,159 for the six months ended June 30, 2011. The main reason for decrease in cash used in investing activity was the acquisition of a 60% ownership interest in Tianlang in 2011.

As of June 30, 2012, we had working capital of $72,033,239, an increase of $850,081 from working capital of $71,183,158 at December 31, 2011. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

Accounts payable and accrued expenses for the six months ended June 30, 2012 were $908,897, an increase of $727,181 or 400% as compared to $181,716 for the six months ended June 30, 2011. Deferred revenues during the six months ended June 30, 2012 generated negative flow of $1,669,664, a decrease of $3,048,010 from $1,378,346 for the six months ended June 30, 2011. Deferred revenue reflects the unearned portion of debit cards sold in the online education division and unearned tuition from training centers, the decrease in deferred revenue indicated the decrease in sales of debit cards, and decrease in enrollments for the onsite training classes.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2012. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

In order to mitigate the material weakness to fullest extent possible, we have taken and are implementing the following measures:

☐	We have established an audit committee to oversee our accounting and financial reporting;

☐	We have taken measures to strengthen our accounting department in the year of 2011, including employment of US GAAP experts and appointment of a more qualified Chief Financial Officer. Additionally, we have appointed an Audit Committee member with strong auditing related experience to oversee and improve the quality of our financial reporting.

☐	We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in the PRC who test and monitor the implementation of our accounting and internal control procedures;

☐	We are also seeking additional qualified in-house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter;

☐	We are in the process of completing the review and revision of the documentation of our internal control procedures and policies;

☐	We intend to provide training to our employees in the PRC to ensure that the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 5, 2011, the plaintiffs in the class action filed a Consolidated Second Amended Complaint alleging claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, Xiqun Yu, Zibing Pan, Susan Liu, and Chunqing Wang, and alleging claims under Section 20(a) of the Securities Exchange Act of 1934 against Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang.  The Company answered the Consolidated Second Amended Complaint on January 5, 2012.  On April 6, 2012, the Court ruled on motions to dismiss the Consolidated Second Amended Complaint filed by James Hsu, Liansheng Zhang, and Yizhao Zhang, the only other defendants served to date, denying the motions of James Hsu and Yizhao Zhang but granting (with leave to replead) that of Liansheng Zhang.  After the plaintiffs elected not to amend their pleadings, James Hsu and Yizhao Zhang answered the Consolidated Second Amended Complaint on May 7, 2012.  The parties to the consolidated securities class action have recently reached an agreement in principle to settle the case, subject to court approval.

In addition, on October 28, 2011, a derivative lawsuit was filed on behalf of the Company in the U.S. District Court for the Central District of California against Xiqun Yu, Zibing Pan, Susan Liu, Chunqing Wang, James Hsu, Liansheng Zhang, and Yizhao Zhang for alleged breaches of fiduciary duties based on facts similar to those alleged in the class action.  The derivative lawsuit is Padnos v. Yu, et al., No. 11-cv-08973 (CAS) (JCx) (C.D. Cal.).  The parties signed an agreement to settle the derivative lawsuit on July 13, 2012 .  The settlement agreement, which is subject to preliminary and final approval by the Court, requires the Company to implement certain corporate governance reforms, and provides for the payment of the plaintiff's attorneys' fees.

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

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company is relying upon the applicable 30-day grace period for the initial filing of its Interactive Date File required to contain detail-tagged footnotes or schedules. The Company intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q with the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: August 20, 2012	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)

