Form 10-Q/A
period 2012-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2012-09-04
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1) to China Education Alliance, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 20, 2012, is being filed solely to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibits 101 to this Amendment No. 1 to Form 10-Q furnish the following items in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv)the Notes to the Company’s Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibits 101 described above.  This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.2	Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4	Articles of Share Exchange of China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on September 26, 2011 is incorporated herein by reference to Exhibit 3.6 to the Form 10-K filed with the SEC on April 16, 2012.

3.7	By Laws of China Education Alliance, Inc. are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).

4.1	China Education Alliance, Inc. 2009 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on June 19, 2009.

4.2	China Education Alliance, Inc. 2011 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Form S-8 filed with the SEC on July 1, 2011.

10.1	Stock Transaction Agreement between and among China Education Alliance, Inc. and the former owners of Harbin Zhonghelida Educational Technology Co., Ltd., a wholly owned subsidiary of China Education Alliance, Inc. is incorporated herein by reference to Exhibit 10.3 to China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.2	Organization Constitution of Heilongjiang Zhonghe Education Training Center, a wholly owned subsidiary of the Company, dated June 15, 2005, is incorporated herein by reference to Exhibit 10.4 to China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.3	Business licenses of Harbin Zhong He Li Da Educational Technology Company Limited, a wholly owned subsidiary of China Education Alliance, Inc. is incorporated herein by reference to Exhibit 10.5 to China Education Alliance, Inc.’s Form 10-KSB for the year ended December 31, 2005 and filed with the SEC on April 17, 2006.

10.4	Product Commission Process Contract dated March 2, 2006, with Tianjin Huishi Printing Products Co., Ltd. is incorporated herein by reference to Exhibit 10.6 to China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.5	Consulting Agreement with Conceptual Management Limited dated March 20, 2006 is incorporated herein by reference to Exhibit 10.8 to China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

10.6	Form of Secured Promissory Note dated September 29, 2006, by China Education Alliance, Inc. is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.7	Stock Pledge Agreement dated September 29, 2006, between Xiqun Yu and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.8	Guarantee Agreement dated as of September 29, 2006, among Harbin Zhong He Li Da Jiao Yu KeJi You Xian Gong Si, Heilongjiang Zhonghe Education Training Center, Harbin Zhonghelida Educational Technology Company Limited, Xinqun Yu, and SBI Advisors, LLC, as Agent is hereby incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report of China Education Alliance, Inc. filed with the SEC on November 1, 2006.

10.9	Investor Relations Agreement dated November 1, 2006, between China Education Alliance, Inc. and Taylor Rafferty Associates, Inc. is incorporated herein by reference to Exhibit 10.3 to the Form 10-QSB quarterly report of the Company for the period ended June 30, 2006.

10.10	Purchase Contract dated December 28, 2006, between Harbin Zhonghelida Education &Technology Co., Ltd. and Harbin Nangang Compass Computer Training School is incorporated herein by reference to Exhibit 10.11 to China Education Alliance, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007.

10.11	Securities Purchase Agreement dated as of May 8, 2007, among China Education Alliance, Inc., Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.12	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.13	3% Convertible Note issued to Eos Holdings is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.14	3% Convertible Note issued to Hua-Mei 21st Century Partners, LP is hereby incorporated herein by reference to Exhibit 99.4 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.15	Registration Rights Agreement, dated May 8, 2007, among China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.5 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.16	Closing Escrow Agreement, dated May 8, 2007, among China Education Alliance, Inc. , Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.6 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.17	Letter agreement dated May 8, 2007 between China Education Alliance, Inc. and SBI Advisors LLC, and related payment letter is hereby incorporated herein by reference to Exhibit 99.7 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on May 15, 2007.

10.18	Amendment dated as of May 23, 2007 to the Securities Purchase Agreement dated May 8, 2007, among China Education Alliance, Inc., Barron Partners, LP and the other investors named therein is hereby incorporated herein by reference to Exhibit 99.1 to the Form 8-K of China Education Alliance, Inc. y filed with the SEC on June 7, 2007.

10.19	3% Convertible Note issued to Barron Partners, LP is hereby incorporated herein by reference to Exhibit 99.2 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on June 7, 2007.

10.20	Closing Escrow Agreement, dated May, 2007, among China Education Alliance, Inc., Barron Partners, LP, the other investors named therein and the escrow agent named therein is hereby incorporated herein by reference to Exhibit 99.3 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on June 7, 2007.

10.21	Letter Agreement dated November 30, 2007, among China Education Alliance, Inc. , Barron Partners, LP and the other investors named therein is incorporated herein by reference to Exhibit 10.22 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. (File No. 333-146023) filed with the SEC on December 7, 2007.

10.22	Extracts of Office Rental Agreement dated January 28, 2006 by and between Vocational Education Organization Service Centre and Beijing Hua Yu Hui Zhong Technology Development Co., Limited is incorporated herein by reference to Exhibit 10.22 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10. 23	House Lease Contract dated January 29, 2006 by and between Beijing Yi De Zhi Bang Technology Limited and Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. is incorporated herein by reference to Exhibit 10.24 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10. 24	Employment Contract between Zhong He Li Da Education Technology Co., Ltd and Xiqun Yu dated August 9, 2004 is incorporated herein by reference to Exhibit 10.27 to the Form 10-KSB of China Education Alliance, Inc. filed with the SEC on March 31, 2008.

10.25	Underwriting Agreement dated as of September 29, 2009 by and between the Registrant and Rodman & Renshaw, LLC, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of China Education Alliance, Inc. filed with the SEC on September 30, 2009.

10.26	Employment Agreement dated as of March 1, 2011 between Alice Lee Rogers and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 4, 2011.

10.27	Employment Agreement dated as of November 30, 2011 between Cloris Li and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 30, 2011.

10.28	Translation of Appointment Agreement between the Company and Xiaohua Gu, dated June 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 30, 2011.

10.29	Management Agreement dated March 4, 2011 between Nanchang Institute of Technology and Registrant filed with the SEC on March 7, 2011.

10.30	Share Transfer Agreement dated March 14, 2011 between the shareholder of Harbin Tianlang Culture and Education School and the Registrant filed with the SEC on March 17, 2011.

10.31	Agreement dated March 21, 2011 between the Company and Nanchang Institute of Technology.

10.32	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Changchun City Chaoyang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 31, 2011.

10.33	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Harbin City Nangang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 31, 2011.

10.34	Lease Agreement, dated August 8, 2011, between Beijing Hua Yu Ping Xue Education Technology Co., Ltd. and Langfang Zhongzhi Pipe Real Estate Development Co., Ltd. is incorporated herein by reference to Exhibit 10.34 to the Form 10-K filed with the SEC on April 16, 2012.

10.35	Lease Agreement, dated March 16, 2009, between Harbin Tianlang Culture and Education School and Harbin Zhong Tian Heng Ji Real Estate Consulting Firm is incorporated herein by reference to Exhibit 10.35 to the Form 10-K filed with the SEC on April 16, 2012.

10.36	Lease Agreement, dated June 1, 2011, between Changchun City Chaoyang District Foreign Languages School and Changchun Kaidi Group Industry Co., Ltd. is incorporated herein by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on April 16, 2012.

10.37	Lease Agreement, dated May 15, 2011, between Harbin City Nangang District Nuoya Foreign Languages School and Harbin Gong Da Yang Guang Property Management Co., Ltd. is incorporated herein by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on April 16, 2012.

10.38	Lease Agreement, dated September 7, 2010, between Harbin Zhong He Li Da Education Technology, Inc., and China Overseas Plaza Property Co., Ltd. is incorporated herein by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on April 16, 2012.

10.39	Appointment Letter, dated June 17, 2009, between the Company and Yizhao Zhang is incorporated herein by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on April 16, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**

* Furnished herewith.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: September 4, 2012	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: September 4, 2012	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)