Form 10-Q
period 2012-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2012-11-14
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  001-34386

CHINA EDUCATION ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-2012361
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

58 Heng Shan Road, Kun Lun Shopping Mall
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2012, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$65,961,746	$73,597,159
Accounts receivable	111,568	-
Other receivables	801,644	652,526
Prepaid expenses and other current assets	845,057	1,305,496
Total current assets	67,720,015	75,555,181

Non-current Assets
Note receivable	7,912,644	7,869,678
Property and equipment, net	12,470,275	14,203,136
Intangibles and capitalized software, net	9,616,277	12,420,620
Deferred tax assets	-	316,737
Total non-current assets	29,999,196	34,810,171

Total Assets	$97,719,211	$110,365,352

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$380,243	$1,430,499
Deferred revenue	1,462,446	2,277,620
Income tax and other taxes payable	123,393	532,254
Due to a stockholder	232,106	131,650
Total current liabilities	2,198,188	4,372,023

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of September 30, 2012 and December 31, 2011, respectively; 137,512 and 137,512 shares held in treasury, as of September 30, 2012 and December 31, 2011, respectively)	10,583	10,583
Additional paid-in capital	40,940,620	40,936,106
Statutory reserve	3,792,161	3,792,161
Retained earnings	39,582,461	50,249,040
Accumulated other comprehensive income	10,072,969	9,267,585
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	93,421,722	103,278,403
Noncontrolling interests in subsidiaries	2,099,301	2,714,926
Total stockholders' equity	95,521,023	105,993,329

Total Liabilities and Stockholders' Equity	$97,719,211	$110,365,352

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(Restated)
Revenue
Online education revenue	$608,080	$5,411,113	$3,919,487	$14,664,458
Training center revenue	1,458,946	4,147,880	6,028,033	11,618,155
Total revenue	2,067,026	9,558,993	9,947,520	26,282,613

Cost of Revenue
Online education costs	2,052,518	1,596,687	5,487,283	4,917,617
Training center costs	828,969	1,170,677	2,407,085	2,985,553
Total cost of revenue	2,881,487	2,767,364	7,894,368	7,903,170

Gross Profit/(Loss)
Online education gross profit/(loss)	(1,444,438)	3,814,426	(1,567,796)	9,746,841
Training center gross profit	629,977	2,977,203	3,620,948	8,632,602
Total gross profit/(loss)	(814,461)	6,791,629	2,053,152	18,379,443

Operating Expenses
Selling expenses	2,610,144	2,199,186	4,888,530	7,743,090
Administrative expenses	2,833,040	1,358,716	5,225,653	5,046,511
Depreciation and amortization	735,966	475,871	2,395,556	1,198,840
Total operating expenses	6,179,150	4,033,773	12,509,739	13,988,441

Income/(Loss) from operations	(6,993,611)	2,757,856	(10,456,587)	4,391,002

Other Income (Expense)
Other Income/(Expense), net	500	(92,088)	(4,189)	(162,108)
Loss on disposal of property and equipment	(83,309)	(5,909)	(99,127)	(647,352)
Impairment loss on intangible assets	-	-	(1,446,003)	-
Interest income	453,472	470,406	1,416,117	1,377,098
Total other income/(Expense), net	370,663	372,409	(133,202)	567,638

Net Income/(Loss) Before Provision for Income Tax	(6,622,948)	3,130,265	(10,589,789)	4,958,640
Income taxes:
Current	-	(54,576)	(32)	175,429
Deferred	-	(77,883)	(318,997)	14,042

Net Income/(Loss)	(6,622,948)	2,997,806	(10,908,818)	5,148,111
Net Income/(Loss) attributable to the noncontrolling interests	(50,263)	(269,061)	(242,239)	(96,529)
Net Income/(Loss) - attributable to CEAI and Subsidiaries	$(6,572,685)	$3,266,867	$(10,666,579)	$5,244,640

Net Income/(Loss) per common stock-basic and diluted	$(0.62)	$0.31	$(1.01)	$0.50

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,503	10,582,530	10,568,979

The Components of Other Comprehensive Income
Net Income/(Loss)	$(6,572,685)	$3,266,867	$(10,666,579)	$5,244,640
Foreign currency translation adjustment	71,828	1,316,145	805,384	2,875,318

Comprehensive income/(loss)	$(6,500,857)	$4,583,012	$(9,861,195)	$8,119,958

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(10,908,818)	$5,148,111
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities
Depreciation and amortization - operating expenses	2,395,556	1,198,840
Depreciation and amortization - cost of revenue	2,131,445	-
Loss on disposal of fixed assets	99,127	641,444
Bad debt written off on other receivables	18,953	-
Impairment loss on intangible assets	1,446,003	-
Stock based compensation	4,514	1,161,211
Net changes in operating assets and liabilities
Accounts receivable	(111,754)	(155,739)
Prepaid expenses and other receivables	303,523	948,608
Deferred tax assets	318,996	(347,801)
Accounts payable and accrued liabilities	(1,058,601)	198,362
Income tax and other taxes payable	(408,861)	(519,030)
Deferred revenue	(828,987)	(281,873)
Net cash (used in) provided by operating activities	(6,598,904)	7,992,133

Cash flows from investing activities
Purchases of property and equipment	(1,421,353)	-
Proceeds from disposal of property and equipment	20,466	1,765,322
Cash used for acquisitions	-	(7,860,157)
Net cash used in investing activities	(1,400,887)	(6,094,835)

Cash flows from financing activities
Advance to a stockholder	99,903	-
Dividend paid to noncontrolling shareholders	(158,514)	-
Net cash used in financing activities	(58,611)	-

Effect of exchange rate changes on cash	422,989	735,434

Net increase (decrease) in cash and cash equivalents	(7,635,413)	2,632,732

Cash and cash equivalents at beginning of period	73,597,159	71,105,415

Cash and cash equivalents at end of period	$65,961,746	$73,738,147

Supplemental disclosure of cash flow information
Income tax paid	$92,832	$613,842

The accompanying notes are an integral part of these consolidated financial statements.

 China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

ZHLD’s subsidiary, Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the PRC on July 8, 2005 with a registered capital of $60,386 and is accounted for as a wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZHTC with 1% held in trust by Mr. Xiqun Yu, the Company’s CEO, for the benefit of China Education Alliance, Inc.

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

On January 4, 2009, the Company’s subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of RMB500,000 (approximately $73,067). In return for their respective contributions, ZHLD owns a 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu, the Company CEO, under a trust agreement, to hold 20% of its equity interest of ZHLDBJ on its behalf. ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training, in particular, in running the “Million Managers Training Program”, with the goal of improving participants’ management skills and designing a complete solution for the management, customers and suppliers. In 2011, we successfully developed another project called the “Zhong He Win-Win Program”, which is designed to satisfy the needs of Chinese entrepreneurs to improve their leadership, management and marketing skills, as well as bottom-line performance. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

In February 2010, the Company, through its wholly owned subsidiary ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid the original owner of Beijing Shifan RMB7 million (approximately $1,056,970) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematics, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. In September 2011, New Shifan changed its name to Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX without any consideration, and authorized Mr. Xiqun Yu, under a trust agreement, to hold the 35% equity interest on behalf of ZHLD. In November 2011, HYPX increased its share capital to RMB2 million (approximately $298,567). In January 2012, due to the changed government rules, the Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. HYPX is focusing on expanding our training centers in Beijing, and developing extensive marketing strategy to establish new markets in other main cities.

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

On February 25, 2011 the Company entered into a Share Transfer Agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, PRC. Pursuant to the Share Transfer Agreement, the Company purchased 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively. Tianlang had established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder.The acquisition of Tianlang was completed in April 2011. We are currently co-managing Tianlang with the previous majority owner. The Company and the previous majority owner will each share 60% and 40%, respectively, of the equity and profit interests of Tianlang.

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

In June 2012, the Company, through its wholly owned subsidiary, ZHLD, incorporated a new company in the PRC, Harbin Zhong He Li Da Information Technology Co., Ltd. (“ZHLDIT”) with a registered capital of RMB2 million. The Company authorized Mr. Yu under a trust agreement, to hold the 100% equity interest on behalf of ZHLD. ZHLDIT was established to initiate and design a platform for online education programs, and provide this effective and efficient communication service to all the teachers and students.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of September 30, 2012 and December 31, 2011. The Company’s cash at their US banks is in excess of statutorily insured limits at $4,679,442 and $0, as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company had cash at PRC banks not protected by FDIC totaling $60,907,786 and $73,119,961 respectively.

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

Intangibles - Intangibles consist of franchise rights on educational products, software, teacher list, student list, domain/brand name, course materials, goodwill, magazine rights and contest operation rights. Most intangible assets are amortized over the lives of the rights agreements, or their respective operational useful lives.

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. During the three and nine months ended September 30, 2012, the Company performed the impairment test on its intangible assets, and recorded $0 and $1,446,003, respectively as impairment loss. The Company did not record any impairment on intangibles during the same periods in 2011.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the periods ended September 30, 2012 and 2011.

	As of
	September 30, 2012	December 31, 2011
RMB: US$ exchange rate	6.3190	6.3535

	Nine months ended September 30,
	2012	2011
Average RMB: US$ exchange rate	6.3085	6.5482

Noncontrolling interest - Noncontrolling interest in the Company’s subsidiaries are recorded in accordance with the provisions of Financial Accounting Standard Board (“FASB”) Codification 810 Consolidation (“ASC 810”) and are reported as a component of equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Tuition from courses is recognized ratably over the period that fees are earned, typically the life of the course. The Company offers credits to students if they should withdraw, or are unable to complete their courses. Historically the issuances of credits have not been high with regards to tuition fees. The Company offers cash refunds on a limited basis based on individual circumstances.

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

Accounts receivable - Included in accounts receivable are fees generated from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivable as of September 30, 2012 and December 31, 2011 was $111,568 and nil, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of September 30, 2012 and December 31, 2011, the Company has not established an allowance for doubtful accounts, in addition the Company had not provided for, or written off, accounts receivable during the three and nine months ended September 30, 2012 and 2011.

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of September 30, 2012 and December 31, 2011 was $1,462,446 and $2,277,620 respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the three and nine months ended September 30, 2012 and 2011 were $868,907 and $155,086, $1,021,891 and $311,747, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and nine months periods ended September 30, 2012 and 2011 are related to the Company’s PRC operations.

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

Income Tax

Private schools or colleges operated for reasonable returns, such as our subsidiary Tianlang, are subject to income taxes at 25% after January 1, 2008, but were sometimes subject to deemed amounts or preferential tax arrangement of income tax to be determined by the relevant tax authorities. Our subsidiary Tianlang had not yet been charged income taxes under current regulation. The Company is unable to accurately estimate the chance of having the Tianlang’s tax position being challenged by PRC tax authorities; therefore the Company did not record any tax liabilities in respect of Tianlang’s profits.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2012, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by Wholly Owned Foreign Enterprises (“WOFE’s”) at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. ZHLD enjoyed a 100% exemption from income taxes during 2006 due to its classification as a WOFE. This exemption ended on December 31, 2006, at which time ZHLD qualified under the then current tax structure for a 50% reduction in the statutory income tax rates for the three years ended December 31, 2007, 2008 and 2009. For the years ended December 31, 2008 and 2007, ZHLD’s effective income tax rate was at 7.5%, based on having received a 50% exemption in the year ended December 31, 2007 when the prevailing effective tax rate was 30%, and an additional 50% exemption as ZHLD was a technology and software entity. During the year ended December 31, 2009, ZHLD obtained similar exemptions to those of the year ended December 31, 2008; however, the prevailing tax rate had a minimum threshold of 10% for the year ended December 31, 2009. In year 2010 ZHLD continued being qualified as a technology and software entity, and received a 15% statutory PRC income tax rate. The Company’s ZHTC, Changchun Nuoya and Harbin Nuoya subsidiaries are private schools not operated for reasonable returns and they are currently exempt from PRC taxation, as they operate business enterprises engaged in educational opportunities. The Company’s other subsidiaries- BHYHZ, ZHLDBJ, HYPX and ZHLDIT are taxed at the PRC statutory rate (25%), and have not accrued for taxes since inception, due to a lack of earned income.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had deferred tax assets of $0 and $316,737 as of September 30, 2012 and December 31, 2011, respectively. In addition, the Company had recorded a deferred tax expense of $0, because of valuation allowance recognized for its deferred tax assets, and $77,883 for the quarter ended September 30, 2012 and 2011, respectively. Also, the Company had recorded a deferred tax expense of $318,997 and deferred tax credit of $14,042 for the nine months ended September 30, 2012 and 2011, respectively.

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

Related party transactions/ balances - As of September 30, 2012 and December 31, 2011, the Company owed a stockholder $232,106 and $131,650, respectively, which is unsecured, interest-free and repayable on demand. During the three and nine months period ended September 30, 2012 and 2011, the Company, through its subsidiary Tianlang, paid dividend of $0, $0, $158,516 and $0, respectively to a noncontrolling shareholder of Tianlang.

Stock-based compensation - The Company records compensation expense associated with stock-based awards and other forms of equity compensation. Such compensation would include the recording of cost resulting from all stock-based payment transactions including shares issued under its stock option plans. The Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company recorded stock-based compensation expenses of $595 and $2,246 respectively, for the three months ended September 30, 2012 and 2011. The Company also recorded stock-based compensation expenses of $4,514 and $1,161,211 for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of September 30, 2012 and December 31, 2011, respectively.

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

Recent accounting pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

-	During the nine-month period ended September 30, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.
-	During the nine- month period ended September 30, 2012, the Company also adopted ASU No. 2011-05, Presentation of Comprehensive Income, which requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of the amended reporting guidance had no effect on our disclosures.
-	In July 2012, the Financial Accounting Standards Board (FASB) issued guidance and amendments related to testing indefinite lived intangible assets for impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to determine the fair value. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. This update will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will apply this standard and it is not expected to have a material impact on the Company's financial statements.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of September 30, 2012 and December 31, 2011, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $4,769,442 and $0, respectively, in funds in excess of FDIC insured amounts.

For the three and nine months period ended September 30, 2012 and 2011, no single customer accounted for 10% or more of revenue.

Our subsidiaries ZHTC, Changchun Nuoya and Harbin Nuoya are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of September 30, 2012 and December 31, 2011, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $33,169,873, and $31,225,001, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Cash on Hand - China	$105,542	$139,078
Bank Deposits - China	60,841,927	73,120,006
Bank Deposits - US	5,014,277	338,075
	$65,961,746	$73,597,159

6.	Prepaid expenses

Prepaid expenses consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Prepaid rent	$185,550	$387,618

Prepaid online materials	468,449	302,340

Prepaid services and professional fees	7,913	286,281

Prepaid advertising	157,297	53,036

Other prepaid expenses	25,848	276,221
	$845,057	$1,305,496

7.	Note receivable

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, PRC. Pursuant to the Agreement, the Company manages the daily operations of NIT for ten years, for an annual management fee of RMB 10 million (approximately $1.5 million). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7.9 million) will be paid by any party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company loan NIT RMB 50 million (approximately $7.9 million) to build training facilities and NIT will repay the RMB 50 million (approximately $7.9 million) in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors.

The Company loaned RMB 50 million (approximately $7.9 million) to NIT on December 15, 2010. The principal on the loan is due in ten years. NIT will pay the Company RMB 10 million (approximately $1.5 million) annually under the Management Agreement. The full amount of the loan is due in ten years-from the date NIT received the principal at the termination of the Agreement. The loan bears interest at 20% per annum. However, no interest will be charged if the Company receives the annual management fee.

As of September 30, 2012 and December 31, 2011, the balance of note receivable was $7,912,644 and $7,869,678, respectively. The increase in the balance of note receivable was mainly due to change in exchange rates of RMB against US$.

8.	Property and equipment

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Buildings	$1,406,554	$1,398,917
Transportation vehicles	111,940	273,405
Communication equipment	13,184,820	13,113,226
Furniture and fixtures	3,005,894	3,694,726
Leasehold improvements	2,915,346	2,131,910
	20,624,554	20,612,184
Less: Accumulated depreciation	(8,154,279)	(6,409,048)
Property and equipment, net	$12,470,275	$14,203,136

For the three and nine months ended September 30, 2012 and 2011, depreciation expenses totaled $1,026,989 and $627,977, $3,115,180 and $1,039,522. For the three and nine months ended September 30, 2012 and 2011, loss on disposal of fixed assets was $83,309 and $5,909, $99,127 and 647,352, respectively.

9.	Intangibles and capitalized software

Intangibles of the Company consisted of franchise rights on educational products, software, magazine rights, contest operation rights, domain name/brand name, course materials, student list and teacher list, and goodwill.

Franchise rights

The franchise rights owned by the Company consist of the following:

·	The ACCP training course is an authority for training software engineers under training procedures with textbooks;

·	The BENET training course is an authority for training internet engineers under training procedures with textbooks.

Capitalized software

The capitalized software of the Company consists of all the Company’s software, among which two main ones are the following:

·	The usage rights for job seekers is software to help university students to search jobs, post their resumes, and communicate with potential employers;
·	The usage right for learners is software to help elementary and secondary students to do assignments, test papers, and get instructions from teachers.

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

Goodwill

HYPX (former New Shifan) was initially created to continue the operations of Beijing Shifan. The Company paid the original owner of Beijing Shifan RMB 7 million (approximately $1.1 million) to acquire the business including their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematic, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. The Company has recorded the RMB 7 million (approximately $1.1 million) as goodwill. The Company performed an impairment test on this goodwill, and no impairment loss has been recognized as of September 30, 2012 and December 31, 2011.

In connection with our half year review process, we concluded for our group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, we conducted an impairment test for intangible assets on June 30, 2012 which resulted in impairments for the three and nine months ended September 30, 2012 and 2011 of $0, $0, $1,446,003 and $0, respectively, for Chuangchun Nuoya and Harbin Nuoya.

Intangibles and capitalized software consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
ACCP training course	$797,595	$793,263
BENET training course	55,863	55,560
Usage rights- Job Seekers	474,759	472,181
Usage rights- Learners	316,506	314,787
Domain names/brand names	9,427,392	9,412,135
Course materials	532,863	497,751
Student list	788,408	786,968
Teacher list	1,039,900	1,038,797
Goodwill	1,010,483	1,010,483
Others	1,455,619	1,447,716
	15,899,388	15,829,641
Less: Impairments	(1,446,003)	-
Less: Accumulated amortization	(4,837,108)	(3,409,021)
Intangible and capitalized software, net	$9,616,277	$12,420,620

For the three and nine months ended September 30, 2012 and 2011, amortization expenses were $418,746 and $297,203, $1,411,821 and $585,786 respectively.

For the three and nine months ended September 30, 2012 and 2011, impairment loss were $0, $0, $1,446,003 and $0, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Period/year ending December 31,
2012	$418,962
2013	1,675,847
2014	1,200,110
2015	996,497
2016	903,698
$5,195,114

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Accounts payable	$3,956	$3,935
Accrued payroll	97,220	187,523
Accrued expenses	12,920	174,912
Payable for leasehold improvements	-	912,882
Other payables	266,147	151,247
	$380,243	$1,430,499

11.	Stockholders’ equity

The Company had no significant equity transactions during the quarter ended September 30, 2012.

12.	Warrants and options

Throughout the report, all the number of shares is reflected after a one-for-three reverse stock split performed in 2011.

Warrants

For the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company did not grant any warrants.

As of September 30, 2012 and December 31, 2011, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options

During the three and nine months ended September 30, 2012 and 2011, the Company did not grant any stock options. The total stock based compensation was $595 and $4,514 for the three and nine months ended September 30, 2012, respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of September 30, 2012 there are 52,667 options with a weighted average exercise price of $2.67 and a weighted average remaining life of 1.60 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period of 1.60 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of September 30, 2012, a total of approximately $1,735 in unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 0.6 years. The intrinsic value for exercisable options as of September 30, 2012 is $0 due to the market price is lower than exercise price.

Stock option activity for the nine months ended September 30, 2012 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2011	184,447	$7.45
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	(131,780)	9.36
Outstanding as of September 30, 2012	52,667	$2.67
Exercisable and vested as of September 30, 2012	45,115	$2.67

The following table summarizes the Company’s stock options outstanding at September 30, 2012.

Weighted average exercise price	Outstanding September 30, 2012	Weighted average remaining life in years	Number exercisable
$2.67	52,667	1.60	45,115
	52,667		45,115

13.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and nine months ended September 30, 2012 and 2011, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Nine months ended
	September 30,
	2012	2011
Net (loss) income to common shareholders	$(10,666,579)	$5,244,640
Weighted average shares outstanding - basic	10,582,530	10,568,979
Effect of dilutive securities	-	-
Weighted average shares outstanding - diluted	10,582,530	10,568,979
Income (Loss) per share – basic and diluted	$(1.01)	$0.50

	Three months ended
	September 30,
	2012	2011
Net income (loss) to common shareholders	$(6,572,685)	$3,266,867
Weighted average shares outstanding - basic	10,582,530	10,582,503
Effect of dilutive securities	-	-
Weighted average shares outstanding - diluted	10,582,530	10,582,503
Income (Loss) per share – basic and diluted	$(0.62)	$0.31

During the three and nine months ended September 30, 2012 and 2011 options to purchase 52,667 and 141,780 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

14.	Commitments and contingencies

The Company was named as a defendant in two putative class action lawsuits filed in the U.S. District Court for the Central District of California, but has now entered into an agreement (subject to court approval) to settle both cases.  The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW) (AGRx), was filed on December 28, 2010.  On March 2, 2011, the two actions were consolidated as In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx) (C.D. Cal.).  The most recent complaint, like the earlier ones, alleges that the Company and certain of its past and present officers and directors are liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in the Company’s public filings between 2008 and 2010 and in an investor conference call in December 2010.  The complaint also asserts claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The Company and the individual defendants have denied these allegations.  The Court denied the Company's motion to dismiss an earlier version of the complaint on October 11, 2011, but subsequently dismissed one of the company’s directors.  The settlement agreement, which was signed on or about October 3, 2012, remains subject to preliminary and final approval by the Court.  If approved, it would result in the resolution of all class action claims against the Company and its directors and officers, in exchange for a payment by the Company’s insurer, which will be distributed to those who bought shares of the Company’s stock during the relevant period. No payment by the Company will be required.

In addition, a derivative lawsuit, Padnos v. Yu, et al., No. 11-cv-08973 (CAS) (JCx), was filed on October 28, 2011 in the U.S. District Court for the Central District of California against certain of the Company’s past and present officers and directors.  The lawsuit, filed nominally on behalf of the Company, alleged breaches of fiduciary duties based on facts similar to those alleged in the class action.  That case has also been settled, and the Court granted final approval to the parties’ settlement agreement on October 15, 2012.

Minimum Lease Commitments

The Company has nine office leases and training center leases which expire at various dates from January 2013 through September 2017. The Company recorded an aggregate of $380,771 and $239,207, $988,508 and $603,104 as rent expenses for the three and nine months ended September 30, 2012 and 2011, respectively. Rental commitments as of September 30, 2012 are as follows:

Period/year ending December 31,
2012	$405,535
2013	1,118,591
2014	669,771
2015	380,368
2016	249,276
Thereafter	77,801
$2,901,342

15.	Operating Risk

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

(c) Exchange rate risk

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

Overview

We are engaged in the business of distribution of educational resources through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a database comprising such resources as test papers for secondary education courses as well as video on demand. Our database includes more than 400,000 exams, test papers and courseware for secondary and elementary schools. We generate revenue through our website by selling prepaid debit cards to our subscribers and sales of advertisement on our website.

We also provide on-site teaching and training services and have training facilities in Heilongjiang, Jilin, Liaoning, and Beijing, which can accommodate approximately 10,000 students. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We also provide vocational training services and language training services. We charge tuition fees for these classes and services.

We have recently added a platform for training agencies and schools to offer their services, and we offer job search guidance and career planning courses to college graduates through this platform. This business has become part of our online education business, since it is currently largely an Internet-based activity.

We are also in the process of introducing new services aimed at students who want to attend vocational school. These students include high school students who do not intend to continue their education at universities and university graduates who are looking for employment. The core business for our vocation education will be in three main areas: vocation training, vocational certification, and career development for college graduates. We have collaborated with the National Vocational Education Association of China in setting up www.360ve.com, which provides information regarding vocation training schools and vocation training both on-line and on-site at our training centers. We will also be involved in a project called the “Zhong He Win-Win Program”, which is designed to fit the needs of Chinese entrepreneurs and to improve their leadership, management and marketing skills. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

Starting early this year, we have engaged third-party internet technology companies to develop a new web based platform providing video-based long distance teaching services which encompass online community system and online teaching management system. We believe this new platform will bring a more efficient and effective learning and communication experience to our customers.

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

Our businesses are conducted in the PRC through a number of subsidiaries and affiliated entities. Set forth below is a chart that shows our current corporate structure.

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

The Company engages an advertisement agency to manage its on-line advertisement revenue. Per the contract with this agency, upon posting of an on-line advertisement on the Company’s website, the Company is entitled to share with the agency 50% of the amount charged to the on-line advertiser. The Company recognizes revenue upon posting of an advertisement on their web-site. The agency is responsible for collection of all ad revenue from advertisers. The agency is required to make their remittance for on-line advertising within six months after on-line ads are posted on our website.

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

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

-	During the nine months ended September 30, 2012, the Company adopted Accounting Standards Updates (“ASU”) No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

-	During the nine months ended September 30, 2012, the Company also adopted ASU No. 2011-05, Presentation of Comprehensive Income, which requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of the amended reporting guidance had no effect on our disclosures.

-	In July 2012, the Financial Accounting Standards Board (FASB) issued guidance and amendments related to testing indefinite lived intangible assets for impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to determine the fair value. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. This update will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will apply this standard and it is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table sets forth information from our statements of operations for the three months ended September 30, 2012 and 2011:

	(Dollars)
	Three Months Ended September 30
	2012		2011

Revenue	$2,067,026	100%	$9,558,993	100%
Cost of revenue	2,881,487	139%	2,767,364	29%
Gross Profit	(814,461)	-39%	6,791,629	71%
Income/(Loss) from operations	(6,993,611)	-338%	2,757,856	29%
Other income/(Expense)	370,663	18%	372,409	4%
Income/(loss) before income taxes	(6,622,948)	-320%	3,130,265	33%
Provision for income taxes	0	0%	(132,459)	-1%
Net income/(loss)	(6,622,948)	-320%	2,997,806	31%
Less: Net loss attributable to the noncontrolling interest	(50,263)	-2%	(269,061)	-3%

Net income/(loss)-attributable to the Company and Subsidiaries	(6,572,685)	-318%	3,266,867	34%

Revenue

Revenue for the three months ended September 30, 2012 (the “September 30, 2012 Quarter”) decreased by $7,491,967, or 78%, to $2,067,026 from $9,558,993 for the three months ended September 30, 2011 (the “September 30, 2011 Quarter”).

Revenue from the online education division include revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $4,803,033, or 89%, to $608,080 for the September 30, 2012 Quarter from $5,411,113 for the September 30, 2011 Quarter.

Revenue from the training center division is comprised of tuition from examination-orientated after school training classes, language training classes, vocational training classes etc. Revenue generated by the training center division decreased by $2,688,934, or 65% to $1,458,946 for the September 30, 2012 Quarter from $4,147,880 for the September 30, 2011 Quarter.

The decline in revenue for the September 30, 2012 Quarter was a result of decline in revenue across all of our business, most notably within our online education division. We believe revenue was affected by external factors including a slowdown in economic growth within the PRC, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decline in interest of existing and new students, which resulted in decrease in student enrollments and led to the decline in revenue as compared to the September 30, 2011 Quarter. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. We have engaged professionals and technicians to design a new web based platform providing video based long-distance teaching services which encompass online community system and online teaching management system. Additionally, we are seeking to establish more onsite training centers and optimize the operation of existing training centers. As such, we predict that revenue from our training centers will recover after we set up more training centers and our efforts to optimize training center operation take effect.

Cost of Revenue

Our overall cost of revenue increased by $114,123 or 4% to $2,881,487 for the September 30, 2012 Quarter, as compared to $2,767,364 for the September 30, 2011 Quarter.

Cost of revenue for the online education business comprises cost of obtaining new materials to offer students, depreciation related to computer equipment and software and direct labor cost. Direct labor cost in connection with the maintenance and operation of our websites are fixed costs whereas the costs for purchase of materials and deprecation of equipment and software are variable costs. While the direct labor cost usually stays stable, the costs for purchase of materials and depreciation of equipment and software vary as we purchase new materials, equipment and software. The cost of revenue for the online education division increased by $455,831 or 29% to $2,052,518 for the September 30, 2012 Quarter, as compared to $1,596,687 for the September 30, 2011 Quarter as a result of a slight increase in variable costs including costs for the purchase of new examination papers, tutorial materials, and amortization associated with the materials. In order to keep our online education material up-to-date and competitive, we continually purchase new study materials. To efficiently control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses and depreciation usually remain stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $341,708 or 29% to $828,969 for the September 30, 2012 Quarter, as compared to $1,170,677 for the September 30, 2011 Quarter. The decrease in cost of revenue was mainly attributable to decrease in revenue. However, cost of revenue did not decrease in proportion to the decrease in revenue as a result of increase in salaries. In order to improve the performance of the training center division, the Company offered higher salaries to retain reputable teachers. Increase in salary for non-faculty staff also contributed to the increase in salaries paid.

Gross Profit/(Loss)

The flowing table sets forth information as to the gross profit/(loss) and gross margin for our two lines of business for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Online Education

Revenue	$608,080	$5,411,113
Cost of revenue	2,052,518	1,596,687
Gross profit / (loss)	(1,444,438)	3,814,426
Gross margin	(238)%	70%

Training Center Revenue

Revenue	1,458,946	4,147,880
Cost of revenue	828,969	1,170,677
Gross profit	629,977	2,977,203
Gross margin	43%	72%

The gross margin for online education division decreased to negative 238% for the September 30, 2012 Quarter from 70% for the September 30, 2011 Quarter due to the decrease in online education revenue and increase in cost of revenue. We expect gorss margin for online education division will increase as we introduce new online education products and services in the future provided that the general economic condition and our business plan remain substantially similar.

The gross margin for our training center division decreased to 43% for the September 30, 2012 Quarter from 72% for the September 30, 2011 Quarter due to the decrease in revenue and increase in salary paid to reputable teachers. In the future we expect the cost of revenue of our training center division to continue to increase as a result of the establishment of more onsite training centers as we are aiming to gain more market shares in the major cities throughout the PRC.

Selling Expenses

Selling expenses include media advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses increased by $410,958 or 19% to $2,610,144 for the September 30, 2012 Quarter, from $2,199,186 for the September 30, 2011 Quarter. The increase in selling expenses was a result of the increase in advertising expense, which was incurred to rebuild our public image and gain more market share.

Administrative Expenses

Administrative expenses increased by $1,474,324 or 109%, to $2,833,040 for the September 30, 2012 Quarter, as compared to $1,358,716 for the September 30, 2011 Quarter. This was mainly due to the increase in research and development expenses of approximately $1.5 million relating to the development of the web based platform . Depreciation and amortization increased by $260,095, or 55%, to $735,966 for the September 30, 2012 Quarter, as compared to $475,871 for the September 30, 2011 Quarter as a result of the purchase of fixed assets and intangible assets during the September 30, 2012 Quarter. In the future we expect the administrative expenses to continue to increase because : 1) the web based platform is still under development, and will incur maintenance expenses after being successfully launched; 2) we will incur expenses associated with the expansion of our onsite training centers for purposes of gaining more market shares.

Interest Income

Interest income for the quarter ended September 30, 2012 was $453,472, representing a decrease of $16,934 or 4%. As we are receiving fixed interest from NIT and floating interest for our cash deposits in banks, the increase was due to the decrease in exchange rate of U.S. dollars to RMB as compared with the September 30, 2011 Quarter.

Income Taxes

The provision for income tax is nil for the September 30, 2012 Quarter, as compared to the tax credits of $132,459 for the September 30, 2011 Quarter. In 2012, the applicable income tax rate is 15% for Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. Heilongjiang Zhonghe Education Training Center, Harbin Tianlang Culture and Education School (“Tianlang”), Changchun City Chaoyang District Nuoya Foreign School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”) are currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: Beijing Hua Yu Hui Zhong Technology Development Co., Ltd.(“BHYHZ”), Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”), and Beijing Hua Yu Ping Xue Education Technology Co., Ltd (“HYPX”) are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having incurred income since inception

Net Income/Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $6,572,685, or negative return of $0.62 per share basic and diluted, for the September 30, 2012 Quarter, as compared to net income of $3,266,867 or $0.31 per share basic and diluted, for the September 30, 2011 Quarter. The basic and diluted weighted average shares outstanding were 10,582,530 for the September 30, 2012 Quarter, and 10,582,503 for the September 30, 2011 Quarter, respectively.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following table sets forth information from our statements of operations for the nine months ended September 30, 2012 and 2011:

	(Dollars)
	Nine Months Ended September 30
	2012		2011

Revenue	$9,947,520	100%	$26,282,613	100%
Cost of revenue	7,894,368	79%	7,903,170	30%
Gross Profit	2,053,152	21%	18,379,443	70%
Income (loss) from operations	(10,456,587)	-105%	4,391,002	17%
Other income/(Expense)	(133,202)	-1%	567,638	2%
Income (loss) before income taxes	(10,589,789)	-106%	4,958,640	19%
Provision for income taxes	(319,029)	-3%	189,471	1%
Net income (loss)	(10,908,818)	-110%	5,148,111	20%
Less: Net income (loss) attributable to the noncontrolling interest	(242,239)	-2%	(96,529)	0%
Net income (loss) attributable to the Company and Subsidiaries	(10,666,579)	-107%	5,244,640	20%

Revenue

Revenue for the nine months ended September 30, 2012 decreased by $16,335,093, or 62%, to $9,947,520 as compared to $26,282,613 for the nine months ended September 30, 2011. Revenue from the online education division decreased by $10,744,971, or 73% to $3,919,487 for the nine months ended September 30, 2012 as compared to $14,664,458 for the same period in 2011. Revenue from the training center division decreased by $5,590,122, or 48% to $6,028,033 for the nine months ended September 30, 2012 as compared to $11,618,155 for the nine months ended September 30, 2011.

The decline in revenue for the nine months ended September 30, 2012 was a result of decline in revenue across all of our business, most notably within our online education division. We believe revenue was affected by external factors including slowdown in the PRC economic growth, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decrease in student enrollments as compared to the same period in 2011 and led to the decline in revenue. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. Additionally, we are seeking to establish more onsite training centers and optimize the operation of existing training centers. As such, we predict that revenue from our training centers will recover after we set up more training centers and our efforts to optimize training center operation take effect.

Cost of Revenue

Our overall cost of revenue decreased by $8,802 or 0.1% to $7,894,368 for the nine months ended September 30, 2012 as compared to $7,903,170 for the nine months ended September 30, 2011.

Cost of revenue for the online education business comprises cost of obtaining new materials to offer students, depreciation related to computer equipment and software and direct labor cost. Direct labor cost in connection with the maintenance and operation of our websites are fixed costs whereas the costs for purchase of materials and deprecation of equipment and software are variable costs. While the direct labor cost usually stays stable, the costs for purchase of materials and depreciation of equipment and software vary as we purchase new materials, equipment and software. The cost of revenue for the online education division increased by $569,666 or 12% to $5,487,283 for the nine months ended September 30, 2012 as compared to $4,917,617 for the nine months ended September 30, 2011 as a result of a slight increase in variable costs including costs for the purchase of new examination papers, tutorial materials, and amortization associated with the materials. In order to keep our online education material up-to-date and competitive, we continually purchase new study materials. To efficiently control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses and depreciation usually remain stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $578,468 or 19% to $2,407,085 for the nine months ended September 30, 2012 as compared to $2,985,553 for the nine months ended September 30, 2011. The decrease in cost of revenue was mainly attributable to decrease in revenue. However, cost of revenue did not decrease in proportion to the decrease in revenue as a result of increase in salaries. The Company has suffered high staff turnovers due to previously reported untruthful allegations about the Company’s businesses, which adversely affected the Company’s revenue. In order to improve the performance for the training center division, the Company offered higher salaries to retain reputable teachers. Increase in salary for non-faculty staff also contributed to the increase in salaries paid.

Gross Profit/(Loss)

The flowing table sets forth information as to the gross profit/(loss) and gross margin for our two lines of business for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Online Education

Revenue	$3,919,487	$14,664,458
Cost of revenue	5,487,283	4,917,617
Gross profit/ (loss)	(1,567,796)	9,746,841
Gross margin	(40)%	66%

Training Center Revenue

Revenue	6,028,033	11,618,155
Cost of revenue	2,407,085	2,985,553
Gross profit	3,620,948	8,632,602
Gross margin	60%	74%

The gross margin of the online education division decreased to negative 40% for the nine months ended September 30, 2012, from 66% for the nine months ended September 30, 2011 due to decrease in revenue and increase in cost of revenue. We expect the revenue will increase as we bring out new online education products and services in the future provided that the general economic condition and our business plan remain substantially similar.

The gross margin of the training center division decreased to 60% for the nine months ended September 30, 2012 from 74% for the nine months ended September 30, 2011 due to the decrease in revenue and increase in salary paid to reputable teachers. In the future we expect the cost of revenue of our training center division to continue to increase as a result of the establishment of more onsite training centers as we are aiming to gain more market shares in the major cities throughout the PRC.

Selling Expenses

Selling expenses include advertising expenses, consulting fees and commissions associated with sales of our education debit cards. Selling expenses decreased by $2,854,560 or 37% to $4,888,530 for the nine months ended September 30, 2012 from $7,743,090 for the nine months ended September 30, 2011. Decrease in sales was the most significant factor that caused decrease in selling expenses.

Administrative Expenses

Administrative expenses increased by $179,142 or 4%, to $5,225,653 for the nine months ended September 30, 2012 as compared to $5,046,511 for the nine months ended September 30, 2011. This increase was mainly due to the research and development costs of approximately $1.5 million in connection with the development of the web based platform. Additionally, the depreciation and amortization expenses increased by $1,196,716, or 100% , to $2,395,556 for the nine months ended September 30, 2012, as compared to $1,198,840 for the nine months ended September 30, 2011, as a result of the purchase of fixed assets and intangible assets during previous quarters.

Interest Income

Interest income for the nine months ended September 30, 2012 were $1,416,117, representing an increase of $39,019 or 3%, as compared to $1,377,098 for the nine months ended September 30, 2011. As we are receiving fixed interest from NIT, the increase was mainly due to the exchange rate differences between the comparable periods.

Income Taxes

The provision for income tax increased by $508,500, or 268%, from tax credit of $189,471 for the nine months ended September 30, 2011, to tax expenses of $319,029 for the nine months ended September 30, 2012. In 2012, the applicable income tax rate for ZHLD is 15%, as ZHLD had been approved by the local government as businesses promoting high technology industry. Without this government approval, the regular Chinese statutory tax rate is at 25%. Heilongjiang Zhonghe Education Training Center, Tianlang, Changchun Nuoya and Harbin Nuoya are currently exempt from PRC taxation, as it operates a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ and HYPX are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception, due to recurring losses or no income incurred since inception.

Net Income/Loss

As a result of the foregoing, the Company had a net loss attributable to the Company and its subsidiaries of $10,666,579, or negative return of $1.01 per share basic and diluted, for the nine months ended September 30, 2012, as compared to net income of $5,244,640, or $0.50 per share, basic and diluted, for the nine months ended September 30, 2011. The basic and diluted weighted average shares outstanding were 10,582,530 and 10,568,979 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and accounts receivable. We do not have inventory. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement, prepaid rent, and other prepayments. Our accounts receivable are primarily from our advertising business on our website.

As of September 30, 2012, we had working capital of $65,521,827, an decrease of $5,661,331, or 8% from working capital of $71,183,158 at December 31, 2011. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At September 30, 2012, we had cash and cash equivalents of $65,961,746, a decrease of $7,635,413 or 10%, from $73,597,159 at December 31, 2011. This decrease was primarily due to decrease in net income during the nine months ended September 30, 2012.

Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have significant accounts receivable. Total accounts receivable were $111,568 and nil as of September 30, 2012 and December 31, 2011, respectively.

Cash Flow in Operating Activities

Our net cash used in operating activities was $6,598,904 for the nine months ended September 30, 2012, a decrease of $14,591,037 or 183% from net cash provided by operating activities of $7,992,133 for the nine months ended September 30, 2011. This decrease was due to (1) decrease in net income from $5,148,111 for the nine months ended September 30, 2011 to net loss of $10,908,818 for the nine months ended September 30, 2012; (2) an increase in depreciation and amortization of $14,591,037 or 183, because of the increase in amortization from the acquisition of three schools during the year of 2011; (3) a decrease in stock based compensation of $1,156,697 because the option expenses have been amortized to nil for the options granted under the 2009 Stock Incentive Plan; (4) an impairment loss of $1,446,003 on the investments in Changchun Nuoya and Harbin Nuoya due to the changes in the current demand and future prediction for services provided by these two schools.

Accounts payable and accrued expenses for the nine months ended September 30, 2012 generated negative flow of $1,058,601, a decrease of $1,256,963 or 634% as compared to $198,362 for the nine months ended September 30, 2011. Deferred revenue during the nine months ended September 30, 2012 generated negative flow of $828,987, a decrease of $547,114 from negative flow of $281,873 for the nine months ended September 30, 2011. Deferred revenue reflects the unearned portion of debit cards sold in the online education division and unearned tuition from training centers, the decrease in deferred revenue indicated the decrease in sales of debit cards, and decrease in enrollments for the onsite training classes.

Cash Flow in Investing Activities

Our cash used in investing activities was $1,400,887 for the nine months ended September 30, 2012, a decrease of $4,693,948 from $6,094,835 for the nine months ended September 30, 2011. We acquired a 60% ownership interest in Tianlang in the nine months ended September 30, 2011, whereas we didn’t have any acquisition activities for the nine months ended September 30, 2012.

Cash Flow in Financing Activities

Our cash used in financing activities was $58,611 for the nine months ended September 30, 2012, as compared to $0 for the nine months ended September 30, 2011. The main component for increase in cash used in financing activities was dividend paid to noncontrolling shareholders.

We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our business to offer services in other parts of the PRC as well as to market and continue the development of our vocational training activities. We believe we have adequate working capital to fund future growth activities. Although we do not have any current plans to make any further acquisitions, it is possible that we may seek to acquire one or more businesses in the education field, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2012. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company was named as a defendant in two putative class action lawsuits filed in the U.S. District Court for the Central District of California, but has now entered into an agreement (subject to court approval) to settle both cases.  The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW) (AGRx), was filed on December 28, 2010.  On March 2, 2011, the two actions were consolidated as In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx) (C.D. Cal.).  The most recent complaint, like the earlier ones, alleges that the Company and certain of its past and present officers and directors are liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in the Company’s public filings between 2008 and 2010 and in an investor conference call in December 2010.  The complaint also asserts claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The Company and the individual defendants have denied these allegations.  The Court denied the Company's motion to dismiss an earlier version of the complaint on October 11, 2011, but subsequently dismissed one of the company’s directors.  The settlement agreement, which was signed on or about October 3, 2012, remains subject to preliminary and final approval by the Court.  If approved, it would result in the resolution of all class action claims against the Company and its directors and officers, in exchange for a payment by the Company’s insurer, which will be distributed to those who bought shares of the Company’s stock during the relevant period. No payment by the Company will be required.

In addition, a derivative lawsuit, Padnos v. Yu, et al., No. 11-cv-08973 (CAS) (JCx), was filed on October 28, 2011 in the U.S. District Court for the Central District of California against certain of the Company’s past and present officers and directors.  The lawsuit, filed nominally on behalf of the Company, alleged breaches of fiduciary duties based on facts similar to those alleged in the class action.  That case has also been settled, and the Court granted final approval to the parties’ settlement agreement on October 15, 2012.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.2	Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4	Articles of Share Exchange of China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on September 26, 2011 is incorporated herein by reference to Exhibit 3.6 to the Form 10-K filed with the SEC on April 16, 2012.

3.7	By Laws of China Education Alliance, Inc. are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).

4.1	China Education Alliance, Inc. 2009 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on June 19, 2009.

4.2	China Education Alliance, Inc. 2011 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Form S-8 filed with the SEC on July 1, 2011.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: November 14, 2012	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)

