Form 10-K
period 2012-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2013-04-01
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,248,617.24(5,620,684 shares of common stock held by non-affiliates, closing price on June 29, 2012 was $0.61).

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of March 29, 2013 is 10,582,530.

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

On September 15, 2004, we entered into an agreement pursuant to which:

•

the stockholders of Harbin Zhong He Li Da Education Technology, Inc., a PRC corporation (“ZHLD”), transferred all of the stock of ZHLD to us and we issued to those stockholders a total of 18,333,333 shares of Common Stock, representing 95% of our outstanding Common Stock after giving effect to the transaction.

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

We changed our corporate name to China Education Alliance, Inc. on November 17, 2004.

General

We are an education service company that provides on-line education and on-site training in the People’s Republic of China (“PRC”). We were organized to meet what our founders believe is an unmet need for educational resources throughout the PRC. Based on the Chinese Finance Ministry’s 2012 draft report, the appropriation for education spending in 2012 was RMB3.78 trillion(approximately $600 million), an increase of 16.4% as compared to the previous year.(source: http://www.edu.cn/dong_tai_12142/20120306/t20120306_748401_1.shtml) According to Chinese tradition, a good education has always been highly valued in China, as the people believe that education ensures not only the future and development of the individual but also the family and the country as a whole.Thus, spending on education resources is one of the family’s major expenditures. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous examinations which are given at various stages of the educational process can obtain better educational opportunities at a higher level. We believe that the examination-oriented education has created a market for products from companies that address this need.

One of our principal businesses is the distribution of educational resources through the internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. We have a database comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. Our database includes more than 500,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, we engage experienced instructors, reputable teachers to develop new exams and a methodology for taking the exams. We market this database under the name “Famous Instructor Test Paper Store.” We also offer, through our website, video on demand, which includes tutoring of exam papers and exam techniques. We compliment the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through our website without charge, we charge our subscribers for such services as the Famous Instructor Test Paper Store and video-on-demand. Subscribers can purchase debit cards which can be used to pay to download material from our website. ZHLD, our wholly owned PRC subsidiary, operates this website and mainly focuses on online education.

We also provide on-site teaching and training services in northern China, which we market under the name “Classroom of Famed Instructors”. We have over ten training facilities in Heilongjiang province and Beijing, which can accommodate over 8,000 students at the same time. These training facilities, which complement our on-line education services, provide classroom and tutoring to our students. The courses cover primarily the compulsory education curriculum of junior, middle and high school. Except for ZHLD, ZHLDIT and BJHY (as defined below), the rest of our schools and subsidiaries provide onsite teaching classes and training services.

We have also introduced a program of on-line vocational training services, through our collaboration with the China Vocation Education Society on the website www.360ve.com, which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007 and we called this program the “Millions of College Students Employment Crossroad” program. Through this program we offer job search capability and career planning courses for university students via our website. We developed this program in response to the high unemployment rate for PRC college graduates. Many college graduates pursue vocational training after their college education in order to find employment. Our program is designed to establish a long-term training program for college students to build connections with corporations and participate in educational programs prescribed by hiring corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their changing needs. Beijing Hua Yu Hui Zhong Technology Development Co., Ltd, ("BJHY"), our 70% owned subsidiary, which was incorporated on September 30, 2006 in the PRC, operates the website www.360ve.com and charges a membership fee of RMB 150 for a three year membership for each user to access all the services offered on www.360ve.com.

On April 18, 2008, our wholly owned subsidiary, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group to invest in a joint venture company, Harbin New Discovery Media Co. ZHLD contributed RMB 3,000,000 (approximately $430,000) and Harbin Daily Newspaper Group contributed RMB 3,120,000 (approximately $445,000) towards the registered capital of Harbin New Discovery Media Co. In return for their respective contributions, ZHLD owns a 49.02% equity interest and Harbin Daily Newspaper Group owns a 50.98% equity interest in Harbin New Discovery Media Co., Ltd. As the Company did not foresee that the investment cost is recoverable from this joint venture in the near future, it provided for full impairment on the investment by the year ended December 31, 2011.

On January 4, 2009, our subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLDBJ was incorporated on January 4, 2009 with a business term of 20 years. ZHLD contributed RMB 425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of RMB 500,000 (approximately $73,067). As a result, ZHLD owns an 85% equity interest in ZHLDBJ and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu to hold 20% of its equity interest in ZHLDBJ on its behalf.

Mr. Xiqun Yu, our CEO, is the legal representative and the managing director of ZHLDBJ. ZHLDBJ plans to run the “Million Managers Training Program” with The National Association of Vocational Education of China. This program is still in the planning stage. Towards the end of 2011, we have successfully developed a new project called the “Zhong He Win-Win Program”, which is designed to fit the needs of Chinese entrepreneurs to improve their leadership, management and marketing skills. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

In February 2010, the Company, through its wholly owned subsidiary, ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB 1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed its name to Beijing Hua Yu Pin Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX with no consideration, and authorized Mr. Xiqun Yu to hold the 35% equity interest on its behalf. In November 2011, HYPX increased its share capital to RMB 2 million (approximately $298,597). In 2012, HYPX established a wholly owned school - Beijing Xicheng District Hua Yu Pin Xue Training School, and together with previously established wholly owned subsidiary - Beijing Shifanxuezhitang Information Science Institute to build up the Company’s new brand image and reputation in several districts in Beijing. HYPX is focusing on expansion of our training centers in Beijing, as well as developing extensive marketing strategy to establish new markets in other main cities.

In October 2010, the Company founded a “Hundred Celebrity Teachers Club” in the PRC. The goal of the club is to “assemble famous teachers, train students, and promote basic education in China”. The “Hundred Celebrity Teachers Club” (the “Club”) is the first dynamic educational platform aimed at promoting math, physics, and chemistry in middle and high schools in the PRC. So far, 100 teachers from 15 provinces of the PRC have joined the Club, making us one of the largest bases of well-known teachers in the PRC. As members of the Club, these famous teachers will promote high teaching standards in all three major disciplines – math, physics and chemistry – and provide consultation services to select middle and high schools in the PRC. The Club's activities include teacher training, lectures given by celebrity teachers, education evaluation, teaching cases analysis, subjects study, and international exchanges. It provides an excellent platform for teachers to explore resources, discuss hot education topics, and promote academic growth. The “Hundred Celebrity Teachers Club” is endorsed by the PRC Ministry of Education.

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, the PRC.  Pursuant to the Management Agreement, the Company will manage the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,586,445). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,935,122) will be paid by the party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company loaned NIT RMB 50 million (approximately $7,935,122) to build training facilities and NIT will repay the RMB 50 million (approximately $7,935,122)  in ten years from the date NIT received the loan principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors.

As of December 31, 2012, we loaned NIT RMB 50 million (approximately $7,935,122) and NIT paid us RMB 7.5 million (approximately $1,189,689) in interest and $0 in principal, and we accrued RMB 2.5 million (approximately $396,756) as interest receivable in the 4th quarter, 2012. Currently, we receive 20% annual interest income due quarterly; therefore, the management fee is waived. On March 29, 2013, NIT repaid the loan principal of RMB 50 million and accrued interests. On March 29, 2013, the Management Agreement and the Loan Agreement were terminated upon mutual agreement of NIT and the Company.

On March 21, 2011, the Company entered into an additional agreement with NIT whereby the Company and NIT will jointly establish Nanchang Institute of Technology College of Vocational Training and Certification (the “College”). NIT provides facilities for free and the Company provides teachers, curriculums and certificates of trainings and pays all the expenses incurred in the teaching process. In return, NIT and the Company receive 20% and 80% of the total revenue of the College, respectively. On March 29, 2013, this agreement was terminated.

On March 14, 2011, the Company entered into a Share Transfer Agreement with the sole shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school based in Harbin, the PRC.

Pursuant to the Share Transfer Agreement, the Company acquired 60% of the equity interests in Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively.  After the execution of the Share Transfer Agreement, Tianlang established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder. We are currently co-managing Tianlang with the previous majority owner.

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

On September 26, 2011, we effected a one-for-three reverse stock split of our issued and outstanding common stock. As a result, the number of our issued and outstanding common stock was reduced from 31,747,249 shares to 10,582,530 shares.

On June 15, 2012, the Company, through ZHLD, incorporated a limited liability company in the PRC, Harbin Zhong He Li Da Information Technology Co., Ltd. (“ZHLDIT”) with a registered capital of RMB2 million (approximately $ 317,405). The Company authorized Mr. Yu to hold the 100% equity interest in ZHLDIT on behalf of ZHLD because ZHLDIT is an internet technology company to be engaged in the business of providing internet value added services, an industry where foreign investment is prohibited.

Based on extensive market research and professional field study, at the beginning of 2012, the Company, through ZHLD, started to design and build a web-based information platform for its online education program - “China Education Cloud Platform”. One of the main objectives and functions of this platform is to provide a stable long distance education network including video/audio courses, cloud based network service for teachers, students, and parents and the online educational administration services system. This platform is also intended to serve as a comprehensive cloud based resource/space for educational institutions and individual teachers to storage and share resources, market and sell their courses and services, including course management, video releases, examination system, courseware, study cards management system, etc. We will charge fees for the cloud storage and receive commissions for the courses/services the educational institutions or the teachers sell through our platform. We expect to launch this platform in 2013 and are currently in discussions with several advertisement companies to design a comprehensive marketing campaign to promote this platform.

Corporate Structure

Education Systems in the PRC

Since 1949 when the PRC was founded, the government in the PRC has considered education an important component of its economic and social development.  Recently, with the emergence of its market economy, education has become a priority in the PRC.

According to the Ministry of Finance Report, the gross domestic education expenditure of the PRC in 2012 was approximately RMB3.78 trillion, an increase of 16.4% as compare to the previous year.(source: http://www.edu.cn/dong_tai_12142/20120306/t20120306_748401_1.shtml). For the majority of families in China, the educational costs represent up to 10 percent of their annual household income, second only to their food budget.  We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement.  The educational system in the PRC is under pressure to reform and develop.  On March 14, 2004, the second session of the 10th National People’s Congress concluded that the PRC advocates “putting people first” as its development model. The PRC government sets education as a strategic priority in the China Agenda for Education.

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

In the PRC, primary and secondary education takes 12 years to complete.  Primary education generally is six years, junior middle school is three years, and senior middle school is three years. Children generally begin primary school at the age of six.  In 1986, the PRC passed the Compulsory Education Law, which dictates that nine years of compulsory education (grades 1 through 9) is to become mandatory and requires that provincial and local governments take the necessary steps to ensure that all students receive at least the required nine years of education. The goal of the Compulsory Education Law, as well as the subsequent guidelines, was to universalize compulsory education and to eliminate illiteracy among the PRC people. According to the Progress in China’s Human Rights in 2009 issued by the information office of the State Council, the nine-year compulsory education has covered 99.7% of the PRC’s population since its inception.  The PRC began to aggressively incorporate English into its elementary school curriculum in 2012.

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

On-line Education

Our core business is the exam-oriented education of junior, middle, and high school students. We believe that our on-line education programs are in line with the government policy of using information technology to make educational resources available throughout the country. The reforms in education policy has created a demand for new curriculum, updated educational materials and educational resources. Our portal enables our customers to access the new curriculum created by various levels of government and leading academic experts, which are endorsed by the Ministry of Education. Our courses have the necessary certification or registration with the Ministry of Education.

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

We believe that through our website, we can help to level the uneven distribution of education resources since our material is designed for nationwide exams and, through the Internet, students can have access to our materials nationwide. We sell our exam papers, test papers, and video on demand through our website www.edu-chn.com. We offer both exams that were previously given as well as copyrighted exams that were developed by teachers who we hire for that purpose. These examinations cover PRC primary, middle and high school exams which are used by students who are primarily in age range of six to eighteen.

We have developed some educational software and we own a database covering all levels of basic education from primary school through high school. Our plans for expansion of our business operations include the following:

•	Build up the infrastructure to ensure fast access and to satisfy the volume that would develop with increasing demand;

•	Develop a web-based information platform for our online education program - “China Education Cloud Platform”, to provide a stable network for long- distance education program, video/audio courses, cloud based network service for teachers, students, and parents and the network educational administration services system and also serve as a comprehensive cloud based resource/space for educational institutions to share resources among themselves, including course management, video releases, examination system, courseware, study cards management system, etc.;

•	Develop a nation-wide advertising campaign to increase market awareness of our products and build up the Company’s reputation;

•	Open branch offices and training centers in key cities throughout the PRC. Even though our website is accessible from anywhere in the PRC, course materials are not standardized throughout the PRC, and there are many differences in both the course materials and the resources among the different regions in the PRC. As a result, we believe that we can best serve the students in a region by using our branch offices to employ local teachers who understand the local educational system. In this manner, we can customize our course materials to meet the local educational requirements and develop face-to-face tutorial centers to further expand our revenue.

Training Center

We provide on-site teaching services under the “Big Classroom of the Famed Instructors,” our state-of-the-art training center in Harbin. At this center, we offer both classroom training and one-on-one tutoring. We have over ten training facilities in Heilongjiang and Beijing, which can accommodate approximately 8,000 students at the same time. The courses cover each phase of compulsory education, of which junior, middle and high schools are the key parts. Our courses are designed to complement our students' daily school curriculum, and will vary depending on the age of the students as well as the progress of the class. Class subjects include Math, Physics, Chemistry, English, Chinese, etc. We charge students for each class taken. Thus, we determine our enrollment by the number of classes that were taken during a given period of time, and not by the number of individual students. Since the term of the classes vary, we do not schedule classes on a semester basis.

Vocational Training

We have introduced a program of on-line vocational training services through our collaboration with the National Association of Vocation Education of China, on the website, www.360ve.com, which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007, and we named this program our “Millions of College Students Employment Crossroad” program. Through this program we offer job search capability and career planning courses for university students. We developed this program in response to the high unemployment rate for PRC college graduates. Our program is designed to establish a long-term training program for college students to build connections with corporations and obtain educational programs prescribed by the recruiting corporations. We anticipate that we will constantly revise our materials to meet changes in the market as well as the demands of university students and graduates who enroll in our courses in order to meet their career needs.

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

Our subsidiary, BJHY, operates the website www.360ve.com and charges a membership fee of RMB 150 for a three year membership for each user to access all the services offered on the website.

The National Association of Vocation Education of China has a large number of institutional members, including provincial education bureaus and more than 1,000 vocational training schools across the PRC. We intend to expand our strategic cooperation with training agencies, especially in the aspects of joint enrollment, the exchange of resources and on-site training agencies facilities.

During December 2006, we acquired the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School for their onsite training resources for approximately $1 million. As a result of this acquisition, we became the exclusive partner of Beida Qingniao APTEC Software Engineering within Heilongjiang Province in the PRC for vocational training for three years. Our teachers and computer software experts have further updated the acquired course materials, which are used for our on-site vocational training classes on network engineering.

Schools

Tianlang

Established in 1999, Tianlang is a tutoring school based in Harbin, the PRC. Tianlang has a number of campuses, including the provincial government campus, Aijian campus, Yanchang campus, Harbin Institute of Technology – Science Park campus, and Hujunjie campus, etc., with the main school campus located at Jiao Hua Road, Harbin. Tianlang mainly offers examination orientated training classes for primary school, middle school, and high school students, also provides one-on-one tutoring lessons with reputable teachers. Tianlang has more than 10,000 students currently enrolled in different classes or training lessons, and over 200 qualified teachers (including part-time teachers).

Harbin Nuoya and Changchun Nuoya

Harbin Nuoya was established in 2006, and is one of the largest language learning schools in the Heilongjiang Province, PRC, especially for non-English foreign languages. It provides various language learning classes: English, Korean, Japanese, Russian, French, German, Spanish, etc.

Changchun Nuoya was established in 2007, and is one of the largest language learning schools in the Jilin Province, PRC, especially for non-English foreign languages. It provides various language learning classes: English, Korean, Japanese, Russian, French, German, etc. Because there is little market demand for non-English classes, we suspended our course offerings at Changchun Nuoya in June 2012. Whether we will resume our course offering will depend on the market conditions in future.

Although Harbin Nuoya is still operating, the market for foreign language studies has been unfavorable. The Company does not foresee our investment costs in Harbin Nuoya and Changchun Nuoya as being recoverable in the near future, and as such, the Company took an impairment charge of $1,447,173 for Chuangchun Nuoya and Harbin Nuoya as of June 30, 2012.

Marketing

We employ sales persons to market our products to the Ministry of Education and the provincial education commissions.  Although the government agencies do not purchase our products, we need to obtain their approval for the use of our programs in connection with the curriculums in schools under their jurisdiction.  We also use these marketing calls to generate information to assist us in developing new educational products and opportunities.  Our sales force is also actively involved with educators in developing curriculums based on our products.

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

In 2012, we primarily focused on advertising and promoting our onsite training centers as part of our plan to raise awareness of our brand and build up our reputation. We aim to launch our China Education Cloud Platform this year, and we are currently in discussions with several advertisement companies to design a comprehensive marketing campaign to promote this new web-based platform.

Our total advertising and marketing expenses incurred for the years ended December 31, 2012, 2011, and 2010 were $2,770,988, $649,768, and $1,308,290, respectively.

Major Customers

For the year ended December 31, 2012, we established our own sales team to market and sell our products and services directly to our end customers and did not engage any third party agency for sales. The Company does not have any major customer that contributed to a significant part of our revenue for the fiscal year 2012. For the years ended December 31, 2011 and 2010, we appointed third party agencies/customers to market and sell our products and services, three of these agencies/customers each accounted for greater than 10% of total online education revenue during each year. A certain distribution agent/customer in each of Heilongjiang, Jilin and Liaoning Provinces accounted for 24.6%, 15.9%, and 14.9%, respectively of the total online education revenue for the fiscal year 2011, 15.3%, 13.5%, and 14.2%, respectively of the total online education revenue for the fiscal year 2010.

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

Research and Development

During the year ended December 31, 2012, we entered into agreements with internet technology companies to develop a web-based information platform for our online education program - “China Education Cloud Platform”, to provide a stable long- distance education network including video/audio courses, cloud based network service for teachers, students, and parents and the network educational administration services system and also serve as a comprehensive cloud based resource/space for educational institutions to share resources among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. As a result, we incurred research and development expenses of $2,579,089. We did not incur any research and development expenses for the year ended December 31, 2011.

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

Business Scope of our PRC Operating Entities

All our PRC operating subsidiaries, including ZHLD are in the business of providing education services. Particularly, ZHLD is a holding company of all other subsidiaries and also provides online exam preparation services; Heilongjiang Zhonghe Education Training Center provides onsite vocational training and after school tutoring services; Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. provides onsite vocational training, online college graduate electronic database and pre-employment training; ZHLDBJ provides onsite vocational training services; HYPX, together with its subsidiaries and Tianlang provide onsite examination-oriented training and after school tutoring services; Changchun Nuoya and Harbin Nuoya provide onsite program for foreign language trainings. ZHLDIT initiates and designs communication platform for online education programs.

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

Employees

As of  March 29, 2013, we had approximately 615 employees, consisting of 32 executives, 46 administrative and finance employees, 142 marketing and sales personnel, 152 research and development staff, 54 information technicians, 15 designers, 132  teaching and education administrative staff, and 42 other employees engaged in security, planning, human resources and other activities. We have no collective bargaining agreements, and we believe that we have good relations with our employees.

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

1. Business License

2. Tax Registration Certificate

3. Organization Code Certificate

 Zhong He Li Da (Beijing) Management Consultant Co., Ltd.

1. Business License

2. Tax Registration Certificate

3. Organization Code Certificate

Beijing Hua Yu Pin Xue Education Technology Co., Ltd.

1. Business License

2. Tax Registration Certificate

3. Organization Code Certificate

Beijing Xicheng District Hua Yu Pin Xue Training School

1.  Private Non-enterprise Certificate

2.  Private School License

Beijing Shifanxuezhitang Information Science Institute

1. Business License

2. Tax Registration Certificate

3. Organization Code Certificate

Harbin Tianlang Culture and Education School

1.  Private Non-enterprise Certificate

2.  Private School License

Harbin City Nangang District Nuoya Foreign Languages School

1.  Private Non-enterprise Certificate

2.  Private School License

Changchun City Chaoyang District Nuoya Foreign Languages School

1.  Private Non-enterprise Certificate

2.  Private School License

 Harbin Zhong He Li Da Information Technology Co., Ltd.

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

Our main office, which is owned by us, is located at 58 Heng Shan Road, Kun Lun Shopping Mall Harbin, Heilongjiang Province, PRC 150090, which has a total area of 669 square meters (7,198 square feet). This space is adequate for our present and our planned future operations. No other businesses operate from this office. We have no current plans to occupy other or additional office space.

Our Beijing office is located in China Overseas Plaza, at the heart of Beijing's Central Business District. The total floor area is 1,477 square meters (approximately 15,898 square feet).   We began using this building in December 2010.  The office's lease term is 38 months from December 10, 2010 to February 9, 2014.  The annual rent is RMB 243,708 (approximately $36,000).

Heilongjiang Zhonghe Education Training Center (“ZHTC”) has several locations for the onsite training facility, and its main office is located at 58 Heng Shan Road, Kun Lun Shopping Mall Harbin, Heilongjiang Province, PRC 150090.

HYPX’s main training center is located at 311 Guanganmennei Road, Xicheng District, Beijing, PRC, which has a total area of 1,677 square meters (approximately 18,051 square feet) with an annual rent of RMB 2,203,578 (approximately $341,407).

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

Item 3.	Legal Proceedings.

The Company was named as a defendant in two putative class action lawsuits filed in the U.S. District Court for the Central District of California. The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW) (AGRx), was filed on December 28, 2010. On March 2, 2011, the two actions were consolidated as In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx) (C.D. Cal.). The plaintiffs alleged that the Company and certain of its past and present officers and directors were liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in the Company’s public filings between 2008 and 2010 and in an investor conference call in December 2010. The plaintiffs also asserted claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made. The Company and the individual defendants denied these allegations. The Court denied the Company's motion to dismiss the consolidated complaint on October 11, 2011, but subsequently dismissed one of the company’s directors.

The parties agreed to settle the consolidated class action lawsuit, and the Court entered an order granting final approval to the parties' settlement agreement on March 13, 2013. The Court's approval order remains subject to appeal until April 12, 2013.

In addition, a derivative lawsuit, Padnos v. Yu, et al., No. 11-cv-08973(CAS) (JCx), was filed on October 28, 2011 in the U.S. District Court for the Central District of California against certain of the Company’s past and present officers and directors. The lawsuit, filed nominally on behalf of the Company, alleged breaches of fiduciary duties based on facts similar to those alleged in the class action. That case has also been settled, and the Court granted final approval to the parties’ settlement agreement on October 15, 2012.

All payments required under the settlement agreements described above have been, or will be, made by the Company's insurance carrier.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on OTCQX since January 25, 2012 under the symbol “CEAI.” From December 29, 2011 to January 24, 2012, our common stock was traded on OTCQB under the symbol “CEAI.” Our common stock was traded on the NYSE from January 27, 2010 to December 28, 2011 under the symbol CEU. From July 20, 2009 to January 26, 2010, our common stock was traded on the NYSE Amex under the symbol CEU. Prior to July 20, 2009, our common stock was traded on the OTC Bulletin Board under the trading symbol CEUA.OB. The table below presents the high and low bid for our common stock for each quarter from January 1, 2011 through December 31, 2012. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2011
1st Quarter	$8.01	$3.99
2nd Quarter	$5.01	$2.43
3rd Quarter	$3.75	$1.22
4th Quarter	$1.89	$0.43

Year ended December 31, 2012
1st Quarter	$1.35	$0.42
2nd Quarter	$1.56	$0.52
3rd Quarter	$1.39	$0.28
4th Quarter	$0.77	$0.21

As of March 29, 2013, we had 10,582,530 shares of common stock outstanding and held of record by 169 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On March 29, 2013, the closing price of our common stock on OTCQX was $0.70 per share.

Securities Authorized for Issuance under Equity Compensation Plans.

On June 18, 2009, we adopted the China Education Alliance, Inc. 2009 Incentive Stock Plan (the “2009 Plan”). We registered 333,334 shares of our common stock under the 2009 Plan on a Form S-8, effective June 18, 2009. As of March 29, 2013, 24,109 shares are still available under the 2009 Plan.

On June 21, 2011, we adopted the China Education Alliance Inc. 2011 Incentive Stock Plan (the “2011 Plan”), which was approved by our shareholders on September 18, 2011. We registered 333,334 shares of our common stock under the 2011 Plan on a Form S-8, effective July 1, 2011. As of March 29, 2013, 274,000 shares are still available under the 2011 Plan.

Set forth below is our equity compensation plan information as of December 31, 2012.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans	-	-	24,109
approved by security holders	52,667	$1.35	274,000
Equity compensation plans not approved by security holders	-	-	-
Total	52,667	$1.35	298,109

Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC, 77 Spruce Street, Suite 20, Cedarhurst, New York 11516.

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

Overview

We are engaged in the business of distribution of educational resources through the Internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of education resources. We have a database comprising such resources as test papers for secondary education courses as well as video on demand. Our database includes more than 500,000 exams, test papers and courseware for secondary and elementary schools. We generate revenue through our website by selling prepaid debit cards to our subscribers and sales of advertisement on our website.

We also provide on-site teaching and training services and have training facilities in Heilongjiang and Beijing, which can accommodate approximately 8,000 students. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We also provide vocational training services and language training services. We charge tuition fees for these classes and services.

We have also introduced another online service aimed at students who want to attend vocational school. These students include high school students who do not intend to continue their education at universities and university graduates who are looking for employment. The core business for our vocation education will be in three main areas: vocation training, vocational certification, and career development for college graduates. We have collaborated with the National Vocational Education Association of China in setting up www.360ve.com, which provides information regarding vocation training schools and vocation training both on-line and on-site at our training centers. We will also be involved in a project called the “Zhong He Win-Win Program”, which is designed to fit the needs of Chinese entrepreneurs and to improve their leadership, management and marketing skills. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

At the beginning of 2012, we started to design and build a web-based information platform for our online education program - “China Education Cloud Platform” to provide a stable long distance education network including video/audio courses, cloud based network service for teachers, students, and parents and online educational administration services system. This platform is also intended to serve as a comprehensive cloud based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. We will charge fees for the cloud storage and receive commissions for the courses/services the educational institutions or the teachers sell through our platform. We expect to launch this platform in 2013 and are currently in discussions with several advertisement companies to design a comprehensive marketing campaign to promote this platform.

Our current activities are primarily conducted in the northern part of the PRC. PRC has about 150 million students aged 6 -18, who are the target of our education services. There are about 10 million students in the 6-18 age group in the northeastern provinces of the PRC. Because we serve approximately 500,000 – 600,000 students, only 5% of the students in our primary market, we believe that we have great potential to grow. Our growth will depend on how we penetrate and expand our market. Our expansion may take the form of organic growth and/or acquisitions and the key to our growth will be increased student enrollment.

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

We have granted options under the 2009 Incentive Stock Plan and 2011 Incentive Stock Plan to our officers, directors or key employees to purchase 152,000 and 52,667 shares of common stock of the Company, respectively. To the extent that we do adopt such plans in the future, such grants will be valued at the grant date and expensed over the applicable vesting period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

The following table sets forth information from our statements of operations for the years ended December 31, 2012 and 2011:

	(Dollars)
	Years ended December 31,
	2012	% of Revenue	2011	% of Revenue
Revenue	$11,725,109	100%	$34,757,531	100%
Cost of revenue	10,094,743	86%	10,678,166	31%
Gross Profit	1,630,366	14%	24,079,365	69%
Other income	296,548	2.5%	807,584	2.3%
Income(loss) from operations	(14,424,320)	-123%	5,027,274	14%
Net Income before provision for income tax	(14,127,772)	-120%	5,834,858	17%
Provision for income taxes	319,255	2.7%	(132,633)	-0.4%
Net income (loss) - attributable to CEAI and Subsidiaries	(14,062,604)	-120%	6,103,808	18%
Net income	(14,447,027)	-123%	5,967,491	18%

Revenue

Revenue for the year ended December 31, 2012 decreased by $23,032,422, or 66%, to $11,725,109 from $34,757,531 for the year ended December 31, 2011.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $15,266,848, or 77%, to $4,539,378 for the year ended December 31, 2012 from $19,806,226 for the year ended December 31, 2011.

Revenue from the training center division is comprised of tuition from examination-orientated after school training classes, language training classes, vocational training classes etc. Revenue generated by the training center division decreased by $7,765,574, or 52% to $7,185,731 for the year ended December 31, 2012 from $14,951,305 for the year ended December 31, 2011.

The decline in revenue for the year ended December 31, 2012 was a result of decline in revenue across all of our business. We believe revenue was affected by external factors including slowdown in economic growth within the PRC, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decline in interest of existing and new students, which resulted in decrease in student enrollments and led to a decline in revenue as compared to the year ended December 31, 2011. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. We have contracted technology companies to design a new web-based platform providing video based long-distance teaching services which encompass online community system and online teaching management system. Additionally, we are seeking to establish more onsite training centers and optimize the operation of existing training centers. As such, we predict that our revenue will gradually recover after we launch the new web-based platform and set up more training centers.

Cost of Revenue

Our overall cost of revenue decreased by $583,423 or 5% to $10,094,743 for the year ended December 31, 2012, as compared to $10,678,166 for the December 31, 2011.

Cost of revenue for the online education business comprises cost of obtaining new materials to offer students, depreciation related to computer equipment and software and direct labor cost. Direct labor cost in connection with the maintenance and operation of our websites are fixed costs whereas the costs for purchase of materials and deprecation of equipment and software are variable costs. While the direct labor cost usually stays stable, the costs for purchase of materials and depreciation of equipment and software vary as we purchase new materials, equipment and software. The cost of revenue for the purchase of new materials, equipment and software does not directly correlate with revenue. We constantly have to invest in and update our content to be competitive and current in spite of falling revenue in the online education business. The cost of revenue for the online education division increased by $301,007 or 4% to $7,199,678 for the year ended December 31, 2012, from $6,898,671 for the year ended December 31, 2011 as a result of a slight increase in variable costs including costs for the purchase of new examination papers, tutorial materials, and amortization associated with the materials. In order to keep our online education material up-to-date and competitive, we continually purchase new study materials. To effectively control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses and depreciation usually remain stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $884,430 or 23% to $2,895,065 for the year ended December 31, 2012, from $3,779,495 for the year ended December 31, 2011. The decrease in cost of revenue was mainly attributable to decrease in revenue. However, cost of revenue did not decrease in proportion to the decrease in revenue as a result of increase in salaries. In order to improve the performance of the training center division, the Company offered higher salaries to retain reputable teachers. Increase in salary for non-faculty staff also contributed to the increase in salaries paid.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit(loss) and gross margin for our two lines of business for the years ended December 31, 2012 and 2011:

	(Dollars)
	Years ended December 31,
	2012		2011
Online Education	$		$

Revenue		4,539,378		19,806,226
Cost of revenue		7,199,678		6,898,671
Gross profit		-2,660,300		12,907,555
Gross margin		-59%		65%

Training Center Revenue

Revenue		7,185,731		14,951,305
Cost of revenue		2,895,065		3,779,495
Gross profit		4,290,666		11,171,810
Gross margin		60%		75%

The gross margin for online education division decreased to negative 59% for the year ended December 31, 2012 from 65% for the year ended December 31, 2011 due to the decrease in online education revenue and increase in cost of revenue. We expect gross margin for online education division to increase as we will introduce new online education products and services to boost our revenue and effectively control costs of revenue.

The gross margin for our training center division decreased to 60% for the year ended December 31, 2012 from 75% for the year ended December 31, 2011 due to the decrease in revenue and increase in salary for both reputable teachers and non-faculty staff. In the future we expect the cost of revenue of our training center division to continue to increase as a result of the establishment of more onsite training centers as we are aiming to gain more market shares in the major cities throughout the PRC. We expect gross margin for our training center division to continue to decrease as the newly established centers may not generate sufficient revenue at the beginning stage.

Selling Expenses

Selling expenses include media advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $4,933,563 or 46% to $5,815,968 for the year ended December 31, 2012, from $10,749,531 for the year ended December 31, 2011. The decrease in selling expenses was mainly due to the decrease in revenue. Our sales commissions decreased by $4,040,248, or 93% as compared to the year ended December 31, 2011 as a result of significant drop in revenue. However, our advertising expenses increased by $2,121,230, or 326% due to increased marketing and sales promoting activities, such as advertising through media, online and onsite promotion, brochures, etc.

Administrative Expenses

Administrative expenses increased by $1,443,243 or 26%, to $6,946,247 for the year ended December 31, 2012, as compared to $5,503,004 for the year ended December 31, 2011. This was mainly due to the increase of $2,579,089, or 100% in research and development expenses relating to the development of the web-based platform. Depreciation and amortization increased by $492,915, or 18%, to $3,292,471 for the year ended December 31, 2012, from $2,799,556 for the year ended December 31, 2011 as a result of the purchase of fixed assets and intangible assets during the year ended December 31, 2012. In the future we expect the administrative expenses to continue to increase because: 1) the web-based platform is still under development, and will incur maintenance expenses after being successfully launched; 2) we will incur expenses associated with the expansion of our onsite training centers for purposes of gaining more market shares.

Other Income (Expense)

Other income (expense) is primarily comprised impairment loss on intangible assets and interest income. Other income was $296,548, a decrease of $511,036, or 63% as compared to $807,584 for the year ended December 31, 2011. Interest income for the year ended December 31, 2012 was $1,867,440, representing a decrease of $87. As we are receiving fixed interest from NIT and floating interest for our cash deposits in banks, the decrease was due to the decrease in exchange rate of U.S. dollars to RMB as compared with the year ended December 31, 2011. However, we provided for an impairment loss of $1,447,173 on the investments in Changchun Nuoya and Harbin Nuoya as the Company does not foresee the investment costs as being recoverable in the near future.

Income Taxes

The provision for income tax is nil and deferred tax expenses is $319,255 for the fiscal year ended December 31, 2012, as compared to the deferred tax benefits of $132,633 for the fiscal year ended December 31, 2011. In 2012, the applicable income tax rate is 15% for ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Income/Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $14,062,604, or negative return of $1.33 per share basic and diluted, for the year ended December 31, 2012, as compared to net income of $6,103,808 or $0.58 per share basic and diluted, for the year ended December 31, 2011. The basic and diluted weighted average shares outstanding were 10,582,530 for the year ended December 31, 2012, and 10,572,388 and 10,577,966 for the year ended December 31, 2011, respectively.

Liquidity and Capital Resources

Our current assets primarily consist of cash, prepaid expenses, and other receivable. We do not have inventory. Because students who purchase our on-line programs purchase debit cards for the programs that they use and students who enroll in our training classes pay their tuition before starting classes, we do not have accounts receivable except some accounts receivable from our advertising business on our website. Our prepaid expenses are primarily advance payments made to teachers for on-line materials, prepaid advertisement expense, prepaid rent, and other prepayments.

As of December 31, 2012, we had working capital of $63,741,376, a decrease of $7,441,782, or 10% from working capital of $71,183,158 at December 31, 2011 due to decline in revenue. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At December 31, 2012, we had cash and cash equivalents of $64,172,917, a decrease of $9,424,242 or 13%, from $73,597,159 at December 31, 2011. This decrease was primarily due to decrease in net income during 2012.

Cash Flow in Operating Activities

Our net cash used in operating activities was $8,283,089 for the year ended December 31, 2012, a decrease of $24,412,030 or 151% from net cash provided by operating activities of $16,128,941 for the year ended December 31, 2011. This decrease was due to (1) decrease in net income from $5,967,491 for the year ended December 31, 2011 to net loss of $14,447,027 for 2012; (2) increase in depreciation and amortization of $492,915 or 18%; (3) an impairment loss of $1,447,173 on the investments in Changchun Nuoya and Harbin Nuoya as the Company does not foresee that the investment costs as being recoverable in the near future.

Accounts payable and accrued expenses for the year ended December 31, 2012 generated negative flow of $1,020,140, a decrease of $2,087,474 or 196% as compared to inflow of $1,067,334 for the year ended December 31, 2011. Deferred revenue during 2012 generated negative flow of $963,589, a decrease of $2,105,268 from inflow of $1,141,679 for the year ended December 31, 2011. Deferred revenue reflects the unearned portion of debit cards sold in the online education division and unearned tuition from training centers, the decrease in deferred revenue indicated the decrease in sales of debit cards, and decrease in enrollments for the onsite training classes.

Cash Flow in Investing Activities

Our cash used in investing activities was $1,466,261 for the year ended December 31, 2012, a decrease of $14,697,998 or 91% from $16,164,259 for the year ended December 31, 2011. The decrease primarily resulted from decrease in purchase of property and equipment, proceeds from disposal of property and equipment and cash used for acquisition. For the year ended December 31, 2012, we spent $1,489,552 on purchase of property and equipment, a decrease of $7,866,668, or 84% as compared to $9,356,220 for the year ended December 31, 2011 due to decrease in purchase of fixed assets throughout the year. We did not dispose of as much property and equipment in the year of 2012 as compared to the year of 2011, which led to a decrease of $1,828,696, or 99% of proceeds from disposal of property and equipment. Additionally, we acquired a 100% ownership interest in Harbin Nuoya and Changchun Nuoya and a 60% ownership interest in Tianlang in 2011 for an aggregate of $8,447,427, whereas we did not have any acquisition activities for the year ended December 31, 2012.

Cash Flow in Financing Activities

Our cash used in financing activities was $291,339 for the year ended December 31, 2012, as compared to $116,243 for 2011. The main component for increase in cash used in financing activities was advance to stockholder and the dividend paid to non-controlling shareholders.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

ALBERT WONG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of

China Education Alliance, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Education Alliance, Inc. and subsidiaries ("the Group") as of December 31, 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Education Alliance, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
March 28, 2013	Certified Public Accountants

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

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED

Certified Public Accountants

Hong Kong

Date: April 16, 2012

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$64,172,917	$73,597,159
Other receivables	841,003	652,526
Prepaid expenses and other current assets	660,054	1,305,496
Total current assets	65,673,974	75,555,181

Non-current Assets
Note receivable	7,935,122	7,869,678
Property and equipment, net	11,349,025	14,203,136
Intangibles and capitalized software, net	9,213,515	12,420,620
Deferred tax assets	-	316,737
Total non-current assets	28,497,662	34,810,171

Total Assets	$94,171,636	$110,365,352

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$420,434	$1,430,499
Deferred revenue	1,332,620	2,277,620
Income tax and other taxes payable	179,544	532,254
Due to a stockholder	-	131,650
Total current liabilities	1,932,598	4,372,023

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 issued both as of December 31, 2012, and 2011, respectively; 137,512 shares held in treasury as of December 31, 2012, and 2011, respectively)	10,583	10,583
Additional paid-in capital	40,941,215	40,936,106
Statutory reserve	3,792,161	3,792,161
Retained earnings	36,186,436	50,249,040
Accumulated other comprehensive income	10,322,490	9,267,585
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	90,275,813	103,278,403
Noncontrolling interests in subsidiaries	1,963,225	2,714,926
Total stockholders' equity	92,239,038	105,993,329

Total Liabilities and Stockholders' Equity	$94,171,636	$110,365,352

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31
	2012	2011

Revenue
Online education revenue	$4,539,378	$19,806,226
Training center revenue	7,185,731	14,951,305
Total revenue	11,725,109	34,757,531

Cost of Revenue
Online education costs	7,199,678	6,898,671
Training center costs	2,895,065	3,779,495
Other costs
Total cost of revenue	10,094,743	10,678,166

Gross Profit/(Loss)
Online education gross profit/(loss)	(2,660,300)	12,907,555
Training center gross profit	4,290,666	11,171,810
Total gross profit/(loss)	1,630,366	24,079,365

Operating Expenses
Selling expenses	5,815,968	10,749,531
Administrative expenses	6,946,247	5,503,004
Depreciation and amortization	3,292,471	2,799,556
Total operating expenses	16,054,686	19,052,091

Income/(Loss) from operations	(14,424,320)	5,027,274

Other Income (Expense)
Other expenses, net	(5,138)	(281,158)
Loss on disposal of property and equipment	(118,581)	(573,403)
Impairment loss on intangible assets	(1,447,173)	-
Interest income	1,867,440	1,867,527
Investment loss	-	(205,382)
Total other income/(Expense), net	296,548	807,584

Net Income/(Loss) Before Provision for Income Tax Income taxes:	(14,127,772)	5,834,858
Current	-	(179,153)
Deferred	(319,255)	311,786

Net Income/(Loss)	(14,447,027)	5,967,491
Net Income/(Loss) attributable to the noncontrolling interests	(384,423)	(136,317)
Net Income/(Loss) - attributable to CEAI and Subsidiaries	$(14,062,604)	$6,103,808

Net Income/(Loss) per common stock-basic and diluted	$(1.33)	$0.58
Diluted Earnings Per Share	$(1.33)	$0.58

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,572,388
Diluted Weighted Average Shares Outstanding	10,582,530	10,577,966

The Components of Other Comprehensive Income
Net Income/(Loss)	$(14,062,604)	$6,103,808
Foreign currency translation adjustment	1,054,905	3,694,020

Comprehensive income/(loss)	$(13,007,699)	$9,797,828

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011

Cash flows from operating activities
Net (loss) income	$(14,447,027)	$5,967,491
Adjustments to reconcile net (loss) income to net cash provided (used in) provided by operating activities
Depreciation and amortization - operating expenses	3,292,471	2,799,556
Depreciation and amortization - cost of revenue	2,844,824	1,873,663
Loss on disposal of fixed assets	118,581	573,403
Bad debt written off on other receivables	18,969	184,500
Impairment loss on intangible assets	1,447,173	-
Stock based compensation	5,109	1,209,803
Investment loss	-	205,382
Net changes in operating assets and liabilities
Prepaid expenses and other receivables	453,995	1,234,634
Deferred tax assets	319,255	(311,786)
Accounts payable and accrued liabilities	(1,020,140)	1,067,334
Income tax and other taxes payable	(352,710)	183,282
Deferred revenue	(963,589)	1,141,679
Net cash (used in) provided by operating activities	(8,283,089)	16,128,941

Cash flows from investing activities
Purchases of property and equipment	(1,489,552)	(9,356,220)
Proceeds from disposal of property and equipment	23,291	1,851,987
Cash used for additional registered capital of a subsidiary	-	(212,599)
Cash used for acquisitions	-	(8,447,427)
Net cash used in investing activities	(1,466,261)	(16,164,259)

Cash flows from financing activities
Advance to a stockholder	(132,696)	131,650
Dividend paid to noncontrolling shareholders	(158,643)	(247,893)
Net cash used in financing activities	(291,339)	(116,243)

Effect of exchange rate changes on cash	616,447	2,643,305

Net (decrease) increase in cash and cash equivalents	(9,424,242)	2,491,744

Cash and cash equivalents at beginning of year	73,597,159	71,105,415

Cash and cash equivalents at end of year	$64,172,917	$73,597,159

Supplemental disclosure of cash flow information
Income tax paid	$92,832	$122,945

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

For the year ended December 31, 2012

	Common stocks	Additional paid-in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Treasury stocks	Total CEAI stockholders' equity	Noncontrolling interest	Total stockholders' equity
	US$	US$	US$	US$	US$	US$	US$	US$	US$

Balance at December 31, 2010	10,421	39,726,465	3,731,672	44,591,566	5,573,565	(977,072)	92,656,617	(848,991)	91,807,626

Stock issued to employees	155	1,112,003					1,112,158		1,112,158
Stock issued to a director	7	24,593					24,600		24,600
Stock based compensation		73,045					73,045		73,045
Adjustment for reverse split
Appropriation to statutory reserve			60,489	(60,489)
Acquisition of Tianlang								3,562,282	3,562,282
Acquisition of HYPX				(137,952)			(137,952)	137,952
Dividend paid to noncontrolling interest				(247,893)			(247,893)		(247,893)
Foreign currency translation adjustment					3,694,020		3,694,020		3,694,020
Net income				6,103,808			6,103,808	(136,317)	5,967,491
Comprehensive Income							9,797,828

Balance at December 31, 2011	$10,583	$40,936,106	$3,792,161	$50,249,040	$9,267,585	$(977,072)	$103,278,403	$2,714,926	$105,993,329

Loss for the period				(14,062,604)			(14,062,604)	(384,423)	(14,447,027)
Stock based compensation		5,109					5,109		5,109
Foreign currency translation adjustment					1,054,905		1,054,905	(208,635)	846,270
Dividend paid to noncontrolling interest								(158,643)	(158,643)

As of December 31, 2012	$10,583	$40,941,215	$3,792,161	$36,186,436	$10,322,490	$(977,072)	$90,275,813	$1,963,225	$92,239,038

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2012 and 2011

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

ZHLD also owns 70% of Beijing Hua Yu HuiZhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. At the time of its organization, we transferred a 30% interest in this subsidiary to the National Vocational Education Association of China, a non-profit, quasi-government entity, for no consideration to enable us to work with the Association’s network to expand our business.

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB3,000,000 (approximately $430,000) and Newspaper Group contributed RMB3,120,000 (approximately $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. As the Company did not foresee that the investment cost is recoverable from this joint venture in the near future, the Company provided fully impairment on the investment by the year ended December 31, 2011.

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

In February 2010, the Company, through its wholly owned subsidiary ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid the original owner of Beijing Shifan RMB7 million (approximately $1,056,970) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematics, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. In September 2011, New Shifan changed its name to Beijing Hua Yu Pin Xue education Echnologu Co., Ltd ("HYPX"). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX without any consideration, and authorized Mr. Xiqun Yu, under a trust agreement, to hold the 35% equity interest on behalf of ZHLD. In November 2011, HYPX increased its share capital to RMB2 million (approximately $298,567). In January 2012, due to the changed government rules, the Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. HYPX is focusing on expanding our training centers in Beijing, and developing extensive marketing strategy to establish new markets in other main cities.

On March 4, 2011, the Company entered into a management agreement (the “Management Agreement”) with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, PRC. Pursuant to the Agreement, the Company will assist in managing the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,935,122) will be paid by any party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company agreed to loan NIT RMB 50 million (approximately $7,935,122) to build training facilities and NIT will repay the RMB 50 million (approximately $7,935,112) in ten years from the date NIT receives the principal. The loan has an annual interest rate of 20% and the interest will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. Currently, we receive 20% annual interest income due each quarter, therefore, the management fee is waived. The loan is secured by the assets of certain guarantors. By March 29, 2013, NIT repaid the loan principal of RMB50 million and accrued interests.

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

2	Basis of Preparation of Financial Statements

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The portion of the income applicable to noncontrolling interests in subsidiaries undertakings is reflected in the consolidated statements of operations.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of December 31, 2012 and 2011. The Company’s cash at their US banks is in excess of statutorily insured limits at $4,525,820 and $0, as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had cash at PRC banks not protected by FDIC totaling $59,295,572 and $73,120,006 respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the year ended December 31, 2012 and 2011, the Company performed the impairment test on its intangible assets, and recorded $1,447,173 and $0, respectively as impairment loss.

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

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are recorded in USD as the functional currency, and the financial position and results of operations of the Company’s PRC subsidiaries are recorded in RMB as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the respective reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the years ended December 31, 2012 and 2011.

	December 31,
	2012	2011
RMB: US$ exchange rate	6.3011	6.3535
	Years ended December 31,
Average RMB: US$ exchange rate	2012	2011
	6.3034	6.4544

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

The Company recognizes advertising revenue monthly on receipt of the confirmation from the agent. The agency is responsible for collection of all ad revenue from advertisers. The agency is required to make their remittance for on-line advertising six months after on-line ads are posted on the Company’s website.

Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Tuition is recognized as revenue ratably over the periods in which it is earned, generally the term of the program or as the debit card is used.

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of December 31, 2012 and 2011 was $1,332,620 and $2,277,620 respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2012 and 2011 were $2,770,988 and $649,786, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for years ended December 31, 2012 and 2011 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2012, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had deferred tax assets of $0 and $316,737 as of December 31, 2012 and 2011, respectively. In addition, the Company had recorded a deferred tax expense of $319,255 and deferred tax credit of $311,786 for the years ended December 31, 2012 and 2011, respectively.

Value added tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax (“VAT”) promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning VAT is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

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

Related party transactions/balances - As of December 31, 2012 and 2011, the Company owed a stockholder $0 and $131,650, respectively. As of December 31, 2012 and 2011, the Company owed a related party $686,501 and $231,893, respectively.

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

During the years ended December 31, 2012 and 2011, the total stock based compensation were $5,109 and $1,209,803, respectively.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of December 31, 2012 and 2011, respectively.

Treasury stock - We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. When retired, the excess of the cost of treasury stock over its par value is allocated between retained earnings and additional paid-in capital.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

4.	Concentrations of business and credit risk

The majority of the Company’s bank accounts are with banks located in the PRC that are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks.

The Company is operating in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the US$ and the RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of December 31, 2012 and 2011, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $4,525,820 and $0, respectively, in funds in excess of FDIC insured amounts.

For the years ended December31, 2012 and 2011, no single customer accounted for 10% or more of revenue.

Our subsidiaries ZHTC, Changchun Nuoya and Harbin Nuoya are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of December 31, 2012 and 2011, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $33,169,873, and $31,225,001, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2012	2011
Cash on Hand -China	$38,522	$139,078
Bank Deposits-China	59,273,602	73,120,006
Bank Deposits-US	4,860,793	338,075
	$64,172,917	$73,597,159

6.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	December 31,
	2012	2011
Prepaid rent	$313,981	$387,618
Prepaid teachers and online material	213,174	302,340
Prepaid services and professional fees	-	286,281
Prepaid advertising	104,746	53,036
Other prepaid expenses	28,153	276,221
	$660,054	$1,305,496

7.	Note receivable

On March 4, 2011, the Company entered into the Management Agreement with NIT, a vocational training institution based in Nanchang, PRC. Pursuant to the Agreement, the Company manages the daily operations of NIT for ten years, for an annual management fee of RMB 10 million (approximately $1.5 million). The management fee is payable on a quarterly basis and in the event of late payment, a late fee is imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7.9 million) will be paid by any party that defaults on the agreement.

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company loaned NIT RMB 50 million (approximately $7.9 million) to build training facilities and NIT will repay the RMB 50 million (approximately $7.9 million) in ten years from the date NIT received the principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors.

The Company loaned RMB 50 million (approximately $7.9 million) to NIT on December 15, 2010. The principal on the loan is due in ten years. NIT will pay the Company RMB 10 million (approximately $1.5 million) annually under the Management Agreement. The full amount of the loan is due in ten years from the date NIT received the principal at the termination of the Agreement. The loan bears interest at 20% per annum. However, no interest will be charged if the Company receives the annual management fee.

As of December 31, 2012 and 2011, the balance of note receivable was $7,935,122 and $7,869,678, respectively. The increase in the balance of note receivable was mainly due to change in exchange rates of RMB against US$. On March 29, 2013, NIT repaid the loan principal of RMB 50 million and accrued interests. On March 29, 2013, the Management Agreement and the Loan Agreement were terminated upon mutual consent of NIT and the Company.

8.	Property and equipment, net

Property and equipment consist of the following:

	December 31,
	2012	2011

Buildings	$1,410,550	$1,398,917
Transportation vehicles	112,258	273,405
Communication equipment	12,949,181	13,113,226
Furniture and fixtures	2,956,701	3,694,726
Leasehold improvement	2,955,891	2,131,910
	20,384,581	20,612,184
Less: Accumulated Depreciation	(9,035,556)	(6,409,048)
Property and Equipment, net	$11,349,025	$14,203,136

For the years ended December 31, 2012 and 2011, depreciation expenses totaled $4,304,334 and $3,155,860. For the years ended December 31, 2012 and 2011, loss on disposal of fixed assets was $118,581 and $573,403, respectively.

9.	Intangibles and capitalized software, net

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

In 2012, as the Company did not foresee that the investment cost is recoverable in the near future, and concluded for the group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, the Company conducted the impairment test for intangible assets which resulted in impairments for the year ended December 31, 2012 of $1,447,173 for Changchun Nuoya and Harbin Nuoya.

Intangibles and capitalized software consist of the following:

	December 31,
	2012	2011
ACCP training course	$799,859	$793,263
BENET training course	56,023	55,560
Usage rights- Job Seekers	476,107	472,181
Usage rights- Learners	317,405	314,787
Others	2,470,238	2,458,199
Domain names	9,446,515	9,412,135
Course materials	534,040	497,751
Student list	790,083	786,968
Teacher list	1,041,949	1,038,797
	15,932,219	15,829,641
Less: Impairments	(1,447,703)	-
Less: accumulated amortization	(5,271,001)	(3,409,021)
Intangible and Capitalized Software, net	$9,213,515	$12,420,620

For the years ended December 31, 2012 and 2011, amortization expenses were $1,832,961 and $1,517,359 respectively.

For the years ended December 31, 2012 and 2011, impairment loss were $1,447,173 and $0, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,
2013	$1,499,937
2014	1,022,849
2015	841,272
2016	836,625
2017	813,395
$5,014,078

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2012	2011
Accounts payable	$3,968	$3,935
Accrued payroll	195,880	187,523
Accrued expenses	148,561	174,912
Payable for leasehold improvements	-	912,882
Other payables	72,025	151,247
	$420,434	$1,430,499

11.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of December 31, 2012 and 2011, the Company had deferred revenue of $1,332,620 and $2,277,620, respectively.

12.	Stockholders’ Equity

The Company had no significant equity transactions during the year ended December 31, 2012.

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

On September 26, 2011, we affected a one-for-three reverse stock split of our issued and outstanding common stock. As a result, the number of our issued and outstanding common stock was reduced from 31,747,249 shares to 10,582,530 shares. All common share data in the financial statement has been retroactively adjusted to reflect the effects of this reverse stock split.

13.	Warrants and options

Throughout the report, all the number of shares is reflected after a one-for-three reverse stock split performed in 2011.

Warrants

As of December 31, 2012 and December 31, 2011, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding. No warrants were granted in years ended December 31, 2012 and 2011.

Stock Options

During the year ended December 31, 2012, the Company did not grant any stock options.

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

On July 1, 2011, one of our employees, Mr. Mingming Bai was granted another option to purchase 10,000 shares of Common Stock of the Company at the exercise price of $2.67 per share pursuant to the 2011 Incentive Stock Plan. This option vests on the date of the option and may be exercised from date of grant until May 8, 2014, provided Mr. Bai is still an employee of or otherwise engaged by the Company at the date of exercising and the option has an exercise price equal to the market value of the Company’s commons shares on the date of grant. The total fair value of this option was $18,832.

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

The fair value of options pursuant to the 2011 Incentive Stock Plan were estimated on the date of grant using the Blacks-Scholes valuation model and the following assumptions: a risk free interest rate of 0.1% to 0.85%, a expected life of 1 year to 2.83 years, a dividend rate of 0.0%, and a expected volatility of 69% to 124%.

During the year ended December 31, 2011, the options to purchase a total of 10,000 shares of common stock issued to our ex-Chief Financial Officer, Zibing Pan, were forfeited.

During the years ended December 31, 2012 and December 31, 2011, the total stock based compensation were $5,109 and $1,209,803, respectively.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of year ended December 31, 2012 there are 52,667 options with a weighted average exercise price of $2.67 and a weighted average remaining life of 1.35years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period of 1.35years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of December 31, 2012, a total of approximately $992 in unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 0.35years. The intrinsic value for exercisable options as of December 31, 2012 is $0 due to the market price is lower than exercise price.

Stock option activity for the year ended December 31, 2012 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2011	184,447	$7.45
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	(131,780)	9.36
Outstanding as of December 31, 2012	52,667	$2.67
Exercisable and vested as of December 31, 2012	45,115	$2.67

The following table summarizes the Company’s stock options outstanding at December 31, 2012.

Weighted average exercise price	Outstanding December 31, 2012	Weighted average remaining life in years	Number exercisable
$2.67	52,667	1.35	45,115
	52,667		45,115

14.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the years ended December 31, 2012 and 2011, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

Earnings per share were affected by the one-for-three reverse stock split of our issued and outstanding common stock, effective September 26, 2011. As a result, the number of our issued and outstanding common stock was reduced from 31,747,249 shares to 10,582,530 shares.

The following reconciles the components of the EPS computation:

	December31,
	2012	2011
Net (loss) income to common shareholders	$(14,062,604)	$6,103,808
Weighted average shares outstanding - basic	10,582,530	10,572,388
Effect of dilutive securities	-	5,578
Weighted average shares outstanding - diluted	10,582,530	10,577,966
Income (Loss) per share – basic and diluted	$(1.33)	$0.58

For the years ended December 31, 2012 and 2011 options to purchase 52,667 and 131,780 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

15.	Commitments and contingencies

The Company was named as a defendant in two putative class action lawsuits filed in the U.S. District Court for the Central District of California. The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW) (AGRx), was filed on December 28, 2010. On March 2, 2011, the two actions were consolidated as In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx) (C.D. Cal.). The plaintiffs alleged that the Company and certain of its past and present officers and directors were liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in the Company’s public filings between 2008 and 2010 and in an investor conference call in December 2010. The plaintiffs also asserted claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made. The Company and the individual defendants denied these allegations. The Court denied the Company's motion to dismiss the consolidated complaint on October 11, 2011, but subsequently dismissed one of the company’s directors.

The parties agreed to settle the consolidated class action lawsuit, and the Court entered an order granting final approval to the parties' settlement agreement on March 13, 2013. The Court's approval order remains subject to appeal until April 12, 2013.

In addition, a derivative lawsuit, Padnos v. Yu, et al., No. 11-cv-08973(CAS) (JCx), was filed on October 28, 2011 in the U.S. District Court for the Central District of California against certain of the Company’s past and present officers and directors. The lawsuit, filed nominally on behalf of the Company, alleged breaches of fiduciary duties based on facts similar to those alleged in the class action. That case has also been settled, and the Court granted final approval to the parties’ settlement agreement on October 15, 2012.

All payments required under the settlement agreements described above have been, or will be, made by the Company's insurance carrier.

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2012 and 2011 were $77,379 and $51,563 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has nine office leases and training center leases which expire at various dates from January 2013 through September 2017. The Company recorded an aggregate of $716,165 and $872,897 as rent expenses for the years ended December 31, 2012 and 2011, respectively. Rental commitments as of December 31, 2012 are as follows:

Years ending December 31,
2013	$1,241,534
2014	711,190
2015	390,426
2016	249,984
2017	25,441
$2,618,575

16.	Operating Risk

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

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The public welfare fund no longer requires the Company to contribute, but the Company can’t dissolve it. As of December 31, 2007, the Company appropriated 50% of its registered capital to statutory reserve for HeilongjianZhonghe Education Training Center, and has not contributed additional funds to this subsidiary statutory surplus reserve, as they are in compliance with all applicable PRC rules. The Company’s other subsidiary has not reached their maximum contribution required for their statutory reserve; accordingly contributions were made for the year ended December 31, 2012. For the years ended December 31, 2012 and 2011, statutory reserves activity is as follows:

	Harbin Zhong He Li Da Education Technology, Inc	Heilongjiang Zhonghe Education Training Center	Total
Balance – January 1, 2011	$3,449,805	$281,867	$3,731,672
Allocations to Statutory reserves	60,489	-	60,489
Balance – December 31, 2011	3,510,294	281,867	3,792,161
Allocations to Statutory reserves	-	-	-
Balance – December 31, 2012	$3,510,294	$281,867	$3,792,161

18.	Related Party Transactions

As of December 31, 2012 and 2011, the Company owed a stockholder $0 and $131,650, respectively. As of December 31, 2012 and 2011, the Company owed a related party $686,501 and $231,893, respectively.

19.	Income Taxes

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

In the years ended December 31, 2012 and 2011, ZHLD continues being qualified as a technology and software entity, and is entitled to a 15% statutory PRC enterprise income tax rate. The Company’s subsidiaries, ZHTC, TL, Harbin Nuoya, Changchun Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempted from PRC taxation, as these subsidiaries operate a business enterprise engaged in educational opportunities. The Company’s other subsidiaries; BHYHZ, ZHLDBJ, ZHLDIT, HYPX and Beijing Xicheng District Hua Yu Pin Xue Training School are taxed at the PRC statutory rate (25%), and have incurred operating losses during the year.

The components of income (loss) before income tax consist of approximately following:

	Year Ended December 31,
	2012	2011
U.S Operations	$(1,200,000)	$(2,412,000)
Chinese Operations	(12,928,000)	8,247,000
	$(14,128,000)	$5,835,000

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2012	2011
Income tax (benefit) provision at Federal statutory rate	$(4,945,000)	$2,090,000
State income taxes, net of Federal benefit	(636,000)	275,000
Permanent differences	-	740,000
U.S. tax rate in excess of foreign tax rate	2,004,000	(1,224,000)
Abatement of foreign income taxes	-	(2,221,000)
Additional tax assessment for PRC income taxes – assessed in current period related to prior period	-	12,000
Non-deductible expenses	-	2,000
Increase in valuation allowance	3,577,000	505,000
Tax provision	$-	$179,000

The Company has a U.S net operating loss carryforward of approximately $8,400,000 as of December 31, 2011 which will expire through 2030. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005.

The deferred tax asset of approximately $3,318,000 associated with these net operating loss carryforwards was fully reserved as of December 31, 2012.

Deferred income tax for 2012 and 2011 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws.

The approximately tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Non-current	-	-
Tax loss carried forward	$3,318000	$2,840,000
Deductible temporary difference	-	317,000
Valuation allowance	(3,318,000)	(2,840,000)
Total non-current deferred tax assets	$-	$317,000

20.	Subsequent Events

On March 29, 2013, NIT repaid the loan principal of RMB 50 million and accrued interests. On March 29, 2013, terminate the Management Agreement and the Loan Agreement were terminated upon mutual consent of NIT and the Company.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2012. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer. Based on our evaluation, we determined that, as of December 31, 2012, our internal control over financial reporting was effective.

In order to improve the efficiency of our internal control over financial reporting, we have taken and are implementing the following measures:

●	We have established an audit committee to oversee our accounting and financial reporting;

●	We have taken measures to strengthen our accounting department in the year of 2012, including employment of US GAAP experts. Additionally, we have appointed an Audit Committee member with strong auditing related experience to oversee and improve the quality of our financial reporting.

●	We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in the PRC who test and monitor the implementation of our accounting and internal control procedures;

●	We are also seeking additional qualified in-house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter;

●	We are in the process of completing the review and revision of the documentation of our internal control procedures and policies; and

●	We intend to continue to provide training to our employees in the PRC to ensure that the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

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

Other than in connection with the implementation of the measures described above, there have been no changes in our internal control over financial reporting during the fiscal year of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Xiqun Yu	45	Chairman of the board, Chief Executive Officer, President and Director
Cloris Li	31	Chief Financial Officer
Xiaohua Gu 1,2,3	39	Director
Liansheng Zhang 1,2,3	71	Director

1	Member of the audit committee.
2	Member of the compensation committee.
3	Member of the nominating committee.

Mr. Xiqun Yu has been our chairman and chief executive officer since the organization of our subsidiaries in 2001. He has more than 20 years of experience in senior management with several Northern PRC-based enterprises. He was responsible for marketing, strategic planning and designing for many of these corporations. Mr. Yu previously served as the chief executive officer of RETONG.COM, and chairman of Harbin Zhonghelida Technology Corporation, Heilongjiang Retong Advertising Co., Ltd. and Heilongjiang Wantong Telecommunication Project Co., Ltd. Mr. Yu is a member of the Council of China Harbin Advertising Association and is a Director of the China Internet Network Association. Mr. Yu received a degree in Business Administration from the Harbin University of Science and Technology in 1989.

Ms. Cloris Li is a certified public accountant in Australia and a member of Certified Public Accountant Australia. Before joining the Company as Chief Financial Officer, she was a consultant in PricewaterhouseCoopers, focusing on the function of assurance and risk & control, providing audit, internal control advice and SOX compliance services to both public and private companies. From 2007 to 2009, Ms. Li served as vice president in a private family fund assisting domestic Chinese companies seeking overseas listings. She worked as senior auditor and tax advisor in national wide Australian accounting firm, providing financial auditing, planning and tax advice to both local and multinational companies from 2004 to 2006. Ms. Li graduated from Queensland University Technology Australia with a Bachelor of Business in Accounting in 2004.

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

Our directors will serve until the annual meeting of stockholders in 2014 and until his respective successors have been elected and have qualified, or until his earlier resignation, removal or death.

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

	Xiqun Yu	Xiaohua Gu	Liansheng Zhang

High level of financial literacy
X

Extensive knowledge of the Company’s business	X

Marketing/Marketing related technology experience	X

Relevant Chief Executive/President or like experience	X

Governmental, political or diplomatic expertise	X		X

Xiqun Yu

Extensive knowledge of Company’s business - Mr. Yu has been our chairman and Chief Executive Officer since the organization of our subsidiaries in 2001.

Marketing/Marketing related technology experience - He has more than 20 years of experience in senior management with several Northern PRC-based enterprises and was responsible for marketing, strategic planning and designing for many of these corporations.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee in October 2007. The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.    Our audit committee members are Xiaohua Gu (Chairman) and Liansheng Zhang.

Our board of directors has determined that it has an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Xiaohua Gu. The directors who serve on the audit committee are “independent” directors based on the criteria for independence set forth in our Corporate Governance Guidelines which is available on our website at http://www.chinaeducationalliance.com/Corporate.jsp. Our Board of Directors has adopted a written charter for the Audit Committee which was amended on January 13, 2013. The amended charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp.

Compensation Committee

Our board of directors established a compensation committee in October 2007.

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The members of the compensation committee currently are Liansheng Zhang (Chairman) and Xiaohua Gu. The members of our compensation committee or their affiliates did not provide additional service to the Company or its affiliates in an amount in excess of $120,000 during the Company’s fiscal year ended December 31, 2012.

Our board of directors has adopted a written compensation committee charter which was amended on January 13, 2013.  The amended charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp. The directors who serve on the compensation committee are “independent” directors based on the criteria for independence set forth in our Corporate Governance Guidelines which is available on our website at http://www.chinaeducationalliance.com/Corporate.jsp.

Nominating Committee

Our board of directors established a nominating committee in June 2009.

The purpose of the nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The nominating committee will be involved in evaluating the desirability of and recommendation to the board of any changes in the size and composition of the board, and evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. The members of the nominating committee currently are Liansheng Zhang (Chairman) and Xiaohua Gu.

The directors who serve on the nominating committee are “independent” directors based on the criteria for independence set forth in our Corporate Governance Guidelines which is available on our website at http://www.chinaeducationalliance.com/Corporate.jsp. The nominating committee has a written charter which was amended on January 13, 2013. The amended charter is available on our website at http://www.chinaeducationalliance.com/Governance.jsp. The nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to our Secretary at 58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, the PRC 150090, provided such recommendation has been made in accordance with the relevant by-laws.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

On January 13, 2013, we have adopted a new Code of Business Conduct and Ethics to replace the Company’s previous Code of Business Conduct and Ethics by its entirety. The new code is applicable to our directors, officers, employees and agents and is currently available on our website at http://www.chinaeducationalliance.com/Corporate.jsp.

The board and its committees held the following number of meetings during the fiscal year of 2012.

Board of Directors	4
Audit Committee	4
Compensation Committee	0
Nominating Committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent, which amounted to one such action.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2012.

Board Leadership Structure and Role in Risk Oversight

Xiqun Yu is our chairman and chief executive officer. We have two independent directors. Our lead independent director is Xiaohua Gu.  Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

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

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to China Education Alliance, Inc. and its subsidiaries in the fiscal years ended December 31, 2012 and 2011 in their capacity as such officers.  Mr. Xiqun Yu, our chief executive officer and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

							Change in
							Pension
							Value and
						Non-equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal	Fiscal		Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	Salary ($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Xiqun Yu	2011	30,987	—	—	—	—	—	—	30,987
Chief
Executive Officer (principal executive officer)(1)	2012	34,267	—	—	—	—	—	—	34,267

Cloris Li Chief	2011	10,000	—	—	—	—	—	—	10,000
Financial Officer (principal financial officer) (2)	2012	120,000	—	—	—	—	—	—	120,000

(1)	Mr. Yu is entitle to an annual salary of RMB 216,000 (approximately $34,267) for his services serving as Chief Executive Officer of the Company. He does not receive any compensation for his services on the board of directors.

(2)	Ms. Cloris Li joined us as our Chief Financial Officer on November 28, 2011.

Outstanding Equity Awards at 2012 Fiscal Year End

As of December 31, 2012, no options were exercised, and options to purchase 52,667 shares of the Company’s common stock were outstanding.

Outstanding Equity Awards at Fiscal Year-End December 31, 2012

Option/Stock Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Zhang Yizhao	20,000	-	-	2.67	5/9/2014	-	-	-	-
Hongbo Ma	667	333	-	2.67	5/9/2014	-	-	-	-
Jianfeng Cheng	667	333	-	2.67	5/9/2014	-	-	-	-
Liancheng Wei	667	333	-	2.67	5/9/2014	-	-	-	-
Lianshuang Li	667	333	-	2.67	5/9/2014	-	-	-	-
LixiaXiu	667	333	-	2.67	5/9/2014	-	-	-	-
MingmingBai	10,000	-	-	2.67	5/9/2014	-	-	-	-
Quanxi Wang	667	333	-	2.67	5/9/2014	-	-	-	-
Tao Wang	2,222	1,111	-	2.67	5/9/2014	-	-	-	-
Xiaofei Qi	1,112	555	-	2.67	5/9/2014	-	-	-	-
Xiuli Han	6,667	3,333	-	2.67	5/9/2014	-	-	-	-
Xinghai Zhao	1,112	555	-	2.67	5/9/2014	-	-	-	-
Total	45,115	7,552

Employment Agreements

We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, or retirement benefits to our executive officers or directors.

Pursuant to the terms of the Employment Agreement between the Company and Mr. Xiqun Yu, dated August 9, 2012, Mr. Yu shall be paid an annual salary of RMB 216,000 (approximately $34,267) in addition bonuses and benefits as may be determined by the Company’s Compensation Committee. The Employment Agreement is valid for five years expiring August 8, 2017, subject to early termination upon not less than 30 days’ notice.

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

Board Compensation

The following table sets forth the compensation received by our directors in fiscal year of 2012 in their capacity as directors:

					Change in
					Pension
					Value and
	Fee			Non-equity	Nonqualified
Name and	earned or	Stock	Option	Incentive Plan	Deferred	All Other
Principal	paid in	Awards	Awards	Compensation	Compensation	Compensation
Position	Cash ($)	($)	($)	($)	Earnings ($)	($)	Total ($)

Xiqun Yu Chief Executive Officer and director	—	—	—	—	—	—	—

Xiaohua Gu Director	15,000	—	—	—	—	—	15,000

Liansheng Zhang Director	5,000	—	—	—	—	—	5,000

Yizhao Zhang Director	12,000	—	—	—	—	—	12,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 29, 2013.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address	Owned (1)	Shares (1)
5% Shareholder
Zesiger Capital Group LLC
460 Park Avenue,
22nd Floor
New York, NY 10022 (2)	727,400	6.87%
-	-	-
Executive Officers and Directors
Xiqun Yu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090 (3)	4,327,779	40.51%

Cloris Li 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	0	0

Liansheng Zhang (4) 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	3,334	*

Xiaohua Gu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	0	0
Officers and Directors as a group (four individuals)	4,364,780	40.73%

*Represents less than 1%

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 29, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 29, 2013 (10,582,530), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Clients for whom Zesiger Capital Group LLC (“ZCG”) acts as investment adviser may withdraw dividends or the proceeds of sales from the accounts managed by ZCG. No single client account owns more than 5% of the class of securities.

(3)	The shares beneficially owned by Xiqun Yu include (a) 4,227,779 shares of common stock directly owned by Xiqun Yu, and (b) an option granted by the Company on June 18, 2009, to purchase 100,000 shares of the Company’s common stock in three equal installments, the first being vested on the date of the grant, and additional installments being vested on the first and second anniversaries of the date of the grant.

(4)	Liansheng Zhang was granted an option to purchase 3,334 shares of the common stock of the Company on June 18, 2009. The option shall become exercisable during the term of the Liansheng Zhang's employment in three equal annual installments of 1,111 shares of common stock each (save for the last installment of 1,112 shares), the first installment to be exercisable on the date of this option, with additional installments becoming exercisable on each of the first and second anniversaries following the date of the option.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

As of December 31, 2012 and 2011, the Company owed a stockholder $0 and $131,650, respectively. As of December 31, 2012 and 2011, the Company owed a related party $686,501 and $231,893, respectively.

Independent Directors

Our Board of Directors is currently comprised of a majority of independent directors, as such term is defined in our Corporate Governance Guidelines which is available on our website at http://www.chinaeducationalliance.com/Corporate.jsp., and such independent directors are Xiaohua Gu and Liansheng Zhang.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We incurred approximately $120,000 for professional services rendered by our registered independent public accounting firm of Albert Wong & Co. for the integrated audit of the Company for 2012. We incurred approximately $178,000 for professional services rendered by our former registered independent public accounting firm of Baker Tilly Hong Kong (“BTHK”) for the quarterly reviews for 2012 and the integrated audit of the Company for 2011.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2012 and 2011.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2012 and 2011.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2012 and 2011.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.2	Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4	Articles of Share Exchange of China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on September 26, 2011 is incorporated herein by reference to Exhibit 3.6 to the Form 10-K filed with the SEC on April 16, 2012.

3.7	Bylaws of China Education Alliance, Inc. are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).
3.8	Amendment to Bylaws of China Education Alliance, Inc. is incorporated herein by reference to the Form 8-K filed with the SEC on January 14, 2013.

4.1	China Education Alliance, Inc. 2009 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on June 19, 2009.

4.2	China Education Alliance, Inc. 2011 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Form S-8 filed with the SEC on July 1, 2011.

10. 1	Employment Agreement between China Education Alliance, Inc. and Xiqun Yu dated August 9, 2012.*

10.2	Employment Agreement dated as of November 30, 2011 between Cloris Li and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 30, 2011.

10.3	Translation of Appointment Agreement between the Company and Xiaohua Gu, dated June 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 30, 2011.

10.4	Management Agreement dated March 4, 2011 between Nanchang Institute of Technology and Registrant filed with the SEC on March 7, 2011.

10.5	Share Transfer Agreement dated March 14, 2011 between the shareholder of Harbin Tianlang Culture and Education School and the Registrant filed with the SEC on March 17, 2011.

10.6	Agreement dated March 21, 2011 between the Company and Nanchang Institute of Technology.

10.7	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Changchun City Chaoyang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 31, 2011.

10.8	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Harbin City Nangang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 31, 2011.

10.9	Lease Agreement, dated August 8, 2011, between Beijing Hua Yu Pin Xue Education Technology Co., Ltd. and Langfang Zhongzhi Pipe Real Estate Development Co., Ltd is incorporated herein by reference to Exhibit 10.34 to the Form 10-K filed with the SEC on April 16, 2012

10.10	Lease Agreement, dated March 16, 2009, between Harbin Tianlang Culture and Education School and Harbin Zhong Tian Heng Ji Real Estate Consulting Firmis incorporated herein by reference to Exhibit 10.35 to the Form 10-K filed with the SEC on April 16, 2012.

10.11	Lease Agreement, dated May 15, 2011, between Harbin City Nangang District Nuoya Foreign Languages School and Harbin Gong Da Yang Guang Property Management Co., Ltdis incorporated herein by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on April 16, 2012.

10.12

Lease Agreement, dated September 7, 2010, between Harbin Zhong He Li Da Education Technology, Inc., and China Overseas Plaza Property Co., Ltd. is incorporated herein by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on April 16, 2012.

10.13

China Education Cloud Platform (Souzhi) Development Agreement, dated April 10, 2012, by and between Harbin Zhong He Li Da Education Technology, Inc. and Beijing Qianpinbaihui Science and Technology Development Co., Ltd.*

10.14	China Education Cloud Platform (Xuezhi) Development Agreement, dated March 1, 2012, by and between Harbin Zhong He Li Da Education Technology, Inc. and Beijing Jinkeruida Technology Co., Ltd.*

21.1	List of Subsidiaries is incorporated herein by reference to Exhibit 21.1 to the Form 10-K filed with the SEC on April 16, 2012.

23.1	Consent of Independent Registered Public Accounting Firm.*

23.2	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: April 1, 2013	By:	/s/ Xiqun Yu
Xiqun Yu
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer	April 1, 2013
Xiqun Yu	Chairman of the Board of Directors
and Director (Principal Executive Officer)

/s/ Cloris Li	Chief Financial Officer	April 1, 2013
Cloris Li	(Principal Financial and Accounting Officer)

/s/ Xiaohua Gu	Director	April 1, 2013
Xiaohua Gu

/s/ Liansheng Zhang	Director	April 1, 2013
Liansheng Zhang

