Form 10-Q
period 2013-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2013-05-15
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2013, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$71,347,023	$64,172,917
Accounts receivable	76,597	-
Other receivables	448,406	841,003
Prepaid expenses and other current assets	423,803	660,054
Total current assets	72,295,829	65,673,974

Non-current Assets
Note receivable	-	7,935,122
Property and equipment, net	10,356,674	11,349,025
Intangibles and capitalized software, net	8,291,371	9,213,515
Deferred tax assets	-	-
Total non-current assets	18,648,045	28,497,662

Total Assets	$90,943,874	$94,171,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$394,846	$420,434
Deferred revenue	1,511,421	1,332,620
Income tax and other taxes payable	124,854	179,544
Due to a stockholder	196,473	-
Total current liabilities	2,227,594	1,932,598

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of March 31, 2013 and December 31, 2012, respectively; 137,512 and 137,512 shares held in treasury, as of March 31, 2013 and December 31, 2012, respectively)	10,583	10,583
Additional paid-in capital	40,941,810	40,941,215
Statutory reserve	3,792,161	3,792,161
Retained earnings	32,483,417	36,186,436
Accumulated other comprehensive income	10,840,055	10,322,490
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	87,090,954	90,275,813
Noncontrolling interests in subsidiaries	1,625,326	1,963,225
Total stockholders' equity	88,716,280	92,239,038

Total Liabilities and Stockholders' Equity	$90,943,874	$94,171,636

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2013	2012

Revenue
Online education revenue	$626,711	$2,063,089
Training center revenue	1,815,821	2,746,518
Total revenue	2,442,532	4,809,607

Cost of Revenue
Online education costs	1,354,321	1,766,775
Training center costs	716,845	841,196
Total cost of revenue	2,071,166	2,607,971

Gross Profit/(Loss)
Online education gross profit/(loss)	(727,610)	296,314
Training center gross profit	1,098,976	1,905,322
Total gross profit	371,366	2,201,636

Operating Expenses
Selling expenses	1,099,502	1,068,835
Administrative expenses	1,649,961	1,024,985
Depreciation and amortization	808,372	824,611
Total operating expenses	3,557,835	2,918,431

Loss from operations	(3,186,469)	(716,795)

Other Income (Expense)
Other expenses, net	(1,717)	(7,745)
Loss on disposal of property and equipment	(2,769)	(15,818)
Impairment loss on intangible assets	(606,032)	-
Interest income	51,716	482,936
Total other income/(expense), net	(558,802)	459,373

Net Loss Before Provision for Income Tax	(3,745,271)	(257,422)
Income taxes:
Current	-	-
Deferred	-	117,060

Net Loss	(3,745,271)	(140,362)
Net Loss attributable to the noncontrolling interests	(42,252)	(26,203)
Net Loss - attributable to CEAI and Subsidiaries	$(3,703,019)	$(114,159)

Net Loss per common stock-basic and diluted	$(0.35)	$(0.01)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,503

The Components of Other Comprehensive Income
Net Loss	$(3,703,019)	$(114,159)
Foreign currency translation adjustment	517,565	667,495

Comprehensive Loss	$(3,185,454)	$553,336

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities
Net income (loss)	$(3,745,271)	$(140,362)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization - operating expenses	808,372	824,611
Depreciation and amortization - cost of revenue	724,895	710,517
Loss on disposal of fixed assets	2,769	15,818
Bad debt written off on other receivables	-	18,905
Impairment loss on intangible assets	606,032	-
Stock based compensation	595	2,642
Net changes in operating assets and liabilities
Accounts receivable	(76,471)	(107,184)
Prepaid expenses and other receivables	636,015	381,728
Deferred tax assets	-	(114,223)
Accounts payable and accrued liabilities	(27,153)	(1,036,791)
Income tax and other taxes payable	(54,690)	(346,680)
Deferred revenue	171,183	(1,345,418)
Net cash (used in) provided by operating activities	(953,724)	(1,136,437)

Cash flows from investing activities
Purchases of property and equipment	(11,520)	(4,729)
Loan received back from NIT	7,965,715	-
Proceeds from disposal of property and equipment	255	4,100
Net cash used in investing activities	7,954,450	(629)

Cash flows from financing activities
Advance from a stockholder	196,151	-
Dividend paid to noncontrolling shareholders	(305,883)	(127,033)
Net cash used in financing activities	(109,732)	(127,033)

Effect of exchange rate changes on cash	283,112	475,187

Net increase (decrease) in cash and cash equivalents	7,174,106	(788,912)

Cash and cash equivalents at beginning of period	64,172,917	73,597,159

Cash and cash equivalents at end of period	$71,347,023	$72,808,247

Supplemental disclosure of cash flow information
Income tax paid	$-	$101,269

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

Nature of organization - China Education Alliance, Inc. (the “Company”), formerly known as ABC Realty Co., was organized under the laws of the State of North Carolina on December 2, 1996. ABC Realty Co.’s primary purpose was to act as a broker or agent in residential real estate transactions. On September 15, 2004, ABC Realty Co., pursuant to a Plan of Exchange, acquired Harbin Zhong He Li Da Education Technology, Inc. (“ZHLD”), a corporation formed on August 9, 2004 in the City of Harbin in the Heilongjiang Province, People’s Republic of China (the “PRC”), with an authorized capital of $60,386 (Renminbi (“RMB”) 500,000).

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

ZHLD’s subsidiary, Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the PRC on July 8, 2005 with a registered capital of $60,386 and is accounted for as a wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZHTC with 1% held in trust by Mr. Xiqun Yu, the Company’s CEO, for the benefit of ZHLD.

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB3,000,000 (approximately $430,000) and Newspaper Group contributed RMB3,120,000 (approximately $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD owns 49.02% equity interest and Newspaper Group owns 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. As the Company did not foresee that the investment cost is recoverable from this joint venture in the near future, the Company provided fully impairment on the investment by the year ended December 31, 2011.

On January 4, 2009, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of RMB500,000 (approximately $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has entrusted Mr. Xiqun Yu to hold 20% of its equity interest of ZHLDBJ on its behalf. ZHLDBJ will be involved in the vocational training business which includes IT engineering and accounting training.

In February 2010, the Company, through ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. New Shifan was created to continue the operations of Beijing Shifan Culture Communication Co., Ltd. ("Beijing Shifan"). The Company paid the original owner of Beijing Shifan RMB7 million (approximately $1,056,970) to acquire their expertise, in (i) science and math education at the secondary education level, (ii) the rights to continue publishing the magazine “Senior High School Students Mathematics, Physics, and Chemistry” and (iii) the rights to a nationwide contest for middle school and high school students. In September 2011, New Shifan changed its name to Beijing Hua Yu Pin Xue Education Technology Co., Ltd ("HYPX"). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX without any consideration, and entrusted Mr. Xiqun Yu to hold the 35% equity interest on behalf of ZHLD. In November 2011, HYPX increased its share capital to RMB2 million (approximately $298,567). In January 2012, due to changes in government regulations, the Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. HYPX is focusing on expanding our training centers in Beijing, and developing extensive marketing strategy to establish new markets in other main cities.

On March 4, 2011, the Company entered into a management agreement with Nanchang Institute of Technology (“NIT”), a vocational training institution based in Nanchang, PRC. Pursuant to the agreement, the Company would assist in managing the daily operations of NIT for ten years for an annual management fee of RMB 10 million (approximately $1,461,347). The management fee was payable on a quarterly basis and in the event of late payment, a late fee would be imposed. Additionally, a liquidated damage of RMB 50 million (approximately $7,935,122) would be paid by any party that defaulted on the agreement. The management agreement was terminated on March 29, 2013.

In connection with the management agreement, the Company entered in to a loan agreement, pursuant to which the Company agreed to loan NIT RMB 50 million (approximately $7,935,122) to build training facilities and NIT would repay the RMB 50 million (approximately $7,935,112) in ten years from the date NIT received the principal. The loan had an annual interest rate of 20% and the interest would be waived by the Company if NIT made all payments under the management agreement in a timely manner. We received 20% annual interest income due each quarter, therefore, the management fee was waived. The loan was secured by the assets of certain guarantors. On March 29, 2013, NIT repaid the loan principal of RMB50 million and accrued interests and the loan agreement was terminated

On February 25, 2011 the Company entered into a share transfer agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, PRC. Pursuant to the share transfer agreement, the Company purchased 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively. Tianlang had established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder. The acquisition of Tianlang was completed in April 2011. We are currently co-managing Tianlang with the previous majority owner. The Company and the previous majority owner will be entitled to 60% and 40%, respectively, of the profits of Tianlang.

On May 31, 2011, the Company entered into share transfer agreements with the shareholders (the “Shareholders”) of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools based in the PRC.

Pursuant to the agreements, the Company purchased 100% of the two schools for an aggregate of RMB 16 million (approximately $2.5 million), and all consideration had been paid accordingly. The Shareholders’ obligations under the agreements are guaranteed by a guarantor who will be jointly and severally liable in the event of a breach by the Shareholders. The acquisition of Changchun Nuoya and Harbin Nuoya was completed by the end of May 2011 and their financial statements had been consolidated with the Company’s financial statements since May 2011.

In June 2012, the Company, through ZHLD, incorporated a new company in the PRC, Harbin Zhong He Li Da Information Technology Co., Ltd. (“ZHLDIT”) with a registered capital of RMB2 million. Mr. Yu has been entrusted to hold the 100% equity interest on behalf of ZHLD. ZHLDIT was established to initiate and design a platform for online education programs, and provide this effective and efficient communication service to all the teachers and students.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of March 31, 2013 and December 31, 2012. The Company’s cash at their US banks is in excess of statutorily insured limits at $4,136,294 and $4,525,820, as of March 31, 2013 and December 31, 2012, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the three months ended March 31, 2013 and 2012, the Company performed the impairment test on its intangible assets, and recorded $606,032 and $0, respectively as impairment loss.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended March 31, 2013 and 2012.

	March 31,
	2013	2012
RMB: US$ exchange rate	6.2666	6.3122

	Three Months Ended March 31,
	2013	2012
Average RMB: US$ exchange rate	6.2769	6.2976

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of March 31, 2013 and December 31, 2012 was $1,511,421 and $1,332,620 respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the three months ended March 31, 2013 and 2012 were $456,784 and $34,934, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three months ended March 31, 2013 and 2012 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2013, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had deferred tax assets of $0 as of March 31, 2013 and December 31, 2012, respectively.

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

During the three months ended March 31, 2013 and 2012, the total stock based compensation were $595 and $2,642, respectively.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of March 31, 2013 and December 31, 2012, respectively.

Treasury stock - We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. When retired, the excess of the cost of treasury stock over its par value is allocated between retained earnings and additional paid-in capital.

Recent accounting pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of March 31, 2013 and December 31, 2012, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $4,136,294 and $4,525,820, respectively, in funds in excess of FDIC insured amounts.

For the three months ended March 31, 2013 and 2012, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries ZHTC, Changchun Nuoya and Harbin Nuoya are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of March 31, 2013 and 2012, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $33,829,591 and $33,169,873, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Cash on Hand –China	$93,521	$38,522
Bank Deposits-China	66,782,187	59,273,602
Bank Deposits-US	4,471,315	4,860,793
	$71,347,023	$64,172,917

6.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Prepaid rent	$130,860	$313,981
Prepaid teachers and online material	187,987	213,174
Prepaid services and professional fees	3,192	-
Prepaid advertising	70,216	104,746
Other prepaid expenses	31,548	28,153
	$423,803	$660,054

7.	Property and equipment, net

Property and equipment consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Buildings	$1,418,315	$1,410,550
Transportation vehicles	104,897	112,258
Communication equipment	10,529,805	12,949,181
Furniture and fixtures	5,421,726	2,956,701
Leasehold improvement	2,975,355	2,955,891
	20,450,098	20,384,581
Less: Accumulated Depreciation	(10,093,424)	(9,035,556)
Property and Equipment, net	$10,356,674	$11,349,025

For the three months ended March 31, 2013 and 2012, depreciation expenses totaled $1,124,221 and $1,035,883, respectively. For the three months ended March 31, 2013 and 2012, loss on disposal of fixed assets was $2,769 and $15,818, respectively.

8.	Intangibles and capitalized software, net

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

The Company did not foresee that the investment cost in Harbin Nuoya is recoverable in the near future, and concluded for the group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, the Company conducted the impairment test for intangible assets which resulted in impairments for the three months ended March 31, 2013 of $606,032 for Harbin Nuoya.

Intangibles and capitalized software consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
ACCP training course	$804,264	$799,859
BENET training course	56,330	56,023
Usage rights- Job Seekers	478,728	476,107
Usage rights- Learners	319,152	317,405
Others	2,485,295	2,470,238
Domain names	9,487,579	9,446,515
Course materials	536,465	534,040
Student list	793,578	790,083
Teacher list	1,046,318	1,041,949
	16,007,709	15,932,219
Less: Impairments	(1,993,855)	(1,447,703)
Less: Accumulated amortization	(5,722,483)	(5,271,001)
Intangible and Capitalized Software, net	$8,291,371	$9,213,515

For the three months ended March 31, 2013 and 2012, amortization expenses were $421,772 and $499,245 respectively.

For the three months ended March 31, 2013 and 2012, impairment loss was $606,032 and $0, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Period/Years ending December 31,
2013	$1,184,310
2014	1,125,764
2015	939,305
2016	843,975
2017	750,008
$4,843,362

9.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Accounts payable	$3,989	$3,968
Accrued payroll	181,891	195,880
Accrued expenses	57,487	148,561
Other payables	151,479	72,025
	$394,846	$420,434

10.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of March 31, 2013 and December 31, 2012, the Company had deferred revenue of $1,511,421 and $1,332,620, respectively.

11.	Stockholders’ Equity

The Company had no significant equity transactions during the quarters ended March 31, 2013 and 2012.

12.	Warrants and options

Throughout the report, all the number of shares is adjusted to reflect a one-for-three reverse stock split effected in 2011.

Warrants

For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company did not issue any warrants.

As of March 31, 2013 and December 31, 2012, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options

During the three months ended March 31, 2013 and 2012, the Company did not issue any stock options. The total stock based compensation was $595 for the three months ended March 31, 2013, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of three months ended March 31, 2013, there were options to acquire 52,667 shares of common stock with a weighted average exercise price of $2.67 and a weighted average remaining life of 1.1 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period of 1.1 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of March 31, 2013, a total of approximately $248 in unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 0.1 years. The intrinsic value for exercisable options as of March 31, 2013 is $0 due to the market price is lower than exercise price.

Stock option activity for the three months ended March 31, 2013 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2012	52,667	$2.67
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of March 31, 2013	52,667	$2.67
Exercisable and vested as of March 31, 2013	45,115	$2.67

The following table summarizes the Company’s stock options outstanding at March 31, 2013.

Weighted average exercise price	Outstanding March 31, 2013	Weighted average remaining life in years	Number exercisable
$2.67	52,667	1.1	45,115
	52,667		45,115

13.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended March 31, 2013 and 2012, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

Earnings per share were affected by the one-for-three reverse stock split of our issued and outstanding common stock, effective September 26, 2011. As a result, the number of our issued and outstanding common stock was reduced from 31,747,249 shares to 10,582,530 shares.

The following reconciles the components of the EPS computation:

	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net loss to common shareholders	$(3,703,019)	$(114,159)
Weighted average shares outstanding - basic	10,582,530	10,582,503
Effect of dilutive securities	-	-
Weighted average shares outstanding - diluted	10,582,530	10,582,503
Loss per share – basic and diluted	$(0.35)	$(0.01)

For the three months ended March 31, 2013 and 2012, options to purchase 52,667 and 184,447 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

14.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended March 31, 2013 and 2012 were $37,255 and $21,761 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has nine office leases and training center leases which expire at various dates from January 2013 through September 2017. The Company recorded an aggregate of $430,456 and $311,706 as rent expenses for the three months ended March 31, 2013 and 2012, respectively. Rental commitments as of March 31, 2013 are as follows:

Period/Years ending December 31,
2013	$1,136,217
2014	783,041
2015	457,539
2016	276,892
2017	51,113
$2,704,802

15.	Operating Risk

(a)	Country risk

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

16.	Related Party Transactions

As of March 31, 2013 and December 31, 2012, the Company owed a stockholder, officer and director $196,473 and $0, respectively. As of March 31, 2013 and December 31, 2012, the Company owed a related party $690,280 and $686,501, respectively.

17.	Subsequent Event

The Company was named as a defendant in two putative class action lawsuits filed in the U.S. District Court for the Central District of California.  The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW) (AGRx), was filed on December 28, 2010.  On March 2, 2011, the two actions were consolidated as In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx) (C.D. Cal.).  The plaintiffs alleged that the Company and certain of its past and present officers and directors were liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in the Company’s public filings between 2008 and 2010 and in an investor conference call in December 2010.  The plaintiffs also asserted claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The Company and the individual defendants denied these allegations.  The Court denied the Company's motion to dismiss the consolidated complaint on October 11, 2011, but subsequently dismissed one of the company’s directors.  The parties agreed to settle the consolidated class action lawsuit, and the Court entered an order granting final approval to the parties' settlement agreement on March 13, 2013.  The time to appeal from the Court's final approval order has expired, with no appeals having been taken.

All payments required under the settlement agreement described above have been made by the Company's insurance carrier.

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

Results of Operations

Comparison of Quarters Ended March 31, 2013 and 2012

The following table sets forth information from our statements of operations for the quarters ended March 31, 2013 and 2012:

	(Dollars)
	Three Months Ended March 31,
	2013		2012
Revenue	$2,442,532	100%	$4,809,607	100%
Cost of revenue	2,071,166	85%	2,607,971	54%
Gross Profit	371,366	15%	2,201,636	46%
Other income	(558,802)	-23%	459,373	9.6%
Income(loss) from operations	(3,186,469)	-130%	(716,795)	-15%
Net Income(loss) before provision for income tax	(3,745,271)	-153%	(257,422)	-5.4%
Provision for income taxes	-	-	(117,060)	-2.4%
Net income (loss) - attributable to CEAI and Subsidiaries	(3,703,019)	-152%	(114,159)	-2.4%
Net income	(3,745,271)	-153%	(140,362)	-2.9%

Revenue

Revenue for the quarter ended March 31, 2013 decreased by $2,367,075, or 49%, to $2,442,532 from $4,809,607 for the quarter ended March 31, 2012.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $1,436,378, or 70%, to $626,711 for the quarter ended March 31, 2013 from $2,063,089 for the quarter ended March 31, 2012.

Revenue from the training center division is comprised of tuition from examination-orientated after school training classes, language training classes, vocational training classes etc. Revenue generated by the training center division decreased by $930,697, or 34% to $1,815,821 for the quarter ended March 31, 2013 from $2,746,518 for the quarter ended March 31, 2012.

The decline in revenue for the quarter ended March 31, 2013 was a result of decline in revenue across all of our business. We believe revenue was affected by external factors including slowdown in economic growth within the PRC, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decline in interest of existing and new students, which resulted in decrease in student enrollments and led to a decline in revenue as compared to the quarter ended March 31, 2012. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. We have contracted technology companies to design a new web-based platform providing video based long-distance teaching services which encompass online community system and online teaching management system. Additionally, we are seeking to establish more onsite training centers and optimize the operation of existing training centers. As such, we predict that our revenue will gradually recover after we launch the new web-based platform and set up more training centers.

Cost of Revenue

Our overall cost of revenue decreased by $536,805 or 21% to $2,071,166 for the quarter ended March 31, 2013, from $2,607,971 for the quarter ended March 31, 2012.

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

The cost of revenue for the online education division decreased by $412,454 or 23% to $1,354,321 for the quarter ended March 31, 2013, from $1,766,775 for the quarter ended March 31, 2012 primarily in tandem with the decrease in revenue. However, cost of revenue did not drop in direct proportion with the decline in revenue as we had to purchase new study materials to maintain competitive. We also incurred certain fixed costs to maintain the accuracy and competitiveness of our online materials. To effectively control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $124,351 or 15% to $716,845 for the quarter ended March 31, 2013, from $841,196 for the quarter ended March 31, 2012. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the three months ended March 31, 2013.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the quarters ended March 31, 2013 and 2012:

	(Dollars)
	Three Months Ended March 31,
	2013		2012
Online Education	$		$

Revenue		626,711		2,063,089
Cost of revenue		1,354,321		1,766,775
Gross profit		(727,610)		296,314
Gross margin		-116%		14%

Training Center Revenue

Revenue		1,815,821		2,746,518
Cost of revenue		716,845		841,196
Gross profit		1,098,976		1,905,322
Gross margin		61%		69%

The gross margin for online education division decreased to negative 116% for the quarter ended March 31, 2013 from 14% for the quarter ended March 31, 2012 due to the significant decrease in online education revenue and the relatively moderate decrease in cost of revenue. We expect gross margin for online education division to increase as we will introduce new online education products and services to boost our revenue and effectively control cost of revenue.

The gross margin for our training center division decreased to 61% for the quarter ended March 31, 2013 from 69% for the quarter ended March 31, 2012 because cost of revenue did not decrease as much as revenue. As part of our growth strategy, we plan to expand our onsite training network in Beijing and other major cities in order to increase our brand awareness and reputation. We expect gross margin for our training center division to continue to decrease as the newly established centers may not generate sufficient revenue at the beginning stage.

Selling Expenses

Selling expenses include advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses increased by $30,667 or 3% to $1,099,502 for the quarter ended March 31, 2013, from $1,068,835 for the quarter ended March 31, 2012. The increase in selling expenses was mainly due to the increase in advertising and marketing expenses. We incurred advertising expenses of $456,784 due to increased marketing and sales promoting activities, such as advertising through media, online and onsite promotion, brochures, etc.

Administrative Expenses

Administrative expenses increased by $624,976 or 61%, to $1,649,961 for the quarter ended March 31, 2013, from $1,024,985 for the quarter ended March 31, 2012. This was mainly due to the increase of $537,297 in research and development expenses relating to the development of the web-based platform. In the future we expect the administrative expenses to continue to increase because: 1) we will incur maintenance expenses for the web-based platform after it being successfully launched; 2) we will incur expenses associated with the expansion of our onsite training centers for purposes of gaining more market shares.

Other Income (Expense)

Other income (expense) is primarily comprised impairment loss on intangible assets and interest income. Other expense was $558,802 for the quarter ended March 31, 2013, a decrease of $1,018,175, or 222% as compared to other income $459,373 for the quarter ended March 31, 2012. The decrease was mainly due to the decrease in interest income due to the repayment of the loan to NIT and the impairment loss on certain intangible assets.

Income Taxes

The provision for income tax is nil for the quarter ended March 31, 2013, as compared to the deferred tax benefits of $117,060 for the quarter ended March 31, 2012. In 2013, the applicable income tax rate is 15% for ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Income/Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $3,703,019, or negative return of $0.35 per share basic and diluted, for the quarter ended March 31, 2013, as compared to net loss of $114,159 or $0.01 per share basic and diluted, for the quarter ended March 31, 2012. The basic and diluted weighted average shares outstanding were 10,582,530 for the quarter ended March 31, 2013, and 10,582,503 for the quarter ended March 31, 2012, respectively.

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

As of March 31, 2013, we had working capital of $70,068,235, an increase of $6,326,859, or 10% from working capital of $63,741,376 as at December 31, 2012 due to the repayment of a loan to NIT of approximately $7.9 million. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At March 31, 2013, we had cash and cash equivalents of $71,347,023, an increase of $7,174,106 or 11%, from $64,172,917 at December 31, 2012.

Cash Flow in Operating Activities

Our net cash used in operating activities was $953,724 for the quarter ended March 31, 2013, a decrease of $182,713 or 16% from $1,136,437 for the quarter ended March 31, 2012. This decrease was due to (1) increase in net loss from $140,362 for the quarter ended March 31, 2012 to net loss of $3,745,271 for 2013; (2) an impairment loss of $606,032 on the investment in Harbin Nuoya as the Company does not foresee that the investment costs as being recoverable in the near future; (3) the increase in cash inflow generated from deferred revenue of $1,516,601, or 113% to $171,183 as compared to the outflow of $1,345,418 for the quarter ended March 31, 2012; and (4) decrease in cash of $1,009,638 or 97%, used for payment for accounts payable and accrued expenses.

Cash Flow in Investing Activities

Our cash provided by investing activities was $7,954,450 for the quarter ended March 31, 2013, an increase of $7,955,079 from cash of $629 used in investing activities for the quarter ended March 31, 2012. The increase primarily resulted from the repayment of a loan to NIT, which resulted in cash inflow of approximately $7,965,715.

Cash Flow in Financing Activities

Our cash used in financing activities was $109,732 for the quarter ended March 31, 2013, as compared to $127,033 for the quarter ended March 31, 2012. Cash used in financing activities primarily consisted of dividends paid to noncontrolling stockholders offset by advance made by our officer, director and shareholder for general corporate expenses which will be subsequently reimbursed.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2013. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

In connection with our anticipated growth, we are seeking additional financial and accounting personnel with knowledge of U.S. GAAP and SEC reporting requirements. However, we still have a relatively small number of professionals in bookkeeping and accounting functions, which affects our controls and prevents appropriately segregating duties within our internal control systems.

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

Other than in connection with the implementation of the measures described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company was named as a defendant in two putative class action lawsuitsfiled in the U.S. District Court for the Central District of California.  The first action, Apicella v. China Education Alliance, Inc., et al., No. 10-cv-09239 (CAS)(JCx), was filed on December 2, 2010; the second action, Clemens v. China Education Alliance, Inc., et al., No. 10-cv-09987 (JFW) (AGRx), was filed on December 28, 2010.  On March 2, 2011, the two actions were consolidated as In re China Education Alliance, Inc. Securities Litigation, No. 10-cv-09239 (CAS) (JCx) (C.D. Cal.).  The plaintiffs alleged that the Company and certain of its past and present officers and directors were liable under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 for allegedly false and misleading statements and omissions in the Company’s public filings between 2008 and 2010 and in an investor conference call in December 2010.  The plaintiffs also asserted claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The Company and the individual defendants denied these allegations.  The Court denied the Company's motion to dismiss the consolidated complaint on October 11, 2011, but subsequently dismissed one of the company’s directors.  The parties agreed to settle the consolidated class action lawsuit, and the Court entered an order granting final approval to the parties' settlement agreement on March 13, 2013.  The time to appeal from the Court's final approval order has expired, with no appeals having been taken.

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

All payments required under the settlement agreements described above have been made by the Company's insurance carrier.

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

CHINA EDUCATION ALLIANCE, INC.

Date: May 15, 2013	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)

