Form 10-Q
period 2013-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2013-08-14
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2013, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$68,894,359	$64,172,917
Accounts receivable	76,946	-
Other receivables	484,881	841,003
Prepaid expenses and other current assets	806,536	660,054
Total current assets	70,262,722	65,673,974

Non-current Assets
Note receivable	-	7,935,122
Property and equipment, net	9,435,680	11,349,025
Intangibles and capitalized software, net	7,994,254	9,213,515
Total non-current assets	17,429,934	28,497,662

Total Assets	$87,692,656	$94,171,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$288,159	$420,434
Deferred revenue	1,261,387	1,332,620
Income tax and other taxes payable	111,560	179,544
Total current liabilities	1,661,106	1,932,598

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of June 30, 2013 and December 31, 2012, respectively; 137,512 and 137,512 shares held in treasury, as of June 30, 2013 and December 31, 2012, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,941,215
Statutory reserve	3,792,161	3,792,161
Retained earnings	28,743,569	36,186,436
Accumulated other comprehensive income	12,111,774	10,322,490
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	84,623,024	90,275,813
Noncontrolling interests in subsidiaries	1,408,526	1,963,225
Total stockholders' equity	86,031,550	92,239,038

Total Liabilities and Stockholders' Equity	$87,692,656	$94,171,636

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue
Online education revenue	$767,888	$1,248,318	$1,394,599	$3,311,407
Training center revenue	1,142,759	1,822,569	2,958,580	4,569,087
Total revenue	1,910,647	3,070,887	4,353,179	7,880,494

Cost of Revenue
Online education costs	1,409,183	1,667,990	2,763,504	3,434,765
Training center costs	570,107	736,920	1,286,952	1,578,116
Total cost of revenue	1,979,290	2,404,910	4,050,456	5,012,881

Gross Profit/(Loss)
Online education gross profit/(loss)	(641,295)	(419,672)	(1,368,905)	(123,358)
Training center gross profit	572,652	1,085,649	1,671,628	2,990,971
Total gross profit/(loss)	(68,643)	665,977	302,723	2,867,613

Operating Expenses
Selling expenses	1,236,637	1,209,551	2,336,139	2,278,386
Administrative expenses	1,846,937	1,367,628	3,496,898	2,392,613
Depreciation and amortization	785,847	834,979	1,594,219	1,659,590
Total operating expenses	3,869,421	3,412,158	7,427,256	6,330,589

Loss from operations	(3,938,064)	(2,746,181)	(7,124,533)	(3,462,976)

Other Income (Expense)
Other expenses, net	(1,090)	4,680	(2,807)	(3,065)
Loss on disposal of property and equipment	(7,363)	-	(10,132)	(15,818)
Impairment loss on intangible assets	-	(1,447,334)	(606,032)	(1,447,334)
Interest income	58,678	479,709	110,394	962,645
Total other income/(Expense), net	50,225	(962,945)	(508,577)	(503,572)

Net Loss Before Provision for Income Tax Income taxes:	(3,887,839)	(3,709,126)	(7,633,110)	(3,966,548)
Current	-	(32)	-	(32)
Deferred	-	(436,350)	-	(319,290)

Net Loss	(3,887,839)	(4,145,508)	(7,633,110)	(4,285,870)
Net Loss attributable to the noncontrolling interests	(147,991)	(165,773)	(190,243)	(191,976)
Net Loss - attributable to CEAI and Subsidiaries	$(3,739,848)	$(3,979,735)	$(7,442,867)	$(4,093,894)

Net Loss per common stock-basic and diluted	$(0.35)	$(0.38)	$(0.70)	$(0.39)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(3,739,848)	$(3,979,735)	$(7,442,867)	$(4,093,894)
Foreign currency translation adjustment	1,271,719	66,061	1,789,284	733,556

Comprehensive Loss	$(2,468,129)	$(3,913,674)	$(5,653,583)	$(3,360,338)

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(7,633,110)	$(4,285,870)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization - operating expenses	1,496,222	1,659,590
Depreciation and amortization - cost of revenue	1,375,335	1,421,674
Loss on disposal of fixed assets	10,132	15,818
Bad debt written off on other receivables	-	18,889
Impairment loss on intangible assets	606,032	1,447,334
Stock based compensation	794	3,919
Net changes in operating assets and liabilities
Accounts receivable	(76,128)	(183,255)
Prepaid expenses and other receivables	237,990	162,980
Deferred tax assets	-	319,290
Accounts payable and accrued liabilities	(137,570)	(908,897)
Income tax and other taxes payable	(67,984)	(363,880)
Deferred revenue	(97,793)	(1,669,664)
Net cash used in operating activities	(4,286,080)	(2,362,072)

Cash flows from investing activities
Purchases of property and equipment	(35,235)	(40,531)
Loan received back from NIT	8,013,462	-
Proceeds from disposal of property and equipment	1,186	4,097
Net cash (used in) provided by investing activities	7,979,413	(36,434)

Cash flows from financing activities
Advance to a stockholder	-	18,624
Dividend paid to noncontrolling shareholders	(352,592)	(158,662)
Net cash used in financing activities	(352,592)	(140,038)

Effect of exchange rate changes on cash	1,380,701	477,941

Net increase (decrease) in cash and cash equivalents	4,721,442	(2,060,603)

Cash and cash equivalents at beginning of period	64,172,917	73,597,159

Cash and cash equivalents at end of period	$68,894,359	$71,536,556

Supplemental disclosure of cash flow information
Income tax paid	$93,858	$92,917

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

In connection with the management agreement, the Company entered in to a loan agreement, pursuant to which the Company agreed to loan NIT RMB 50 million (approximately $7,935,122) to build training facilities and NIT would repay the RMB 50 million (approximately $7,935,112) in ten years from the date NIT received the principal. The loan had an annual interest rate of 20% and the interest would be waived by the Company if NIT made all payments under the management agreement in a timely manner. We received 20% annual interest income due each quarter, therefore, the management fee was waived. The loan was secured by the assets of certain guarantors. On March 29, 2013, NIT repaid the loan principal of RMB50 million and accrued interests and the loan agreement was terminated. On the same day, the management agreement with NIT was also terminated.

On February 25, 2011 the Company entered into a share transfer agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 students, based in Harbin, PRC. Pursuant to the share transfer agreement, the Company purchased 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively. Tianlang had established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder. The acquisition of Tianlang was completed in April 2011. We are currently co-managing Tianlang with the previous majority owner. The Company and the previous majority owner will be entitled to 60% and 40%, respectively, of the profits of Tianlang.

On May 31, 2011, the Company entered into share transfer agreements with the shareholders (the “Shareholders”) of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools based in the PRC.

Pursuant to the agreements, the Company purchased 100% of the two schools for an aggregate of RMB 16 million (approximately $2.5 million), and all consideration had been paid up. The Shareholders’ obligations under the agreements are guaranteed by a guarantor who will be jointly and severally liable in the event of a breach by the Shareholders. The acquisition of Changchun Nuoya and Harbin Nuoya was completed by the end of May 2011 and their financial statements had been consolidated with the Company’s financial statements since May 2011. The Company did not foresee that the investment cost in Harbin Nuoya and Changchun Nuoya is recoverable in the near future. As a result, the Company fully impaired its investment in the two schools. As there is little demand for non-English classes at the time being, the Company has suspended the operation of Changchun Nuoya.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of June 30, 2013 and December 31, 2012. The Company’s cash at their US banks is in excess of statutorily insured limits at $3,609,189 and $4,525,820, as of June 30, 2013 and December 31, 2012, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the three months and six months ended June 30, 2013 and 2012, the Company performed the impairment test on its intangible assets, and recorded $0 and $1,447,334, $606,032 and $1,447,334, respectively, as impairment loss.

In April 2011, the Company purchased 60% of Tianlang for RMB 35 million (approximately $5.3 million) and 100% ownership of Changchun Nuoya and Harbin Nuoya. These three schools’ net assets included identifiable intangible assets such as domain name/brand name, cost of materials, student list, course materials and teacher lists. The economic useful life for domain name/brand name is estimated to be 10 years and the others are estimated to be 3 years.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended June 30, 2013 and 2012.

	As of
	June 30, 2013	December 31, 2012
RMB: US$ exchange rate	6.1732	6.3011

	Six Months Ended June 30,
	2013	2012
Average RMB: US$ exchange rate	6.2395	6.3027

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of June 30, 2013 and December 31, 2012 was $1,261,387 and $1,332,620, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the three and six months ended June 30, 2013 and 2012 were $459,152 and $73,857, $915,936 and $89,736, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and six months ended June 30, 2013 and 2012 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2013, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had deferred tax assets of $0 as of June 30, 2013 and December 31, 2012, respectively.

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

The Company recorded stock-based compensation expenses of $199 and $1,277, respectively, for the three months ended June 30, 2013 and 2012. The Company also recorded stock-based compensation expenses of $794 and $3,919 for the six months ended June 30, 2013 and 2012, respectively.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of June 30, 2013 and December 31, 2012, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of June 30, 2013 and December 31, 2012, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $3,609,189 and $4,525,820, respectively, in funds in excess of FDIC insured amounts.

For the three and six months ended June 30, 2013 and 2012, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries ZHTC, Changchun Nuoya and Harbin Nuoya are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of June 30, 2013 and December 31, 2012, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $34,385,784 and $33,169,873, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Cash on Hand -China	$471,270	$38,522
Bank Deposits-China	64,510,542	59,273,602
Bank Deposits-US	3,912,547	4,860,793
	$68,894,359	$64,172,917

6.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Prepaid rent	$533,593	$313,981
Prepaid teachers and online material	214,669	213,174
Prepaid services and professional fees	5,940	-
Prepaid advertising	35,641	104,746
Other prepaid expenses	16,693	28,153
	$806,536	$660,054

7.	Property and equipment, net

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Buildings	$1,439,775	$1,410,550
Transportation vehicles	106,484	112,258
Communication equipment	10,528,264	12,949,181
Furniture and fixtures	5,505,093	2,956,701
Leasehold improvement	3,042,911	2,955,891
	20,622,527	20,384,581
Less: Accumulated Depreciation	(11,186,847)	(9,035,556)
Property and Equipment, net	$9,435,680	$11,349,025

For the three and six months ended June 30, 2013 and 2012, depreciation expenses totaled $927,308 and $1,052,308, $2,051,529 and $2,088,191, respectively. For the three and six months ended June 30, 2013 and 2012, loss on disposal of fixed assets was $7,363 and $0, $10,132 and $15,818, respectively.

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

The Company did not foresee that the investment cost in Harbin Nuoya is recoverable in the near future, and concluded for the group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, the Company conducted the impairment test for intangible assets which resulted in impairments for the three and six months ended June 30, 2013 of $0 and $606,032, respectively, for Harbin Nuoya.

Intangibles and capitalized software consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
ACCP training course	$816,432	$799,859
BENET training course	57,183	56,023
Usage rights- Job Seekers	485,972	476,107
Usage rights- Learners	323,981	317,405
Others	2,500,481	2,470,238
Domain names	9,601,054	9,446,515
Course materials	543,172	534,040
Student list	803,235	790,083
Teacher list	1,058,391	1,041,949
	16,189,901	15,932,219
Less: Impairments	(1,986,433)	(1,447,703)
Less: accumulated amortization	(6,209,214)	(5,271,001)
Intangible and Capitalized Software, net	$7,994,254	$9,213,515

For the three and six months ended June 30, 2013 and 2012, amortization expenses were $398,256 and $493,830, $820,028 and $993,075, respectively.

For the three and six months ended June 30, 2013 and 2012, impairment loss was $0 and $1,447,334, $606,032 and $1,447,334, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,
2013	$801,485
2014	1,142,797
2015	953,517
2016	857,339
2017	761,356
$4,516,494

9.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Accounts payable	$4,050	$3,968
Accrued payroll	131,681	195,880
Accrued expenses	71,763	148,561
Other payables	80,665	72,025
	$288,159	$420,434

10.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of June 30, 2013 and December 31, 2012, the Company had deferred revenue of $1,261,387 and $1,332,620, respectively.

11.	Stockholders’ Equity

The Company had no significant equity transactions during the quarter ended June 30, 2013.

12.	Warrants and options

Throughout the report, all the number of shares is adjusted to reflect a one-for-three reverse stock split effected in 2011.

Warrants

For six months ended June 30, 2013 and the year ended December 31, 2012, the Company did not issue any warrants.

As of June 30, 2013 and December 31, 2012, all the Company’s previously issued warrants have been exercised and the Company did not have any warrants outstanding.

Stock Options

During the three and six months ended June 30, 2013 and 2012, the Company did not issue any stock options. The total stock based compensation was $199 and $1,277, $794 and $3,919 respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of six months ended June 30, 2013, there were options to acquire 52,667 shares of common stock with a weighted average exercise price of $2.67 and a weighted average remaining life of 0.85 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period of 0.85 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of June 30, 2013, there was no unrecognized compensation expense related to stock options. The intrinsic value for exercisable options as of June 30, 2013 is $0 because the market price is lower than exercise price.

Stock option activity for the three months ended June 30, 2013 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2012	52,667	$2.67
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of June 30, 2013	52,667	$2.67
Exercisable and vested as of June 30, 2013	52,667	$2.67

The following table summarizes the Company’s stock options outstanding at June 30, 2013.

Weighted average exercise price	Outstanding June 30, 2013	Weighted average remaining life in years	Number exercisable
$2.67	52,667	0.85	52,667
	52,667		52,667

13.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and six months ended June 30, 2013 and 2012, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Six Months Ended
	June 30,
	2013	2012
Net (loss) income to common shareholders	$(7,442,867)	$(4,093,894)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Effect of dilutive securities	-	-
Weighted average shares outstanding - diluted	10,582,530	10,582,530
(Loss) Income per share – basic and diluted	$(0.70)	$(0.39)

	Three Months Ended
	June 30,
	2013	2012
Net (loss) income to common shareholders	$(3,739,848)	$(3,979,735)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Effect of dilutive securities	-	-
Weighted average shares outstanding - diluted	10,582,530	10,582,530
(Loss) Income per share – basic and diluted	$(0.35)	$(0.38)

During the three and six months ended June 30, 2013 and 2012, options to purchase 52,667 and 52,667 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

14.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three and six months ended June 30, 2013 and 2012 were $44,967 and $36,418, $82,222 and $58,179, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has thirty office leases and training center leases which expire at various dates from October 2013 through June 2018. The Company recorded an aggregate of $304,244 and $296,031, $734,700 and $607,737 as rent expenses for the three and six months ended June 30, 2013 and 2012, respectively. Rental commitments as of June 30, 2013 are as follows:

Years ending December 31,
2013	$767,121
2014	1,146,774
2015	885,868
2016	352,858
2017	101,893
$3,254,514

15.	Operating Risk

(a)	Country risk

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

Beginning 2012, we started to design and build a web-based information platform for our online education program - “China Education Cloud Platform” to provide a stable long distance education network including video/audio courses, cloud based network service for teachers, students, and parents and online educational administration services system. This platform is also intended to serve as a comprehensive cloud based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. We will charge fees for the cloud storage and receive commissions for the courses/services the educational institutions or the teachers sell through our platform. This platform is in the final testing phase. We expect to launch this platform later this year and are currently in discussions with several potential business partners/customers to optimize the functionality of the platform, as well as negotiations with advertisement companies to design a comprehensive marketing campaign to promote this platform.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table sets forth information from our statements of operations for the quarters ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	(Unaudited)		(Unaudited)
Revenue	$1,910,647	100.00%	$3,070,887	100.00%
Cost of revenue	1,979,290	103.59%	2,404,910	78.31%
Gross (Loss) Profit	(68,643)	-3.59%	665,977	21.69%
Other income (expense)	50,225	2.63%	(962,945)	-31.36%
Loss from operations	(3,938,064)	-206.11%	(2,746,181)	-89.43%
Net loss before provision for income tax	(3,887,839)	-203.48%	(3,709,126)	-120.78%
Provision for income taxes	-	0.00%	436,382	14.21%
Net loss - attributable to CEAI and Subsidiaries	(3,739,848)	-195.74%	(3,979,735)	-129.60%
Net loss	(3,887,839)	-203.48%	(4,145,508)	-134.99%

Revenue

Revenue for the three months ended June 30, 2013 (the “June 30, 2013 Quarter”) decreased by $1,160,240, or 38%, to $1,910,647 from $3,070,887 for the three months ended June 30, 2012 (the “June 30, 2012 Quarter”).

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $480,430, or 38%, to $767,888 for the June 30, 2013 Quarter from $1,248,318 for the June 30, 2012 Quarter.

Revenue from the training center division is comprised of tuition from examination-orientated after school training classes, language training classes, vocational training classes etc. Revenue generated by the training center division decreased by $679,810, or 37% to $1,142,759 for the June 30, 2013 Quarter from $1,822,569 for the June 30, 2012 Quarter.

The decline in revenue for the June 30, 2013 Quarter was a result of decline in revenue across all of our business. We believe revenue was affected by external factors including slowdown in economic growth within the PRC, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decline in interest of existing and new students, which resulted in decrease in student enrollments and led to a decline in revenue as compared to the June 30, 2012 Quarter. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. We have contracted technology companies to design a new web-based platform providing video based long-distance teaching services which encompass online community system and online teaching management system. Additionally, we are seeking to establish more onsite training centers and optimize the operation of existing training centers. As such, we predict that our revenue will gradually recover after we launch the new web-based platform and set up more training centers.

Cost of Revenue

Our overall cost of revenue decreased by $425,620 or 18% to $1,979,290 for the June 30, 2013 Quarter, from $2,404,910 for the June 30, 2012 Quarter.

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

The cost of revenue for the online education division decreased by $258,807 or 16% to $1,409,183 for the June 30, 2013 Quarter, from $1,667,990 for the June 30, 2012 Quarter primarily in tandem with the decrease in revenue. However, cost of revenue did not drop in direct proportion with the decline in revenue as we had to purchase new study materials to maintain competitive. We also incurred certain fixed costs to maintain the accuracy and competitiveness of our online materials. To effectively control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $166,813 or 23% to $570,107 for the June 30, 2013 Quarter from $736,920 for the June 2012 Quarter. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the June 30, 2013 Quarter as compared to the June 30, 2012 Quarter.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the quarters ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Online Education

Revenue	$767,888	$1,248,318
Cost of revenue	1,409,183	1,667,990
Gross loss	(641,295)	(419,672)
Gross margin	-84%	-34%

Training Center

Revenue	$1,142,759	$1,822,569
Cost of revenue	570,107	736,920
Gross profit	572,652	1,085,649
Gross margin	50%	60%

The gross margin for online education division decreased to negative 84% for the June 30, 2013 Quarter from negative 34% for the June 30, 2012 Quarter due to the significant decrease in online education revenue and the relatively slight decrease in cost of revenue. We expect gross margin for online education division to gradually improve after we introduce the web-based platform.

The gross margin for our training center division decreased to 50% for the June 30, 2013 Quarter from 60% for the June 30, 2012 Quarter because cost of revenue did not decrease as much as revenue. As part of our growth strategy, we plan to expand our onsite training network in Beijing and other major cities in order to increase our brand awareness and reputation. As we plan to open several new training centers in the next quarter, we expect gross margin for our training center division to continue to decrease as the newly established centers may not generate sufficient revenue at the beginning stage.

Selling Expenses

Selling expenses include advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses increased by $27,086 or 2% to $1,236,637 for the June 30, 2013 Quarter, from $1,209,551 for the June 30, 2012 Quarter. The increase in selling expenses was mainly due to the increase in advertising and marketing expenses. We incurred advertising and marketing expenses of $459,152 due to increased marketing and sales promoting activities, such as advertising through media, online and onsite promotion, handouts, brochures, etc.

Administrative Expenses

Administrative expenses increased by $479,309 or 35%, to $1,846,937 for the June 30, 2013 Quarter, from $1,367,628 for the June 30, 2012 Quarter. This was mainly due to the increase in research and development expenses relating to the development of the web-based platform, the office expenses, and labor costs throughout the period. In the future we expect the administrative expenses to continue to increase because: 1) we will incur maintenance expenses for the web-based platform after it being successfully launched; 2) we will incur expenses associated with the expansion of our onsite training centers for purposes of gaining more market shares.

Other Income (Expense)

Other income was $50,225 for the June 30, 2013 Quarter as compared to other expense of $962,945 for the June 30, 2012 Quarter. The difference was mainly due to the impairment loss incurred in the June 30, 2012 Quarter amounting to $1,447,334.

Income Taxes

The provision for income tax is nil for the June 30, 2013 Quarter, as compared to the deferred tax benefits of $436,382 for the June 30, 2012 Quarter. In 2013, the applicable income tax rate is 15% for ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Income/Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $3,739,848, or negative return of $0.35 per share basic and diluted, for the June 30, 2013 Quarter, as compared to net loss of $3,979,735 or negative return of $0.38 per share basic and diluted, for the June 30, 2012 Quarter.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table sets forth information from our statements of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30
	2013		2012
	(Unaudited)		(Unaudited)
Revenue	$4,353,179	100.00%	$7,880,494	100.00%
Cost of revenue	4,050,456	211.99%	5,012,881	163.24%
Gross Profit	302,723	15.84%	2,867,613	93.38%
Other income (expense)	(508,577)	-26.62%	(503,572)	-16.40%
Loss from operations	(7,124,533)	-372.89%	(3,462,976)	-112.77%
Net loss before provision for income tax	(7,633,110)	-399.50%	(3,966,548)	-129.17%
Provision for income taxes	-	0.00%	319,322	10.40%
Net loss - attributable to CEAI and Subsidiaries	(7,442,867)	-389.55%	(4,093,894)	-133.31%
Net loss	(7,633,110)	-399.50%	(4,285,870)	-139.56%

Revenue

Revenue for the six months ended June 30, 2013 decreased by $3,527,315, or 45%, to $4,353,179 as compared to $7,880,494 for the six months ended June 30, 2012.

Revenue from the online education division decreased by $1,916,808, or 58% to $1,394,599 for the six months ended June 30, 2013 as compared to $3,311,407 for the same period in 2012.

Revenue from the training center division decreased by $1,610,507, or 35% to $2,958,580 for the six months ended June 30, 2013 as compared to $4,569,087 for the six months ended June 30, 2012.

The decline in revenue for the six months ended June 30, 2013 was a result of decline in revenue across all of our business. We believe revenue was affected by external factors including slowdown in the PRC economic growth, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decrease in student enrollments and led to the decline in revenue as compared to the same period in 2012. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. We have contracted technology companies to design a new web-based platform providing video based long-distance teaching services which encompass online community system and online teaching management system. Additionally, we are seeking to establish more onsite training centers and optimize the operation of existing training centers. As such, we predict that revenue from our training centers will recover after we launch the new web-based platform and set up more training centers.

Cost of revenue

Our overall cost of revenue decreased by $962,425 or 19% to $4,050,456 for the six months ended June 30, 2013 as compared to $5,012,881 for the six months ended June 30, 2012.

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

The cost of revenue for the online education division decreased by $671,261 or 20% to $2,763,504 for the six months ended June 30, 2013 as compared to $3,434,765 for the six months ended June 30, 2012 primarily in tandem with the decrease in revenue. However, cost of revenue did not drop in direct proportion with the decline in revenue as we had to purchase new study materials to maintain competitive. We also incurred certain fixed costs to maintain the accuracy and competitiveness of our online materials. To efficiently control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $291,164 or 18% to $1,286,952 for the six months ended June 30, 2013 as compared to $1,578,116 for the six months ended June 30, 2012. As the rental expenses and depreciation remained stable, decrease in cost of revenue was mainly attributable to decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

The flowing table sets forth information as to the gross margin for our two lines of business for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30
	2013	2012
	(Unaudited)	(Unaudited)
Online Education

Revenue	$1,394,599	$3,311,407
Cost of revenue	2,763,504	3,434,765
Gross loss	(1,368,905)	(123,358)
Gross margin	-98%	-4%

Training Center

Revenue	$2,958,580	$4,569,087
Cost of revenue	1,286,952	1,578,116
Gross profit	1,671,628	2,990,971
Gross margin	57%	65%

The gross margin of the online education division decreased to negative 98% for the six months ended June 30, 2013, from negative 4% for the six months ended June 30, 2012 due to the significant decrease in online education revenue and the relatively moderate decrease in cost of revenue. We expect gross margin for online education division to gradually improve after we introduce the new web-based platform.

The gross margin of the training center division decreased to 57% for the six months ended June 30, 2013 from 65% for the six months ended June 30, 2012. The decrease was mainly due to the significant decrease in training center revenue and the relatively slight decrease in cost of revenue. As we plan to open several new training centers in the next quarter, we expect the cost of revenue of our training center division to continue to increase as a result of the establishment of more onsite training centers as the newly established centers may not generate sufficient revenue at the developing stage.

Selling Expenses

Selling expenses include advertising and marketing expenses, consulting fees and sales commissions. Selling expenses increased by $57,753 or 3% to $2,336,139 for the six months ended June 30, 2013 from $2,278,386 for the six months ended June 30, 2012. The increase in selling expenses was mainly due to the increase in advertising and marketing expenses associated with promotion of our onsite training centers to be opened in the next quarter. We incurred advertising and marketing expenses of $915,936 due to increased marketing and sales promoting activities, such as advertising through media, online and onsite promotion, handouts, brochures, etc.

Administrative expenses

Administrative expenses increased by $1,104,285 or 46%, to $3,496,898 for the six months ended June 30, 2013 as compared to $2,392,613 for the six months ended June 30, 2012. This increase was mainly due to the increase of approximately $1 million in research and development expenses relating to the development of the web-based platform.

Income Taxes

The provision for income tax is nil for the six months ended June 30, 2013, as compared to the deferred tax benefits of $319,322 for the six months ended June 30, 2013. In 2013, the applicable income tax rate is 15% for ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Income/Loss

As a result of the foregoing, the Company had a net loss attributable to the Company and its subsidiaries of $7,442,867, or negative return of $0.70 per share basic and diluted, for the six months ended June 30, 2013, as compared to net loss of $4,093,894, or negative return of $0.39 per share, basic and diluted, for the six months ended June 30, 2012.

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

As of June 30, 2013, we had working capital of $68,601,616, an increase of $4,860,240, or 8% from working capital of $63,741,376 as at December 31, 2012 due to the repayment of a loan from NIT. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At June 30, 2013, we had cash and cash equivalents of $68,894,359, an increase of $4,721,442 or 7%, from $64,172,917 at December 31, 2012.

Cash Flow in Operating Activities

Our net cash used in operating activities was $4,286,080 for the six months ended June 30, 2013, an increase of $1,924,008 or 81% from $2,362,072 for the six months ended June 30, 2012. This increase was due to the increase in net loss from $4,285,870 for the six months ended June 30, 2012 to net loss of $7,633,110 for the six months ended June 30, 2013.

Cash Flow in Investing Activities

Our cash provided by investing activities was $7,979,413 for the six months ended June 30, 2013, an increase of $8,015,847 from cash of $36,434 used in investing activities for the six months ended June 30, 2012. The increase primarily resulted from the repayment of a loan from NIT, which resulted in cash inflow of approximately $8,013,462.

Cash Flow in Financing Activities

Our cash used in financing activities was $352,592 for the six months ended June 30, 2013, as compared to $140,038 for the six months ended June 30, 2012. Cash used in financing activities primarily consisted of dividends paid to noncontrolling stockholders offset by advance made by our officer, director and shareholder for general corporate expenses which will be subsequently reimbursed.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2013. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 26, 2013, the Company served Sherb & Co. LLP, its former auditor, with process in the matter captioned, China Education Alliance, Inc. v. Sherb & Co., LLP, Case # 1:13-cv-4381-RA, which is pending before the United States District Court for the Southern District of New York. In this action, the Company alleged causes of action for: breach of contract, breach of contract implied in fact, professional negligence, negligent misrepresentation, and unjust enrichment due to Sherb & Co., LLP’s failure to perform accounting and auditing services in compliance with PCAOB standards. The Company seeks at least $500,000 in damages, as well as interest, attorney’s fees, costs, and expenses and disbursements incurred in bringing this action. Sherb & Co., LLP is required to respond to these allegations on or before August 15, 2013.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.2	Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4	Articles of Share Exchange of China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on September 26, 2011 is incorporated herein by reference to Exhibit 3.6 to the Form 10-K filed with the SEC on April 16, 2012.

3.7	By Laws of China Education Alliance, Inc. are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).

4.1	China Education Alliance, Inc. 2009 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on June 19, 2009.

4.2	China Education Alliance, Inc. 2011 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Form S-8 filed with the SEC on July 1, 2011.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: August 14, 2013	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)

