Form 10-Q
period 2013-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2013-11-14
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2013, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$62,251,843	$64,172,917
Other receivables	430,475	841,003
Prepaid expenses and other current assets	599,837	660,054
Total current assets	63,282,155	65,673,974

Non-current Assets
Note receivable	-	7,935,122
Property and equipment, net	9,294,255	11,349,025
Intangibles and capitalized software, net	7,630,135	9,213,515
Total non-current assets	16,924,390	28,497,662

Total Assets	$80,206,545	$94,171,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$243,373	$420,434
Deferred revenue	1,438,283	1,332,620
Income tax and other taxes payable	91,608	179,544
Total current liabilities	1,773,264	1,932,598

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of September 30, 2013 and December 31, 2012, respectively; 137,512 and 137,512 shares held in treasury, as of September 30, 2013 and December 31, 2012, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,941,215
Statutory reserve	3,792,161	3,792,161
Retained earnings	20,896,700	36,186,436
Accumulated other comprehensive income	12,437,792	10,322,490
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	77,102,173	90,275,813
Noncontrolling interests in subsidiaries	1,331,108	1,963,225
Total stockholders' equity	78,433,281	92,239,038

Total Liabilities and Stockholders' Equity	$80,206,545	$94,171,636

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue
Online education revenue	$506,725	$608,080	$1,901,324	$3,919,487
Training center revenue	1,120,760	1,458,946	4,079,340	6,028,033
Total revenue	1,627,485	2,067,026	5,980,664	9,947,520

Cost of Revenue
Online education costs	1,356,547	2,052,518	4,120,051	5,487,283
Training center costs	667,079	828,969	1,954,031	2,407,085
Total cost of revenue	2,023,626	2,881,487	6,074,082	7,894,368

Gross Profit/(Loss)
Online education gross profit/(loss)	(849,822)	(1,444,438)	(2,218,727)	(1,567,796)
Training center gross profit	453,681	629,977	2,125,309	3,620,948
Total gross profit/(loss)	(396,141)	(814,461)	(93,418)	2,053,152

Operating Expenses
Selling expenses	3,697,071	2,610,144	6,033,210	4,888,530
Administrative expenses	3,089,854	2,833,040	6,586,752	5,225,653
Depreciation and amortization	839,763	735,966	2,433,982	2,395,556
Total operating expenses	7,626,688	6,179,150	15,053,944	12,509,739

Loss from operations	(8,022,829)	(6,993,611)	(15,147,362)	(10,456,587)

Other Income (Expense)
Other expenses, net	(7,593)	500	(10,400)	(4,189)
Loss on disposal of property and equipment	(4,324)	(83,309)	(14,456)	(99,127)
Impairment loss on intangible assets	-	-	(606,032)	(1,446,003)
Interest income	56,546	453,472	166,940	1,416,117
Total other income/(Expense), net	44,629	370,663	(463,948)	(133,202)

Net Loss Before Provision for Income Tax	(7,978,200)	(6,622,948)	(15,611,310)	(10,589,789)
Income taxes:
Current	-	-	-	(32)
Deferred	-	-	-	(318,997)

Net Loss	(7,978,200)	(6,622,948)	(15,611,310)	(10,908,818)
Net Loss attributable to the noncontrolling interests	(131,331)	(50,263)	(321,574)	(242,239)
Net Loss - attributable to CEAI and Subsidiaries	$(7,846,869)	$(6,572,685)	$(15,289,736)	$(10,666,579)

Net Loss per common stock-basic and diluted	$(0.74)	$(0.62)	$(1.44)	$(1.01)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(7,846,869)	$(6,572,685)	$(15,289,736)	$(10,666,579)
Foreign currency translation adjustment	326,018	71,828	2,115,302	805,384

Comprehensive Loss	$(7,520,851)	$(6,500,857)	$(13,174,434)	$(9,861,195)

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(15,611,310)	$(10,908,818)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization - operating expenses	2,433,982	2,395,556
Depreciation and amortization - cost of revenue	2,079,770	2,131,445
Loss on disposal of fixed assets	14,456	99,127
Bad debt written off on other receivables	-	18,953
Impairment loss on intangible assets	606,032	1,446,003
Stock based compensation	794	4,514
Accounts receivable	-	(111,754)
Prepaid expenses and other receivables	503,944	303,523
Deferred tax assets	-	318,996
Accounts payable and accrued liabilities	(183,261)	(1,058,601)
Income tax and other taxes payable	(87,936)	(408,861)
Deferred revenue	69,772	(828,987)
Net cash used in operating activities	(10,173,757)	(6,598,904)

Cash flows from investing activities
Purchases of property and equipment	(983,654)	(1,421,353)
Loan received back from NIT	8,047,383	-
Proceeds from disposal of property and equipment	14,456	20,466
Net cash (used in) provided by investing activities	7,078,185	(1,400,887)

Cash flows from financing activities
Advance to a stockholder	-	99,903
Dividend paid to noncontrolling shareholders	(354,085)	(158,514)
Net cash used in financing activities	(354,085)	(58,611)

Effect of exchange rate changes on cash	1,528,583	422,989

Net increase (decrease) in cash and cash equivalents	(1,921,074)	(7,635,413)

Cash and cash equivalents at beginning of period	64,172,917	73,597,159

Cash and cash equivalents at end of period	$62,251,843	$65,961,746

Supplemental disclosure of cash flow information
Income tax paid	$93,858	$92,832

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of September 30, 2013 and December 31, 2012. The Company’s cash at their US banks is in excess of statutorily insured limits at $3,388,110 and $4,525,820, as of September 30, 2013 and December 31, 2012, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the three months and nine months ended September 30, 2013 and 2012, the Company recorded $0 and $0, $606,032 and $1,446,003, respectively, as impairment loss.

In April 2011, the Company purchased 60% equity interest of Tianlang for RMB 35 million (approximately $5.3 million) and 100% ownership of Changchun Nuoya and Harbin Nuoya. These three schools’ net assets included identifiable intangible assets such as domain name/brand name, cost of materials, student list, course materials and teacher lists. The economic useful life for domain name/brand name is estimated to be 10 years and the others are estimated to be 3 years.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended September 30, 2013 and 2012.

	As of
	September 30, 2013	December 31, 2012
RMB: US$ exchange rate	6.1396	6.3011

	Nine months ended September 30,
	2013	2012
Average RMB: US$ exchange rate	6.2132	6.3085

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of September 30, 2013 and December 31, 2012 was $1,438,283 and $1,332,620, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the three and nine months ended September 30, 2013 and 2012 were $2,832,246 and $868,907, $3,748,182 and $1,021,891, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and nine months ended September 30, 2013 and 2012 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2013, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no deferred tax assets as of September 30, 2013 and December 31, 2012.

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

The Company recorded stock-based compensation expenses of $0 and $595, respectively, for the three months ended September 30, 2013 and 2012. The Company also recorded stock-based compensation expenses of $794 and $4,514 for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of September 30, 2013 and December 31, 2012, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of September 30, 2013 and December 31, 2012, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $3,388,110 and $4,525,820, respectively, in funds in excess of FDIC insured amounts.

For the three and nine months ended September 30, 2013 and 2012, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries ZHTC, Changchun Nuoya and Harbin Nuoya are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of September 30, 2013 and December 31, 2012, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $34,111,899 and $33,169,873, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Cash on Hand -China	$460,695	$38,522
Bank Deposits-China	58,067,920	59,273,602
Bank Deposits-US	3,723,228	4,860,793
	$62,251,843	$64,172,917

6.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Prepaid rent	$407,606	$313,981
Prepaid teachers and online material	166,660	213,174
Prepaid services and professional fees	12,240	-
Prepaid advertising	-	104,746
Other prepaid expenses	13,331	28,153
	$599,837	$660,054

7.	Property and equipment, net

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Buildings	$1,447,654	$1,410,550
Transportation vehicles	107,067	112,258
Communication equipment	10,491,283	12,949,181
Furniture and fixtures	5,566,197	2,956,701
Leasehold improvement	3,988,225	2,955,891
	21,600,426	20,384,581
Less: Accumulated Depreciation	(12,306,171)	(9,035,556)
Property and Equipment, net	$9,294,255	$11,349,025

For the three and nine months ended September 30, 2013 and 2012, depreciation expenses totaled $1,241,271 and $1,026,989, $3,292,800 and $3,115,180, respectively. For the three and nine months ended September 30, 2013 and 2012, loss on disposal of fixed assets was $4,324 and $83,309, $14,456 and $99,127, respectively.

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

The Company did not foresee that the investment cost in Harbin Nuoya is recoverable in the near future, and concluded for the group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, the Company conducted the impairment test for intangible assets which resulted in impairments for the three and nine months ended September 30, 2013 of $0 and $606,032, respectively, for Harbin Nuoya.

Intangibles and capitalized software consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
ACCP training course	$820,900	$799,859
BENET training course	57,496	56,023
Usage rights- Job Seekers	488,631	476,107
Usage rights- Learners	325,754	317,405
Others	2,508,635	2,470,238
Domain names	9,642,721	9,446,515
Course materials	545,635	534,040
Student list	806,781	790,083
Teacher list	1,062,825	1,041,949
	16,259,378	15,932,219
Less: Impairments	(1,986,433)	(1,447,703)
Less: accumulated amortization	(6,642,810)	(5,271,001)
Intangible and Capitalized Software, net	$7,630,135	$9,213,515

For the three and nine months ended September 30, 2013 and 2012, amortization expenses were $400,924 and $418,746, $1,220,952 and $1,411,821, respectively.

For the three and nine months ended September 30, 2013 and 2012, impairment loss was $0 and $0, $606,032 and $1,446,003, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,
2013	$402,339
2014	1,146,662
2015	956,346
2016	860,836
2017	765,522
$4,131,705

9.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Accounts payable	$-	$3,968
Accrued payroll	109,758	195,880
Accrued expenses	23,170	148,561
Other payables	110,445	72,025
	$243,373	$420,434

10.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of September 30, 2013 and December 31, 2012, the Company had deferred revenue of $1,438,283 and $1,332,620, respectively.

11.	Stockholders’ Equity

The Company had no significant equity transactions during the quarter ended September 30, 2013.

12.	Warrants and options

Stock Options

During the three and nine months ended September 30, 2013 and 2012, the Company did not issue any stock options. The total stock based compensation was $0 and $595, $794 and $4,514 respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of September 30, 2013, there were options to acquire 52,667 shares of common stock with a weighted average exercise price of $2.67 and a weighted average remaining life of 0.60 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period of 0.60 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of September 30, 2013, there was no unrecognized compensation expense related to stock options. The intrinsic value for exercisable options as of September 30, 2013 is $0 because the market price is lower than exercise price.

Stock option activity for the three months ended September 30, 2013 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2012	52,667	$2.67
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of September 30, 2013	52,667	$2.67
Exercisable and vested as of September 30, 2013	52,667	$2.67

The following table summarizes the Company’s stock options outstanding at September 30, 2013.

Weighted average exercise price	Outstanding September 30, 2013	Weighted average remaining life in years	Number exercisable
$2.67	52,667	0.60	52,667
	52,667		52,667

13.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and nine months ended September 30, 2013 and 2012, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Nine months ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net loss to common shareholders	$(15,289,736)	$(10,666,579)
Weighted average shares outstanding - basic	10,582,530	10,582,530

Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(1.44)	$(1.01)

	Three Months Ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net loss to common shareholders	$(7,846,869)	$(6,572,685)
Weighted average shares outstanding - basic	10,582,530	10,582,530

Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(0.74)	$(0.62)

During the three and nine months ended September 30, 2013 and 2012, options to purchase 52,667 and 52,667 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

14.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three and nine months ended September 30, 2013 and 2012 were $28,431 and $16,130, $73,397 and $52,149, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has thirty office leases and training center leases which expire at various dates from October 2013 through June 2018. The Company recorded an aggregate of $447,687 and $380,771, $1,182,387 and $988,508 as rent expenses for the three and nine months ended September 30, 2013 and 2012, respectively. Rental commitments as of September 30, 2013 are as follows:

Years ending December 31,
2013	$401,870
2014	1,166,368
2015	890,716
2016	354,838
2017	102,451
$2,916,243

15.	Operating Risk

(a)	Country risk

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

Beginning 2012, we started to design and build a web-based information platform for our online education program - “China Education Cloud Platform” to provide a stable long distance education network including video/audio courses, cloud based network service for teachers, students, and parents and online educational administration services system. This platform is also intended to serve as a comprehensive cloud based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. We will charge fees for the cloud storage and receive commissions for the courses/services the educational institutions or the teachers sell through our platform. This platform is in the final testing phase. We expect to launch this platform by the end of this year and are currently in discussions with several potential business partners/customers to optimize the functionality of the platform, as well as negotiations with advertisement companies to design a comprehensive marketing campaign to promote this platform.

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

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have granted options under the 2011 Incentive Stock Plan to our officers, directors or key employees to purchase 52,667 shares of common stock of the Company. To the extent that we do adopt such plans in the future, such grants will be valued at the grant date and expensed over the applicable vesting period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table sets forth information from our statements of operations for the quarters ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
	(Unaudited)		(Unaudited)
Revenue	$1,627,485	100.00%	$2,067,026	100.00%
Cost of revenue	2,023,626	124.34%	2,881,487	139.40%
Gross Profit	(396,141)	-24.34%	(814,461)	-39.40%
Other income	44,629	2.74%	370,663	17.93%
Income(loss) from operations	(8,022,829)	-492.96%	(6,993,611)	-338.34%
Net Income(loss) before provision for income tax	(7,978,200)	-490.22%	(6,622,948)	-320.41%
Provision for income taxes	-	0.00%	-	0.00%
Net income (loss) - attributable to CEAI and Subsidiaries	(7,846,869)	-482.15%	(6,572,685)	-317.98%
Net income (loss)	(7,978,200)	-490.22%	(6,622,948)	-320.41%

Revenue

Revenue for the three months ended September 30, 2013 (the “September 30, 2013 Quarter”) decreased by $439,541, or 21%, to $1,627,485 from $2,067,026 for the three months ended September 30, 2012 (the “September 30, 2012 Quarter”).

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $101,355, or 17%, to $506,725 for the September 30, 2013 Quarter from $608,080 for the September 30, 2012 Quarter.

Revenue from the training center division is comprised of tuition from examination-orientated after school training classes, language training classes, vocational training classes etc. Revenue generated by the training center division decreased by $338,186, or 23% to $1,120,760 for the September 30, 2013 Quarter from $1,458,946 for the September 30, 2012 Quarter.

The decline in revenue for the September 30, 2013 Quarter was a result of decline in revenue across all of our business. We believe revenue was affected by external factors including slowdown in economic growth within the PRC, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decline in interest of existing and new students, which resulted in decrease in student enrollments and led to a decline in revenue as compared to the September 30, 2012 Quarter. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. We have contracted technology companies and hired our own professional IT technicians to design and build a new web-based platform, which aiming to provide the long-distance teaching services encompassing online community system and online teaching management system, etc. Additionally, we have successfully established more than ten new training centers this year in Beijing, and these new centers have started operations during the quarter. We have also established a new strategic business development plan for the next year, with the main target to optimize the operation of existing training centers while seeking good opportunities to expand our market share. As such, we predict that our revenue will gradually recover after we launch the new web-based platform and set up more training centers.

Cost of Revenue

Our overall cost of revenue decreased by $857,861 or 30% to $2,023,626 for the September 30, 2013 Quarter, from $2,881,487 for the September 30, 2012 Quarter.

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

The cost of revenue for the online education division decreased by $695,971 or 34% to $1,356,547 for the September 30, 2013 Quarter, from $2,052,518 for the September 30, 2012 Quarter primarily in tandem with the decrease in revenue. Considering the revenue for the online education division was not improving and in order to cut down the costs of the online education division, we started to temporarily reduce our expenditure on purchase of new study materials in the second quarter of 2013. As a result, the cost of revenue for the September 30, 2013 Quarter decreased more than the decrease in revenue. To effectively control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $161,890 or 20% to $667,079 for the September 30, 2013 Quarter from $828,969 for the September 30, 2012 Quarter. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the September 30, 2013 Quarter as compared to the September 30, 2012 Quarter.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the quarters ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013 (Unaudited)		2012 (Unaudited)
Online Education	$		$

Revenue		506,725		608,080
Cost of revenue		1,356,547		2,052,518
Gross profit		-849,822		-1,444,438
Gross margin		-168%		-238%

Training Center Revenue

Revenue		1,120,760		1,458,946
Cost of revenue		667,079		828,969
Gross profit		453,681		629,977
Gross margin		40%		43%

The gross margin for online education division is negative 168% for the September 30, 2013 Quarter as compared with negative 238% for the September 30, 2012 Quarter. This is mainly due to the decrease in depreciation and amortization expenses component in cost of revenue during the period. We expect gross margin for online education division to gradually improve after we introduce the web-based platform to the market.

The gross margin for our training center division decreased to 40% for the September 30, 2013 Quarter from 43% for the September 30, 2012 Quarter because cost of revenue did not decrease as much as revenue. As part of our growth strategy, we plan to expand our onsite training network in Beijing and other major cities in order to increase our brand awareness and reputation. With the launch of our new training centers, we expect gross margin for our training center division to continue to decrease as the newly established centers may not generate sufficient revenue during the early stage.

Selling Expenses

Selling expenses include advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses increased by $1,086,927 or 42% to $3,697,071 for the September 30, 2013 Quarter, from $2,610,144 for the September 30, 2012 Quarter. The increase in selling expenses was mainly due to the increase in advertising and marketing expenses. We incurred advertising and marketing expenses of $2,832,246, an increase of $1,963,339 or 69%, due to increased marketing and sales promoting activities to rebuild our brand name and reputation. Such activities include advertising through media, online and onsite promotion, handouts, brochures, etc.

Administrative Expenses

Administrative expenses increased by $256,814 or 9%, to $3,089,854 for the September 30, 2013 Quarter, from $2,833,040 for the September 30, 2012 Quarter. This was mainly due to the increase in research and development expenses relating to the development of the web-based platform, the office expenses, and labor costs throughout the period. In the future we expect the administrative expenses to continue to increase because: 1) we will incur maintenance expenses for the web-based platform after it being successfully launched; 2) we will incur expenses associated with the expansion of our onsite training centers for purposes of gaining more market shares. The office and administrative expenses associated with the newly opened onsite training centers also contributed to the increase in administrative expenses.

Other Income (Expense)

Other income was $44,629 for the September 30, 2013 Quarter, a decrease of $326,034, or 88% as compared to $370,663 for the September 30, 2012 Quarter. The difference was mainly due to the decrease in interest income due to the repayment of the loan by NIT

Income Taxes

The provision for income tax was nil for both the September 30, 2013 Quarter and September 30, 2012 Quarter. In 2013, the applicable income tax rate is 15% for ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Income/Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $7,846,869, or negative return of $0.74 per share basic and diluted, for the September 30, 2013 Quarter, as compared to net loss of $6,572,685 or negative return of $0.62 per share basic and diluted, for the September 30, 2012 Quarter.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table sets forth information from our statements of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30
	2013		2012
	(Unaudited)		(Unaudited)
Revenue	$5,980,664	100.00%	$9,947,520	100.00%
Cost of revenue	6,074,082	101.56%	7,894,368	79.36%
Gross Profit	-93,418	-1.56%	2,053,152	20.64%
Other income	(463,948)	-7.76%	(133,202)	-1.34%
Income(loss) from operations	(15,147,362)	-253.27%	(10,456,587)	-105.12%
Net Income(loss) before provision for income tax	(15,611,310)	-261.03%	(10,589,789)	-106.46%
Provision for income taxes	-	0.00%	319,029	3.21%
Net income (loss) - attributable to CEAI and Subsidiaries	(15,289,736)	-255.65%	(10,666,579)	-107.23%
Net income (loss)	(15,611,310)	-261.03%	(10,908,818)	-109.66%

Revenue

Revenue for the nine months ended September 30, 2013 decreased by $3,966,856, or 40%, to $5,980,664 as compared to $9,947,520 for the nine months ended September 30, 2012.

Revenue from the online education division decreased by $2,018,163, or 51%, to $1,901,324 for the nine months ended September 30, 2013 from $3,919,487 for the same period in 2012.

Revenue from the training center division decreased by $1,948,693, or 32%, to $4,079,340 for the nine months ended September 30, 2013 as compared to $6,028,033 for the nine months ended September 30, 2012.

The decline in revenue for the nine months ended September 30, 2013 was a result of decline in revenue across all of our business. We believe revenue was affected by external factors including slowdown in the PRC economic growth, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decrease in student enrollments and led to the decline in revenue as compared to the same period in 2012.

We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. We have contracted technology companies and hired our own professional IT technicians to design and build a new web-based platform, which aiming to provide the long-distance teaching services which encompass online community system and online teaching management system, etc. Additionally, we have successfully established more than ten new training centers this year in Beijing. These new centers have started operations during the quarter. We have also established a new strategic business development plan for next year, with the main target to optimize the operation of existing training centers while seeking good opportunities to expand our market share. As such, we predict that our revenue will gradually recover after we launch the new web-based platform and set up more training centers.

Cost of revenue

Our overall cost of revenue decreased by $1,820,286 or 23% to $6,074,082 for the nine months ended September 30, 2013 as compared to $7,894,368 for the nine months ended September 30, 2012.

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

The cost of revenue for the online education division decreased by $1,367,232 or 25% to $4,120,051 for the nine months ended September 30, 2013 as compared to $5,487,283 for the nine months ended September 30, 2012 primarily in tandem with the decrease in revenue. However, cost of revenue did not drop in direct proportion with the decline in revenue as we had to purchase new study materials to maintain competitive. We also incurred certain fixed costs to maintain the accuracy and competitiveness of our online materials. To efficiently control cost of revenue for the online education division, we will continue to closely monitor the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $453,054 or 19% to $1,954,031 for the nine months ended September 30, 2013 as compared to $2,407,085 for the nine months ended September 30, 2012. As the rental expenses and depreciation remained stable, decrease in cost of revenue was mainly attributable to decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

The flowing table sets forth information as to the gross margin for our two lines of business for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30
	2013	2012
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	1,901,324	3,919,487
Cost of revenue	4,120,051	5,487,283
Gross profit	-2,218,727	-1,567,796
Gross margin	-117%	-40%

Training Center Revenue

Revenue	4,079,340	6,028,033
Cost of revenue	1,954,031	2,407,085
Gross profit	2,125,309	3,620,948
Gross margin	52%	60%

The gross margin of the online education division decreased to negative 117% for the nine months ended September 30, 2013, from negative 40% for the nine months ended September 30, 2012 due to the significant decrease in online education revenue and the relatively moderate decrease in cost of revenue. We expect gross margin for online education division to gradually improve after we introduce the new web-based platform.

The gross margin of the training center division decreased to 52% for the nine months ended September 30, 2013 from 60% for the nine months ended September 30, 2012. The decrease was mainly due to the significant decrease in training center revenue and the relatively slight decrease in cost of revenue. Together with our new training centers, we expect gross margin for our training center division to continue to decrease as the newly established centers may not generate sufficient revenue during the early stage.

Selling Expenses

Selling expenses include advertising and marketing expenses, consulting fees and sales commissions. Selling expenses increased by $1,144,680 or 23% to $6,033,210 for the nine months ended September 30, 2013 from $4,888,530 for the nine months ended September 30, 2012. The increase in selling expenses was mainly due to the increase in advertising and marketing expenses associated with promotion of our onsite training centers opened throughout the period. We incurred advertising and marketing expenses of $3,748,182, an increase of $2,726,291 or 73%, due to increased marketing and sales promoting activities, such as advertising through media, online and onsite promotion, handouts, brochures, etc.

Administrative expenses

Administrative expenses increased by $1,361,099 or 26%, to $6,586,752 for the nine months ended September 30, 2013 as compared to $5,225,653 for the nine months ended September 30, 2012. This increase was mainly due to the increase of approximately $1 million in research and development expenses relating to the development of the web-based platform.

Other Income (Expense)

Other expense was $463,948 for the nine months ended September 30, 2013, an increase of $330,746, or 248% as compared to $133,202 for the nine months ended September 30, 2012. The difference was mainly due to the decrease in interest income due to the repayment of the loan to NIT and the impairment loss on certain intangible assets.

Income Taxes

The provision for income tax is nil for the nine months ended September 30, 2013, as compared to the deferred tax benefits of $319,029 for the nine months ended September 30, 2012. In 2013, the applicable income tax rate is 15% for ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Income/Loss

As a result of the foregoing, the Company had a net loss attributable to the Company and its subsidiaries of $15,289,736, or negative return of $1.44 per share basic and diluted, for the nine months ended September 30, 2013, as compared to net loss of $10,666,579, or negative return of $1.01 per share, basic and diluted, for the nine months ended September 30, 2012.

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

As of September 30, 2013, we had working capital of $61,508,891, a decrease of $2,232,485, or 4% from working capital of $63,741,376 as at December 31, 2012 due to loss generated from business. However, we still consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At September 30, 2013, we had cash and cash equivalents of $62,251,843, a decrease of $1,921,074 or 3%, from $64,172,917 at December 31, 2012.

Cash Flow in Operating Activities

Our net cash used in operating activities was $10,173,757 for the nine months ended September 30, 2013, an increase of $3,574,853 or 54% from $6,598,904 for the nine months ended September 30, 2012. This increase was due to the increase in net loss from $10,908,818 for the nine months ended September 30, 2012 to net loss of $15,611,310 for the nine months ended September 30, 2013.

Cash Flow in Investing Activities

Our cash provided by investing activities was $7,078,185 for the nine months ended September 30, 2013, an increase of $8,479,072 from cash of $1,400,877 used in investing activities for the nine months ended September 30, 2012. The increase primarily resulted from the repayment of a loan from NIT, which resulted in cash inflow of approximately $8,047,383.

Cash Flow in Financing Activities

Our cash used in financing activities was $354,085 for the nine months ended September 30, 2013, as compared to $58,611 for the nine months ended September 30, 2012. Cash used in financing activities primarily consisted of dividends paid to noncontrolling stockholders offset by advance made by our officer, director and shareholder for general corporate expenses which will be subsequently reimbursed.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2013. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 26, 2013, the Company served Sherb & Co. LLP (“Sherb”), its former auditor, with process in the matter captioned, China Education Alliance, Inc. v. Sherb & Co., LLP, Case # 1:13-cv-4381-RA, which is pending before the United States District Court for the Southern District of New York (the “District Court Action”). In this action, the Company alleged causes of action for: breach of contract, breach of contract implied in fact, professional negligence, negligent misrepresentation, and unjust enrichment due to Sherb’s failure to perform accounting and auditing services in compliance with PCAOB standards. The Company seeks at least $500,000 in damages, as well as interest, attorney’s fees, costs, and expenses and disbursements incurred in bringing this action. Sherb was required to respond to these allegations on or before August 15, 2013.

On August 15, 2013, Sherb filed a motion to compel arbitration, arguing that the matter should be arbitrated in accordance with the “Dispute Resolution Procedure” contained within the engagement letters executed by the parties. After reviewing the “Dispute Resolution Procedure” contained within each of the parties engagement letters, which contained an arbitration clause, we agreed that the proper forum for the matter was arbitration before the American Arbitration Association (“AAA”). Therefore, on August 28, 2013, the parties executed a Stipulation of Dismissal (without prejudice), dismissing the District Court Action. In addition, the parties agreed to try and mediate the matter before submitting the case to arbitration before the AAA. The mediation is scheduled to take place in December 2013, and if the mediation proves unsuccessful, the Company intends to file a suit against Sherb before the AAA and seek the same claims and damages as alleged in the prior District Court Action.

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

CHINA EDUCATION ALLIANCE, INC.

Date: November 14, 2013	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)

