Form 10-K/A
period 2010-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2014-03-31
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2010,originally filed with the SEC on April 15, 2011 (the “Original Report”), to include the audit report of Albert Wong & Co., an independent registered public accounting firm, and our consolidated financial statements as of December 31, 2010 and 2009 and for the years then ended, which report and financial statements replace in their entirety the report of Sherb & Co., LLP (“Sherb”) and the accompanying financial statements. As previously reported in our Current Report on Form 8-K filed with the SEC on March 20, 2013, Sherb’s audit report dated April 12, 2011 on our financial statements for the years ended December 31, 2010 and 2009 could not be relied upon because it was not in technical compliance with the concurring partner rotation rules of Auditing Standard No. 7.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. In addition, this Amendment also include the Consent of Albert Wong & Co. Accordingly, Item 15 of Part IV has also been amended to include the currently dated certifications and auditor’s consent as exhibits.

Except to the extent required to reflect the above-referenced amendments, this Amendment continues to describe the Company as of the date of the Original Report, and does not update disclosures to reflect events that occurred after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

3

Table of Contents

		Page

PART I

Item 8.	Financial Statements and supplementary Data.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	3

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
China Education Alliance, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Education Alliance, Inc. and subsidiaries ("the Group") as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and 2009 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Education Alliance, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
March 31, 2014	Certified Public Accountants

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$71,105,415	$65,035,332
Accounts receivable	-	1,274,727
Other receivable	432,030	-
Prepaid expenses	2,834,976	2,692,310
Total current assets	74,372,421	69,002,369

Non-current Assets
Note receivable	7,172,301	-
Property and equipment, net	9,946,729	6,589,982
Intangibles and capitalized software, net	1,515,381	737,761
Advance on acquisition	-	932,000
Long-term investment	559,269	341,686
Total non-current assets	19,193,680	8,601,429

Total Assets	$93,566,101	$77,603,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$686,102	$1,255,991
Deferred revenues	1,072,371	1,008,884
Total current liabilities	1,758,473	2,264,875

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized,
0 and 4,502,143 issued and outstanding, respectively, aggregate
liquidation preference of 0 and $1,665,793, respectively)	-	1,867,644
Common stock ($0.001 par value, 150,000,000 shares authorized,
31,261,911 and 30,040,954 issued at December 31, 2010 and 2009, respectively;	31,263	30,041
and 412,536 shares held in treasury at December 31, 2010)
Additional paid-in capital	39,705,625	38,231,623
Statutory reserve	3,731,672	3,016,143
Accumulated other comprehensive income	5,573,565	2,886,087
Retained earnings	44,591,566	30,044,687
Less: Treasury stock	(977,072)	-
Stockholders' equity - China Education Alliance, Inc. and Subsidiaries	92,656,619	76,076,225
Noncontrolling interests in subsidiaries	(848,991)	(737,302)
Total stockholders' equity	91,807,628	75,338,923

Total Liabilities and stockholders's Equity	$93,566,101	$77,603,798

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009
Revenues
Online education revenues	$28,495,602	$22,238,325
Training center revenues	16,033,297	12,097,375
Other Revenues	1,738,090	2,631,783
Total revenue	46,266,989	36,967,483

Cost of Goods Sold
Online education costs	4,798,259	4,584,519
Training center costs	3,232,063	2,569,538
Other costs	147,656	210,882
Total cost of goods sold	8,177,979	7,364,939

Gross Profit
Online education gross profit	23,697,343	17,653,806
Training center gross profit	12,801,233	9,527,837
Other gross profit	1,590,434	2,420,901
Total gross profit	38,089,010	29,602,544

Operating Expenses
Selling expenses	17,250,787	9,352,392
Administrative	3,349,116	3,146,094
Depreciation and amortization	913,965	952,193
Total operating expenses	21,513,867	13,450,679

Income from operations	16,575,142	16,151,865

Other Income (Expense)
Other income	(67)	130,056
Interest income	223,802	130,675
Investment loss	-	(671)
Total other income	223,735	260,060

Net Income Before Provision for Income Tax	16,798,877	16,411,925
Provision for income taxes	1,648,158	1,295,224

Net Income	15,150,719	15,116,701
Net loss attributable to the noncontrolling interests	(111,689)	(90,071)
Net Income - attributable to CEU and Subsidiaries	$15,262,408	$15,206,772

Basic Earnings Per Share	$0.48	$0.63
Diluted Earnings Per Share	$0.48	$0.59

Basic Weighted Average Shares Outstanding	31,928,992	24,081,002
Diluted Weighted Average Shares Outstanding	32,033,326	25,622,606

The Components of Other Comprehensive Income
Net income	$15,262,408	$15,206,772
Foreign currency translation adjustment	2,687,478	189,644

Comprehensive income	$17,949,886	$15,396,416

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		Other				Total
	of		of	Par	Paid-In	Statutory	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Value	Capital	Reserve	Income	Earnings	Stock	Interests	Equity

Balance at January 1, 2009	7,597,645	$3,010,144	21,892,631	$21,893	$10,751,732	$1,990,238	$2,696,443	$15,863,820	$-	$(620,853)	$33,713,417

Exercise of warrants			3,296,787	3,297	6,426,428						6,429,725
Conversion of preferred stock	(3,095,502)	(1,142,500)	1,031,834	1,032	1,141,468						-
Common stock issued for services			223,339	223	1,043,241						1,043,464
Common stock sold per underwriting agreement			3,596,363	3,596	18,381,299						18,384,895
Stock based compensation					487,455						487,455
Foreign currency translation adjustment							189,644			(26,378)	163,266
Appropriation to statutory reserve						1,025,905		(1,025,905)
Net income								15,206,772		(90,071)	15,116,701

Balance at December 31, 2009	4,502,143	1,867,644	30,040,954	30,041	38,231,623	3,016,143	2,886,087	30,044,687	-	(737,302)	75,338,923

Exercise of warrants			99,583	100	298,649						298,749
Conversion of preferred stock	(4,502,143)	(1,867,644)	1,500,714	1,501	1,866,143						-
Exercise of options			20,660	21	59,901						59,922
Stock based compensation					180,909						180,909
WEI cancellation			(400,000)	(400)	(931,600)						(932,000)
Foreign currency translation adjustment							2,687,478				2,687,478
Appropriation to statutory reserve						715,529	-	(715,529)			-
Treasury stock									(977,072)		(977,072)
Net income								15,262,408		(111,689)	15,150,719
											-
Balance at December 31, 2010	-	$-	31,261,911	$31,263	$39,705,625	$3,731,672	$5,573,565	$44,591,566	$(977,072)	$(848,991)	$91,808,628

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2010	2009
Cash flows from operating activities
Net Income	$15,150,719	$15,116,701
Adjustments to reconcile net income to net cash provided by
Operating activities
Depreciation and amortization	1,692,147	1,586,417
Stock based compensation	180,909	487,455
Common stock issued for services	-	1,043,464
Loss on equity investment	(217,583)	671
Net change in assets and liabilities
Account receivables	1,274,727	(805,120)
Prepaid expenses and other	(142,666)	745,196
Advances to related parties	-	142,006
Other receivable	(432,030)
Accounts payable and accrued liabilities	(569,889)	455,299
Deferred revenue	63,489	(218,922)
Net cash provided by operating activities	16,999,823	18,553,167

Cash flows from investing activities
Purchases of property and equipment	(5,048,894)	(1,840,377)
Purchase of intangible assets		(73,442)
Purchase of long-term investment	(217,583)	-
Acquisition of intangible asset	(777,620)	-
Net cash used in investing activities	(6,044,097)	(1,913,819)

Cash flows from financing activities
Warrants exercised	298,749	6,429,725
Purchase of treasury stock	(977,072)	-
Loan to others-NIT	(7,172,301)	-
Options exercised	59,621	18,384,895

Net cash provided by financing activities	(7,791,003)	24,814,620

Effect of exchange rate	2,905,360	163,266

Net increase in cash	6,070,083	41,617,234

Cash and cash equivalents at beginning of period	65,035,332	23,418,098

Cash and cash equivalents at end of period	$71,105,415	$65,035,332

Supplemental disclosure of cash flow information
Income taxes paid	$1,863,149	$1,199,414

Non-cash investing and financing activities
Conversion of preferred stock to common	$1,867,644	$1,142,500
Cashless exercise of warrants	$365	-

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

On April 18, 2008, ZHLD entered into an agreement and supplementary agreement with Harbin Daily Newspaper Group (“Newspaper Group”) to invest in a joint venture company, Harbin New Discovery Media Co., Ltd. (“New Discovery”). ZHLD contributed RMB 3,000 000 (approximately, $430,000) and Newspaper Group contributed RMB 3,120,000 (approximately, $445,000) towards the registered capital of New Discovery. In return for their respective contributions, ZHLD own 49.02% equity interest and Newspaper Group own 50.98% equity interest in New Discovery. The parties are prohibited, for the duration of the joint venture from retiring or transferring their equity interests. This joint venture will create new educational material distribution channels in readable newspaper format in the future. The value of this investment as of December 31, 2010 and December 31, 2009 was $559,269 and $341,686, respectively.  Subsequently, as the Company did not foresee that the investment cost is recoverable from this joint venture in the near future, the Company provided fully impairment on the investment by the year ended December 31, 2011.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying  consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by FDIC insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of December 31, 2010 and 2009. The Company’s cash at their US banks is in excess of statutorily insured limits at approximately $960,000 and $14,636,000, respectively, as of December 31, 2010 and 2009.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2010 and 2009.

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

	December 31,
	2010	2009
RMB: US$ exchange rate	6.5910	6.8372

	Year Ended December 31,
	2010	2009
Average RMB: US$ exchange rate	6.7599	6.8409

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

Accounts Receivables - Included in accounts receivables are receivables from advertising on the Company’s websites and from the sale of prepaid debit cards to resellers. The sales of prepaid debit cards to resellers are recorded as deferred revenue until such time as the cards are used to download material from the Company’s website. Total accounts receivables as of December 31, 2010 and 2009 was $0 and $1,274,727, respectively.

The Company reviews its accounts receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of December 31, 2010 and 2009, the Company has not established an allowance for doubtful accounts, in addition the Company has not provided for, or written off, accounts receivable during the twelve months ended December 31, 2010 and 2009.

Deferred Revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of December 31, 2010 and 2009 was $1,072,371 and $1,008,884, respectively.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has no net deferred tax assets or liabilities as of December 31, 2010 and December 31, 2009. In addition, the Company has not recorded a deferred tax expense for the year ended December 31, 2010 and 2009.

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

For the yearsended December 31, 2010 and 2009, there are three distributed agents are Heilongjing, Jinlin and LiaoNing  who are accounted for 15.3%, 13.5% and 14.2%, respectively of total revenue for year 2010 and 14.8%, 11.3% and 14.0% , respectively of total revenue for year 2009.

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

The Company loaned $7,172,301 to NIT on December 15, 2010. The principal on the loan is due in ten years. NIT will pay the Company $1,510,000(RMB 10,000,000) annually under the Management Agreement. The full amount of the loan is due in ten years at the termination of the Agreement. The loan bears interest at 20% per annum. However, no interest will be charged if the Company receives the annual management fee. As of December 31, 2010, the amount of note receivable was $7,172,301. Subsequently to March 29, 2013, NIT repaid the loan principal of RMB 50 million and accrued interests. On the same date, terminate the Management Agreement and the Loan Agreement were terminated upon mutual consent of NIT and the Company.

9.	Property and Equipment

Property and Equipment consist of the following:

	December 31, 2010	December 31, 2009

Buildings	$4,593,799	$4,455,227
Transportation vehicles	273,513	192,189
Communication equipment	5,968,091	3,148,972
Furniture and fixtures	3,653,441	2,030,114
	14,488,844	9,826,502
Less: Accumulated Depreciation	(4,542,115)	(3,236,520)
	$9,946,729	$6,589,982

For the years ended December 31, 2010 and 2009, depreciation expenses totaled $1,305,595 and $1,041,213 respectively.

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

Deferred revenue includes subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of December 31, 2010 and December 31, 2009, the Company had deferred revenue of $1,072,371 and $1,008,884, respectively.

12.	Stockholders’ Equity

The Company recorded the following equity transactions during the year ended December 31, 2010.

—	Warrants for the acquisition of 99,583 shares of common stock were exercised, resulting in the issuance of 99,583 share of common stock. Total cash received from exercised warrants was $298,749. There were no warrants outstanding, subsequent to these warrants being exercised, as of December 31, 2010.

—	Options for the acquisition of 20,660 shares of common stock were exercised at price $2.90, resulting in the issuance of 20,660 share of common stock. Total cash received from exercised options were $59,901.

—	A total of 4,502,143 Series A Preferred Shares were converted into 1,500,714 shares of common stock.

—	The Company has repurchased our own stock totaling 412,536 shares for the amount of $977,072.

—	The cancellation of WEI’s 400,000 shares.

The Company recorded the following equity transactions during the year ended December 31, 2009:

-	On June 5, 2009, the Company issued 17,000 common shares with par value US$0.001 per share to Red Chip Companies Inc. for its services at a market value of $46,070.

-	On June 18, 2009, the Company issued 16,334 common shares with par value US$0.001 per share to certain employees according to the Company’s 2009 Incentive Stock Plan Inc. at a market value of $47,369.

-	On October 5, 2009, the Company issued 3,162,055 common shares according to the Underwriting Agreement with Rodman & Renshaw, LLC (the "Underwriter") for the sale of 3,162,055 shares of the Company's common stock, par value $0.001 per share, for a purchase price of $5.17 per share (net of discounts and commissions), which is 94% of the per share public offering price of $5.50 per share.

-	On October 16, 2009, the Company issued 434,308 common shares according to the Underwriting Agreement with Rodman & Renshaw, LLC (the "Underwriter") for the sale of additional 434,308 shares (overallotment), par value $0.001 per share, for a purchase price of $5.17 per share (net of discounts and commissions), which is 94% of the per share public offering price of $5.50 per share.

-	On October 29, 2009, the Company issued 137,005 common shares with par value US$0.001 per share to certain employees according to the Company’s 2009 Incentive Stock Plan Inc. at a market value of $685,025.

-	On November 30, 2009, the Company issued 53,000 common shares with par value US$0.001 per share to Red Chip Companies Inc. for its services according to a Joint Marketing Agreement at a market value of $265,000.

-	During the year ended December 31, 2009 a total of 3,095,502 Series A Preferred Shares were converted into 1,031,834 shares of common stock.

-	During the year ended December 31, 2009, warrants for the acquisition of 3,497,825 shares of common stock were exercised, resulting in the issuance of 3,296,787 share of common stock, of which 364,804 shares were from cashless exercises. Total cash received from exercised warrants were $6,429,725.

Options:

During the year ended December 31, 2010, the Company exercise of 20,660 shares of options in the amount of $59,922.

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

The following reconciles the components of the EPS computation:

	Year Ended December 31, 2010
			Per-
	Income	Shares	share
	(Numerator)	(Denominator)	Amount

Net income- attributable to CEU and subsidiaries	$15,262,408	31,928,992	$0.48

Effect of Dilutive Securities		104,334

Diluted EPS	$5,262,408	32,033,326	$0.48

	Year Ended December 31, 2009
			Per-
	Income	Shares	share
	(Numerator)	(Denominator)	Amount

Net income- attributable to CEU and subsidiaries	$15,206,772	24,081,002	$0.63

Effect of Dilutive Securities		1,581,604

Diluted EPS	$15,206,772	25,662,606	$0.59

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

If a loss should occur, or if management deems that a loss is probable, relating to our Company's product or performance of our services, an accrual for such loss or losses would be recognized at such time of occurrence or determination. The Company has not accrued for any losses as of December 31, 2010 and December 31, 2009 as all payments required under the settlement agreements described above would be made by the Company's insurance carrier. The Court entered an order granting final approval to the above settlement agreement on March 13, 2013.

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

On March 21, 2011, the Company entered into an agreement (the “Agreement”) with NIT, a vocational training institution based in Nanchang, People’s Republic of China.  Pursuant to the Agreement, the Company and NIT will jointly establish Nanchang Institute of Technology College of Vocational Training and Certification (the “College”). NIT will provide facilities for free and the Company will provide teachers, curriculums and certificates of trainings and pay all the expenses incurred in the teaching process. In return, NIT and the Company will receive 20% and 80% of the total revenue of the College, respectively. The College commenced operations, under the control of the Company on March 21, 2011.

On March 14, 2011, the Company entered into a Share Transfer Agreement  with the shareholder (the “Shareholder”) of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 current students, based in Harbin, People’s Republic of China.

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

On March 29 2013, NIT repaid the loan principal of RMB 50 million and accrued interests. On March 29, 2013, terminate the Management Agreement and the Loan Agreement were terminated upon mutual consent of NIT and the Company.

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

Had the above tax exemption not been in place for the years ended December 31, 2010 and 2009, the Company estimates the following proforma financial statement impact.

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

10.28

Share Transfer Agreement dated March 14, 2011 between the shareholder of Harbin Tianlang Culture and Education School and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2011.

10.29

Agreement dated March 21, 2011 between the Company and Nanchang Institute of Technology is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2011.

21.1	List of Subsidiaries is incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the SEC on April 15, 2011.

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*Filed herewith

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: March 31, 2014	By:	/s/ Xiqun Yu
Xiqun Yu
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer,	March 31, 2014
Xiqun Yu	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Cloris Li	Chief Financial Officer	March 31, 2014
Cloris Li	(Principal Financial and Accounting Officer)

/s/ Liansheng Zhang	Director	March 31, 2014
Liansheng Zhang

/s/ Xiaohua Gu	Director	March 31, 2014
Xiaohua Gu

