Form 10-K
period 2013-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2014-03-31
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,209,606.80 (5,620,684 shares of common stock held by non-affiliates, closing price on June 28, 2013 was $0.40).

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of March 28,2014 is 10,582,530.

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

We changed our corporate name to China Education Alliance, Inc. on November 17, 2004.

General

We are an education service company that provides on-line education and on-site training in the People’s Republic of China (“PRC”). We were organized to meet what our founders believe is an unmet need for educational resources throughout the PRC. Based on the Chinese Ministry of Finance’sreport, The Implementation of Central and Local Budgets for 2013, the appropriation for education spending in 2013 was RMB3.88 trillion (approximately $600 million), an increase of 2.7% as compared to the previous year. (source: http://news.k618.cn/attention/201403/t20140306_4819342_1.html) According to Chinese tradition, a good education has always been highly valued, as the people believe that education ensures not only the future and development of the individual but also the family and the country as a whole. Thus, spending on education is one of a family’s major expenditure. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous examinations, which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that the examination-oriented education has created a market for products from companies that address this need.

One of our principal businesses is the distribution of educational resources through the internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. We have a database comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. Our database includes more than 500,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, we engage experienced instructors and reputable teachers to develop new exams and a methodology for taking the exams. We market this database under the name “Famous Instructor Test Paper Store.” We also offer, through our website, video on demand, which includes tutoring of exam papers and exam techniques. We complement the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through our website without charge, we charge our subscribers for services such as the Famous Instructor Test Paper Store and video-on-demand. Subscribers can purchase debit cards which can be used to pay to download material from our website. ZHLD, our wholly owned PRC subsidiary, operates this website and mainly focuses on online education.

We also provide on-site teaching and training services in northern China, which we market under the name “Classroom of Famed Instructors”. We have over ten training facilities in Heilongjiang province and Beijing, which can accommodate over 8,000 students at the same time. These training facilities, which complement our on-line education services, provide classroom tutoring to our students. The courses cover primarily the compulsory education curriculum of junior, middle and high school. Except for ZHLD, ZHLDIT and BJHY (as defined below), the rest of our schools and subsidiaries provide onsite teaching classes and training services.

We have also introduced a program of on-line vocational training services, through our collaboration with the China Vocation Education Society on the website www.360ve.com, which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007 and we called this program the “Millions of College Students Employment Crossroad” program. Through this program we offer job search capability and career planning courses for university students via our website. We developed this program in response to the high unemployment rate of PRC college graduates. Many college graduates pursue vocational training after their college education in order to find employment. Our program is designed to establish a long-term training program for college students to build connections with corporations and participate in educational programs prescribed by hiring corporations.

On January 4, 2009, our subsidiary, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLDBJ has a registered capital of RMB 500,000 (approximately $73,067) and a business term of 20 years. ZHLD owns an 85% equity interest in ZHLDBJ and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has authorized Mr. Xiqun Yu to hold 20% of its equity interest in ZHLDBJ on its behalf.

In February 2010, the Company, through ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB 1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed its name to Beijing Hua Yu Pin Xue Education Technology Co., Ltd (“HYPX”). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX with no consideration, and authorized Mr. Xiqun Yu to hold the 35% equity interest on its behalf. In November 2011, HYPX increased its share capital to RMB 2 million (approximately $298,597). In 2012, HYPX established a wholly owned school - Beijing Xicheng District Hua Yu Pin Xue Training School, and together with a previously established wholly owned subsidiary of the Company - Beijing Shifanxuezhitang Information Science Institute, established the Company’s new brand image and reputation in several districts in Beijing. HYPX focuses on expansion of our training centers in Beijing, as well as developing extensive marketing strategy to establish new markets in other main cities.

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

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company loaned NIT RMB 50 million (approximately $7,935,122) to build training facilities and NIT will repay the RMB 50 million (approximately $7,935,122)  in ten years from the date NIT received the loan principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors. On March 21, 2011, the Company entered into another agreement (the “Joint College Agreement”) with NIT whereby the Company and NIT would jointly establish Nanchang Institute of Technology College of Vocational Training and Certification. Pursuant to the Joint College Agreement, NIT would provide facilities for free and the Company would providedteachers, curriculums and certificates of trainings and pay all the expenses incurred in the teaching process. In return, NIT and the Company would receive 20% and 80% of the total revenue of the College, respectively.

Pursuant to the Loan Agreement, we loaned NIT an aggregate of RMB 50 million (approximately $7,935,122) and NIT paid us RMB 7.5 million (approximately $1,189,689) in interest in total. Because we received 20% annual interest income due quarterly, the management fee under the Management Agreement was waived. On March 29, 2013, NIT repaid the loan principal of RMB 50 million and accrued interests, and the parties terminated the Management Agreement, the Loan Agreement and the Joint College Agreement upon mutual agreement.

On March 14, 2011, the Company entered into a Share Transfer Agreement with the sole shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school based in Harbin, the PRC, whereby the Company acquired 60% of the equity interests in Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively.  After the execution of the Share Transfer Agreement, Tianlang established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder. We are currently co-managing Tianlang with the previous majority owner.

On May 31, 2011, we purchased 100% ownership of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools based in the PRC,for RMB 8 million (approximately $1.23 million) pursuant to the share transfer agreements with the shareholders of these two schools. As a result of the acquisition, we have licenses to offer classes in English, Japanese, Korean, Russian, German, French, Spanish, Italian, Arabic, etc. As there is little demand for non-English classes at the time being, the Company has suspended the operation of both schools.However, once the demand for non-English language classes increases, we believe we will be able to quickly offer demanded courses.

 On September 26, 2011, we effected a one-for-three reverse stock split of our issued and outstanding common stock. As a result, the number of our issued and outstanding common stock was reduced from 31,747,249 shares to 10,582,530 shares.

On June 15, 2012, we, through ZHLD, incorporated a limited liability company in the PRC, Harbin Zhong He Li Da Information Technology Co., Ltd. (“ZHLDIT”) with a registered capital of RMB2 million (approximately $ 317,405). The Company authorized Mr. Yu to hold the 100% equity interest in ZHLDIT on behalf of ZHLD because ZHLDIT is an internet technology company to be engaged in the business of providing internet value added services, an industry where foreign investment is prohibited.

Based on extensive market research and professional field study, at the beginning of 2012, the Company, through ZHLD, started to design and build a web-based information platform for its online education program - “China Education Cloud Platform”. One of the main objectives and functions of this platform is to provide a stable long distance education network including video/audio courses, cloud-based network service for teachers, students, and parents and the online educational administration services system. This platform is also intended to serve as a comprehensive cloud-based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services, including course management, video releases, examination system, courseware, study cards management system, etc. We will charge fees for the cloud storage and receive commissions for the courses/services the educational institutions or the teachers sell through our platform. We are in the stage of testing and modifying this platform and are currently in discussions with several potential business partners/customers to optimize the functionality of the platform.

Corporate Structure

The following diagram illustrates our corporate structure as of the date of this Annual Report.

Education Systems in the PRC

Ever since the PRC was founded in 1949, the PRC government has considered education an important component of its economic and social development.  Recently, with the emergence of its market economy, education has become a priority in the PRC.

According to the Ministry of Finance’sreport,TheCentral and Local Budgets Report for 2014, the government will continue to promote education, science and technology, cultural reform and development. The gross domestic education expenditure of the PRC in 2014 is estimated to be approximately RMB4.13 trillion, an increase of 9.1% over the prior year’s budget.(Source: http://news.k618.cn/attention/201403/t20140306_4819342_2.html). For the majority of families in China, education costs represent up to 10 percent of their annual household income, second only to their food budget.  We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement.  The educational system in the PRC is under pressure to reform and develop.  On March 5, 2014, the second session of the 12th National People’s Congress concluded that the PRC government sets education as a strategic priority with a focus to promote equitable education development, with continued increment of educational resource investments. The governmentis expected to deepen the comprehensive reform of the education, to actively reform the examination and enrollment system, encourage the development of private schools and accelerate the construction of a modern employment-oriented vocational education system.

The central government in the PRC, through the Ministry of Education, manages education in the PRC at a macro level, responsible for carrying out related laws, regulations, guidelines and policies of the central government; planning development of the education sector; integrating and coordinating educational initiatives and programs nationwide; maneuvering and guiding education reform countrywide.  To a large degree, the provincial governments are left to implement basic education through development of teaching plans to supplement the required coursework from the central Ministry of Education and the funding of basic education in poorer areas.  Provincial level governments have the main responsibilities for implementing basic education on a day-to-day basis.

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

On March 3, 2004, the State Council approved and disseminated the 2003-2007 Action Plan for Invigorating Education in the 21st Century, which was formulated by the Ministry of Education.  The plan recognizes the need to make the PRC competitive in the world economy and provides a blueprint to speed up educational reform and development in the PRC.  The plan is based on two fundamental concepts to “Rejuvenating China through Science and Education” and “Re-invigorating China through Human Resource Development.”  The objectives of the plan are to establish a well-to-do society and perfect the socialistic market economy in the PRC.  The plan has goals to consolidate and universalize the nine-year compulsory education program and eradicate illiteracy, to continue educational reforms, to improve the quality of education and to provide a system designed to enable the public to have access to quality education. The plan emphasizes the use of information technology in education and training.

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

We believe that through our website, we can help to level the uneven distribution of education resources since our material is designed for nationwide exams and, through the Internet, students can have access to our materials nationwide. We sell our exam papers, test papers, and video on demand through our website www.edu-chn.com. We offer both exams that were previously given as well as copyrighted exams that were developed by teachers who we hire for that purpose. These examinations cover PRC primary, middle and high school exams which are used by students primarily between the ages of six to eighteen.

We have developed some educational software and we own a database covering all levels of basic education from primary school through high school. Our plans for expansion of our business operations include the following:

•	Build up the infrastructure to ensure fast access and to satisfy the volume that would develop with increasing demand;

•	Develop a web-based information platform for our online education program - “China Education Cloud Platform”, to provide a stable network for long-distance education program, video/audio courses, cloud -based network service for teachers, students, and parents and the network educational administration services system and also serve as a comprehensive cloud-based resource/space for educational institutions to share resources among themselves, including course management, video releases, examination system, courseware, study cards management system, etc.;

•	Develop a nation-wide advertising campaign to increase market awareness of our products and build up the Company’s reputation;

•	Open branch offices and training centers in key cities throughout the PRC. Even though our website is accessible from anywhere in the PRC, course materials are not standardized throughout the PRC, and there are many differences in both the course materials and the resources among the different regions in the PRC. As a result, we believe that we can best serve the students in a region by using our branch offices to employ local teachers who understand the local educational system. In this manner, we can customize our course materials to meet the local educational requirements and develop face-to-face tutorial centers to further expand our revenue.

Training Center

We provide on-site teaching services under the “Big Classroom of the Famed Instructors,” our state-of-the-art training center in Harbin. At this center, we offer both classroom training and one-on-one tutoring. We have over twenty training facilities in Heilongjiang and Beijing, which can accommodate approximately 8,000 students at the same time. The courses cover each phase of compulsory education, of which junior, middle and high schools are the key parts. Our courses are designed to complement our students' daily school curriculum, and will vary depending on the age of the students as well as the progress of the class. Class subjects include Math, Physics, Chemistry, English, Chinese, etc. We charge students for each class taken. Thus, we determine our enrollment by the number of classes that were taken during a given period of time, and not by the number of individual students. Since the term of the classes vary, we do not schedule classes on a semester basis.

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

Through our “Millions of College Students Employment Crossroad” program, we seek to address two problems - one is the need for university students to find jobs and the other is to satisfy the need of businesses to hire qualified candidates. We cooperate with businesses and other entities to enable us to communicate the requirements of potential employers, including the necessary skill sets needed, to the students who enroll in the program. In this manner, the students can learn the needs of different businesses while they are at school, and can develop educational programs in their university to enable them to meet the educational requirements of their desired field of business. This will help students seek employment after college and improve their job prospects.

The National Association of Vocation Education of China has a large number of institutional members, including provincial education bureaus and more than 1,000 vocational training schools across the PRC. We intend to expand our strategic cooperation with training agencies, especially in the aspects of joint enrollment, the exchange of resources and on-site training agencies facilities.

During December 2006, we acquired the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School for their onsite training resourcesand became the exclusive partner of BeidaQingniao APTEC Software Engineering (“BeidaQingniao”) within Heilongjiang Province in the PRC for vocational training for three years. Our teachers and computer software experts have further updated and developed the course materialsacquired from BeidaQingniao, which are used for our on-site vocational training classes on network engineering.

Schools

Tianlang

Established in 1999, Tianlang is a tutoring school based in Harbin, the PRC. Tianlang has a number of campuses, including the provincial government campus, Aijian campus, Yanchang campus, Harbin Institute of Technology – Science Park campus, and Hujunjie campus, etc., with the main school campus located at Jiao Hua Road, Harbin. Tianlang mainly offers examination orientated training classes for primary school, middle school, and high school students, also provides one-on-one tutoring lessons with reputable teachers. Tianlang has approximately 8,000 students enrolled in different classes or training lessons each year, and over 200 qualified teachers (including part-time teachers).

Harbin Nuoya and Changchun Nuoya

Harbin Nuoya was established in 2006 and Changchun Nuoya was established in 2007. Both schools offered various language learning classes including English, Korean, Japanese, Russian, French, German, and Spanish. Both schools used to be among the largest language learning schools in their provinces, especially for non-English foreign languages. However, due to the little market demand for non-English classes, the Company has suspended course offerings in both schools, and as such, the Company has taken an impairment charge of $2,053,205 for Chuangchun Nuoya and Harbin Nuoya for the fiscal year ended December 31, 2013.

Marketing

We employ sales persons to market our products to the Ministry of Education and the provincial education commissions.  Although the government agencies do not purchase our products, we need to obtain their approval for the use of our programs in connection with the curriculums in schools under their jurisdiction.  We also use marketing calls to generate information to assist us in developing new educational products and opportunities.  Our sales force is also actively involved with educators in developing curriculums based on our products.

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

In 2013, we implemented a new company business strategy to emphasize on expanding our onsite training centers as part of our plan to raise awareness of our corporate brand and rebuild our reputation. We engaged professional companies to design advertisements and promotional activities. We aim to launch our China Education Cloud Platform in the near future, which we are currently in the process of fine-tuning. In the course of marketing, we have received feedback on this platform and have recognized the need to add functionalities and scale to maximize the benefits from the use of this platform. As we are close to the final product delivery, we are now adjusting our marketing plan to promote this new web-based platform.

Our total advertising and marketing expenses incurred for the years ended December 31, 2013, 2012, and 2011were $6, 714,005, $2,770,988, and $649,768, respectively.

Major Customers

For the years ended December 31, 2013 and 2012, we established our own sales team to market and sell our products and services directly to our end customers and did not engage any third party agency for sales. The Company does not have any major customer that contributed to a significant part of our revenue for the fiscal years of 2013 and 2012. For the years ended December 31, 2011, we appointed third party agencies/customers to market and sell our products and services, three of these agencies/customers each accounted for greater than 10% of total online education revenue during each year. A certain distribution agent/customer in each of Heilongjiang, Jilin and Liaoning Provinces accounted for 24.6%, 15.9%, and 14.9%, respectively of the total online education revenue for the fiscal year 2011.

Competition

We are currently under business restructuring and transition stage, and compete with a number of PRC and international companies that sell educational materials in the PRC market. Many of our competitors are larger, more established companies, such as Longwen Education Group and TAL Education, many of which have diverse businesses and are better specialized in either online educational filed, onsite training businesses, or both. Apart from large well established educational groups, these are many new local companies that are entering the educational market in the PRC and usually offer products and services at lower costs to build up their market shares.

Research and Development

Towards the end of 2012, we engaged third party internet technology companies to develop a web-based information platform for our online education program - “China Education Cloud Platform”, to provide a stable long- distance education network including video/audio courses, cloud based network service for teachers, students, and parents and the network educational administration services system and also serve as a comprehensive cloud based resource/space for educational institutions to share resources among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. We have also teamed our own personnel to assist these third party developers to add functionalities to the platform. We are in the final stage of testing and modifying the platform.

Government Regulations

The education industry in the PRC is heavily regulated at all levels - national, provincial and local. PRC practices and policies have limited contact with non-PRC entities in the education industry.  In addition, our business is subject to numerous PRC rules and regulations, including restrictions on foreign ownership of Internet and education companies and regulation of Internet content. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the Internet are politically sensitive areas of the economy.  We believe that the Ministry of Education and the provincial education commissions prefer to contract with PRC companies in the education industry.  As a result, all of our PRC subsidiaries are staffed with PRC nationals.  All of our revenue is derived from our PRC subsidiaries, and our success is dependent on the skill and experience of the employees of our subsidiaries.

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

On July 26, 2006, MII publicly released the Notice on Strengthening the Administration of Foreign Investment in Operating Value-added Telecommunications Business, dated July 13, 2006, or the MII Notice, which reiterates certain provisions under the FITE Rules. According to the MII Notice, if any foreign investor intends to invest in a Chinese telecommunications business, a foreign-invested telecommunications enterprise shall be established and such enterprise shall apply for the relevant telecommunications business licenses. The MII Notice prohibits domestic telecommunication services providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in the PRC. According to the MII Notice, either the holder of a value-added telecommunication service license or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of value-added telecommunication services. The MII Notice also requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered by its license.

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

Regulation of Online and Distance Education

Pursuant to the Administrative Regulations on Educational Websites and Online and Distance Education Schools issued by the Ministry of Education (“MOE”) in 2000, or the Online Education Regulation, educational websites and online education schools may provide education services in relation to higher education, elementary education, pre-school education, teacher education, occupational education, adult education and other educational services. Under the Online Education Regulations, “Educational websites” refer to education websites providing education or education-related information services to website visitors by means of a database or an online education platform connected via the Internet or an educational television station through an Internet service provider, or ISP. Under the Online Education Regulations, “Online education schools” refer to organizations providing academic education services or training services with the issuance of various certificates.

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

Business Scope of our PRC Operating Entities

All our PRC operating subsidiaries, including ZHLD are in the business of providing education services. Particularly, ZHLD is a holding company of all other subsidiaries and also provides online exam preparation services; Heilongjiang Zhonghe Education Training Center provides onsite vocational training and after school tutoring services; Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. provides onsite vocational training, online college graduate electronic database and pre-employment training; ZHLDBJ provides onsite vocational training services; HYPX, together with its subsidiaries and Tianlang provide onsite examination-oriented training and after school tutoring services; Changchun Nuoya and Harbin Nuoya are authorized to provide onsite program for foreign language trainings. ZHLDIT initiates and designs communication platform for online education programs.

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

Employees

As of March 28, 2014, we had approximately 914 employees, consisting of 32 executives, 46 administrative and finance employees, 142 marketing and sales personnel, 451research and development staff, 54 information technology technicians, 15 designers, 132 teaching and education administrative staff, and 42 other employees engaged in security, planning, human resources and other activities. We have no collective bargaining agreements, and we believe that we have good relations with our employees.

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

1. Certificate of Approval

Beijing Hua Yu HuiZhong Technology Development Co., Ltd.

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

The Company has 31 office leases and training center leases which expire at various dates from February 2014 through June 2018. The Company incurred an aggregate of $1,680,150 as rent expenses for the years ended December 31, 2013. Set forth below are some of our major leases:

Our Beijing office is located in China Overseas Plaza, at the heart of Beijing's Central Business District. The total floor area is 1,477 square meters (approximately 15,898 square feet).   We began using this building in December 2010.  The office's lease term is 38 months from December 10, 2010 to February 9, 2014, which was extended for additional three months to May 9, 2014.  The annual rent is RMB 2,924,460 (approximately $463,950) and the rent for the extended term isRMB841,890 (approximately $135,918). We are currently negotiating the terms for a long term lease for this office space.

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

On June 26, 2013, the Company served Sherb& Co. LLP (“Sherb”), its former auditor, with process in the matter captioned, China Education Alliance, Inc. v. Sherb& Co., LLP, Case # 1:13-cv-4381-RA, before the United States District Court for the Southern District of New York (the “District Court Action”). In this action, the Company alleged causes of action for: breach of contract, breach of contract implied in fact, professional negligence, negligent misrepresentation, and unjust enrichment due to Sherb’s failure to perform accounting and auditing services in compliance with PCAOB standards. The Company seeks at least $500,000 in damages, as well as interest, attorney’s fees, costs, and expenses and disbursements incurred in bringing this action. Sherb was required to respond to these allegations on or before August 15, 2013.

On August 15, 2013, Sherb filed a motion to compel arbitration, arguing that the matter should be arbitrated in accordance with the “Dispute Resolution Procedure” contained within the engagement letters executed by the parties. After reviewing the “Dispute Resolution Procedure” contained within each of the parties’ engagement letters, which contained an arbitration clause, the parties agreed that the proper forum for the matter was arbitration before the American Arbitration Association (“AAA”). Therefore, on August 28, 2013, the parties executed a Stipulation of Dismissal (without prejudice), dismissing the District Court Action. In addition, the parties agreed to try and mediate the matter before submitting the case to arbitration before the AAA. The mediation took place in December 2013.  Following the mediation, the parties are still attempting to settle.  However, should the parties be unable to settle, the Company intends to file a suit against Sherb before the AAA and seek the same claims and damages as alleged in the prior District Court Action.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on OTCQX since January 25, 2012 under the symbol “CEAI.” From December 29, 2011 to January 24, 2012, our common stock was traded on OTCQB under the symbol “CEAI.” Our common stock was traded on the NYSE from January 27, 2010 to December 28, 2011 under the symbol CEU. From July 20, 2009 to January 26, 2010, our common stock was traded on the NYSE Amex under the symbol CEU. Prior to July 20, 2009, our common stock was traded on the OTC Bulletin Board under the trading symbol CEUA.OB. The table below presents the high and low bid for our common stock for each quarter from January 1, 2012 through December 31, 2013. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2013
1st Quarter	$0.76	$0.25
2nd Quarter	$0.60	$0.23
3rd Quarter	$0.48	$0.24
4th Quarter	$0.64	$0.23

Year ended December 31, 2012
1st Quarter	$1.35	$0.42
2nd Quarter	$1.56	$0.52
3rd Quarter	$1.39	$0.28
4th Quarter	$0.77	$0.21

As of March 28, 2014, we had 10,582,530 shares of common stock outstanding and held of record by 168 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On March 28, 2014, the closing price of our common stock on OTCQX was $0.29 per share.

Securities Authorized for Issuance under Equity Compensation Plans.

On June 18, 2009, we adopted the China Education Alliance, Inc. 2009 Incentive Stock Plan (the “2009 Plan”). We registered 333,334 shares of our common stock under the 2009 Plan on a Form S-8, effective June 18, 2009. As of March 30, 2014, 24,109 shares are still available under the 2009 Plan.

On June 21, 2011, we adopted the China Education Alliance Inc. 2011 Incentive Stock Plan (the “2011 Plan”), which was approved by our shareholders on September 18, 2011. We registered 333,334 shares of our common stock under the 2011 Plan on a Form S-8, effective July 1, 2011. As of March 28, 2014, 274,000 shares are still available under the 2011 Plan.

Set forth below is our equity compensation plan information as of December 31, 2013.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans	-	-	24,109
approved by security holders	52,667	$2.67	274,000
Equity compensation plans not approved by security holders	-	-	-
Total	52,667	$2.67	298,109

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

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Annual Report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those discussed from time to time in this report, as well as and any risks described in the “risk factors” section of our filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

We also provide on-site teaching and training services and have training facilities in Heilongjiang and Beijing, which can accommodate over 15,000 students each year. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We also provide vocational training services and language training services. We charge tuition fees for these classes and services.

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

Beginning 2012, we started to design and build a web-based information platform for our online education program - “China Education Cloud Platform” to provide a stable long distance education network including video/audio courses, cloud-based network service for teachers, students, and parents and online educational administration services system. This platform is also intended to serve as a comprehensive cloud-based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. We will charge fees for the cloud storage and receive commissions for the courses/services the educational institutions or the teachers sell through our platform. This platform is in the final testing phase. We expect to launch this platform in the near future and are currently in discussions with several potential business partners/customers to optimize the functionality of the platform, as well as negotiating with advertisement companies to design a comprehensive marketing campaign to promote this platform.

Our current activities are primarily conducted in the northern part of the PRC. PRC has about 150 million students aged 6 -18, who are the target of our education services. There are about 10 million students in the 6-18 age group in the northeastern provinces of the PRC. Because we serve approximately 5% of the students in our primary market, we believe that we have great potential to grow. Our growth will depend on how we penetrate and expand our market. Our expansion may take the form of organic growth and/or acquisitions and the key to our growth will be increased student enrollment.

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

The Company engages an advertisement agency to manage its on-line advertisement revenue. Per the contract with this agency, upon posting of an on-line advertisement on the Company’s website, the Company is entitled to share with the agency 50% of the amount charged to the on-line advertiser. The Company recognizes revenue upon posting of an advertisement on their web-site. The agency is responsible for collection of all advertisement revenue from advertisers. The agency is required to make their remittance for on-line advertising within six months after on-line ads are posted on our website.

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

Results of Operations

Years ended December 31, 2013 and 2012

The following table sets forth information from our statements of operations for the year ended December31, 2013 and 2012:

	Year ended December 31,
	2013		2012
Revenue	$6,709,830	100.00%	$11,725,109	100.00%
Cost of revenue	7,559,193	112.66%	10,094,743	86.10%
Gross Profit	(849,363)	-12.66%	1,630,366	13.90%
Other (loss) income	(2,577,860)	-38.42%	296,548	2.53%
Loss from operations	(23,055,789)	-343.61%	(14,424,320)	-123.02%
Netloss before income tax benefits	(25,633,649)	-382.03%	(14,127,772)	-120.49%
Provision for income taxes	-	0.00%	319,255	2.72%
Netloss - attributable to CEAI and Subsidiaries	(24,669,775)	-367.67%	(14,062,604)	-119.94%
Net loss	(25,633,649)	-382.03%	(14,447,027)	-123.21%

Revenue

Revenue for the year ended December 31, 2013 decreased by $5,015,279, or 43%, to $6,709,830 from $11,725,109 for the year ended December 31, 2012.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $2,370,575, or 52%, to $2,168,803 for the year ended December 31, 2013 from $4,539,378 for the year ended December 31, 2012.

Revenue from the training center division is comprised of tuition from examination-orientated after school training classes, language training classes, vocational training classes etc. Revenue generated by the training center division decreased by $2,644,704, or 37% to $4,541,027 for the year ended December 31, 2013 from $7,185,731 for the year ended December 31, 2012.

The decline in revenue for the year ended December 31, 2013 was a result of decline in revenue across all of our business. We believe revenue was affected by external factors including slowdown in economic growth within the PRC, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decline in interest of existing and new students, which resulted in decrease in student enrollments and led to a decline in revenue as compared to the year ended December 31, 2012. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. We have contracted technology companies and hired our own professional IT technicians to design and build a new web-based platform, aiming to provide the long-distance teaching services encompassing online community system and online teaching management system. Additionally, we successfully established more than ten new training centers in Beijing during the fiscal year ended December 31, 2013, and these new centers have started operations since the third quarter of fiscal 2013. We will continue to implement the new strategic business development plan for 2014, which targets to optimize the operation of existing training centers while seeking good opportunities to expand our market share. As such, we predict that our revenue will gradually recover after we launch the new web-based platform and set up more training centers.

Cost of Revenue

Our overall cost of revenue decreased by $2,535,550 or 25% to $7,559,193 for the year ended December 31, 2013, from $10,094,743 for the year ended December 31, 2012.

Cost of revenue for the online education business comprises cost of obtaining new materials to offer students, depreciation related to computer equipment,amortization related tosoftware, and direct labor cost. Direct labor cost in connection with the maintenance and operation of our websites are fixed costs whereas the costs for purchase of materials and deprecation of equipment and software are variable costs. While the direct labor cost usually stays stable, the costs for purchase of materials and depreciation of equipment and software vary as we purchase new materials, equipment and software. The cost of revenue for the purchase of new materials, equipment and software does not directly correlate with revenue. We constantly have to invest in and update our content to be competitive and current in spite of falling revenue in the online education business.

The cost of revenue for the online education division decreased by $1,899,497 or 26% to $5,300,181 for the year ended December 31, 2013, from $7,199,678 for the year ended December 31, 2012 primarily in tandem with the decrease in revenue. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $636,053 or 22% to $2,259,012 for the year ended December 31, 2013 from $2,895,065 for the year ended December 31, 2012. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the year ended December 31, 2013 as compared to the year ended December 31, 2012. However, the rental cost for our onsite training centers are comparatively stable and fixed, therefore, the cost of revenue for the year ended December 31, 2013 did not decrease proportionately with the decrease in revenue.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013		2012
Online Education	$		$

Revenue		2,168,803		4,539,378
Cost of revenue		5,300,181		7,199,678
Gross profit		-3,131,378		-2,660,300
Gross margin		-144%		-59%

Training Center Revenue

Revenue		4,541,027		7,185,731
Cost of revenue		2,259,012		2,895,065
Gross profit		2,282,015		4,290,666
Gross margin		50%		60%

The gross margin for online education division is negative 144% for the year ended December 31, 2013 as compared with negative 59% for the year ended December 31, 2012. Cost of revenue didn’t decrease as much as revenue primarily because depreciation and amortization expenses and staff costs remained relatively stable.

The gross margin for our training center division decreased to 50% for the year ended December 31, 2013 from 60% for the year ended December 31, 2012 because cost of revenue did not decrease as much as revenue. As part of our growth strategy, we plan to expand our onsite training network in Beijing and other major cities in order to increase our brand awareness and reputation. With the launch of our new training centers, we expect gross margin for our training center division to continue to decrease as the newly established centers may not generate sufficient revenue during the early stage.

Selling Expenses

Selling expenses include advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses increased by $4,401,744 or 76% to $10,217,712 for the year ended December 31, 2013, from $5,815,968 for the year ended December 31, 2012. The increase in selling expenses was mainly due to the increase in advertising and marketing expenses. We incurred advertising and marketing expenses of $7,035,270,an increase of $4,264,282 or 154% from the year ended December 31, 2012, due to increased marketing and sales promoting activities for our newly opened onsite training schools, as well as to rebuild our brand name and reputation. Such activities include advertising through media, online and onsite promotion, handouts, brochures, etc.

Administrative Expenses

Administrative expenses increased by $1,755,520 or 25%, to $8,701,767 for the year ended December 31, 2013, from $6,946,247 for the year ended December 31, 2012. This was mainly due to the increase in research and development expenses relating to the development of the web-based platform, office expenses, and labor costs throughout the period. In the future we expect the administrative expenses to continue to increase because: 1) we will incur maintenance expenses for the web-based platform after it being successfully launched; 2) we will incur expenses associated with the expansion of our onsite training centers for purposes of gaining more market shares. The office and administrative expenses associated with the newly-opened onsite training centers also contributed to the increase in administrative expenses.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other expense was $2,577,860 for the year ended December 31, 2013, an increase of $2,874,408, as compared to net other income of $296,548 for the year ended December 31, 2012. This is mainly due to the significant decrease in interest income as the NIT loan was repaid in March 2013, as well as the increase in impairment expenses for our intangible assets as result of management’s conservative forecast.

Income Taxes

The provision for income tax was nil for the years ended December 31, 2013 and December 31, 2012. In 2013, the applicable income tax rate is 15% for ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Income/Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $24,669,775, or negative return of $2.33 per share basic and diluted, for the year ended December 31, 2013, as compared to net loss of $14,062,604 or negative return of $1.33 per share basic and diluted, for the year ended December 31, 2012.

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

As of December 31, 2013, we had working capital of $55,325,257, a decrease of $8,416,119, or 13% from working capital of $63,741,376 as at December 31, 2012 due to significant net loss from operation. However, we still consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At December 31, 2013, we had cash and cash equivalents of $56,377,154, a decrease of $7,795,763 or 12%, from $64,172,917 at December 31, 2012.

Cash Flow in Operating Activities

Our net cash used in operating activities was $16,258,462 for the year ended December 31, 2013, an increase of $7,975,373 or 96% from $8,283,089 for the year ended December 31, 2012. This increase was due to the increase in net loss from $14,447,027 for the year ended December 31, 2012 to net loss of $25,633,649 for the year ended December 31, 2013.

Cash Flow in Investing Activities

Our cash provided by investing activities was $7,098,505 for the year ended December 31, 2013, an increase of $8,564,766 from cash of $1,466,261 used in investing activities for the year ended December 31, 2012. The increase primarily resulted from the repayment of a loan from NIT, which resulted in cash inflow of approximately $8,072,197.

Cash Flow in Financing Activities

Our cash used in financing activities was $355,177 for the year ended December 31, 2013, as compared to $291,339 for the year ended December 31, 2012. Cash used in financing activities primarily consisted of dividends paid to noncontrolling stockholders.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements.

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

China Education Alliance, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Education Alliance, Inc. and subsidiaries ("the Group") as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Education Alliance, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
March 31, 2014	Certified Public Accountants

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$56,377,154	$64,172,917
Other receivables	262,547	841,003
Prepaid expenses and other current assets	727,708	660,054
Total current assets	57,367,409	65,673,974

Non-current Assets
Note receivable	-	7,935,122
Property and equipment, net	8,251,612	11,349,025
Intangibles and capitalized software, net	5,099,934	9,213,515
Total non-current assets	13,351,546	28,497,662

Total Assets	$70,718,955	$94,171,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,076,625	$1,106,935
Deferred revenue	854,027	646,119
Income tax and other taxes payable	111,500	179,544
Total current liabilities	2,042,152	1,932,598

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of December 31, 2013 and December 31, 2012, respectively; 137,512 and 137,512 shares held in treasury, as of December 31, 2013 and December 31, 2012, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,941,215
Statutory reserve	3,792,161	3,792,161
Retained earnings	11,516,661	36,186,436
Accumulated other comprehensive income	12,705,287	10,322,490
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	67,989,629	90,275,813
Noncontrolling interests in subsidiaries	687,174	1,963,225
Total stockholders' equity	68,676,803	92,239,038

Total Liabilities and Stockholders' Equity	$70,718,955	$94,171,636

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31
	2013	2012

Revenue
Online education revenue	$2,168,803	$4,539,378
Training center revenue	4,541,027	7,185,731
Total revenue	6,709,830	11,725,109

Cost of Revenue
Online education costs	5,300,181	7,199,678
Training center costs	2,259,012	2,895,065
Total cost of revenue	7,559,193	10,094,743

Gross Profit/(Loss)
Online education gross profit/(loss)	(3,131,378)	(2,660,300)
Training center gross profit	2,282,015	4,290,666
Total gross profit/(loss)	(849,363)	1,630,366

Operating Expenses
Selling expenses	10,217,712	5,815,968
Administrative expenses	8,701,767	6,946,247
Depreciation and amortization	3,286,947	3,292,471
Total operating expenses	22,206,426	16,054,686

Loss from operations	(23,055,789)	(14,424,320)

Other Income (Expense)
Other expenses, net	(24,355)	(5,138)
Loss on disposal of property and equipment	(22,859)	(118,581)
Impairment loss on intangible assets	(2,746,622)	(1,447,173)
Interest income	215,976	1,867,440
Total other income/(Expense), net	(2,577,860)	296,548

Net Loss Before Provision for Income Tax	(25,633,649)	(14,127,772)
Income taxes:
Current	-	-
Deferred	-	(319,255)

Net Loss	(25,633,649)	(14,447,027)
Net Loss attributable to the noncontrolling interests	(963,874)	(384,423)
Net Loss - attributable to CEAI and Subsidiaries	$(24,669,775)	$(14,062,604)

Net Loss per common stock-basic and diluted	$(2.33)	$(1.33)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(24,669,775)	$(14,062,604)
Foreign currency translation adjustment	2,382,797	1,054,905

Comprehensive Loss	$(22,286,978)	$(13,007,699)

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(25,633,649)	$(14,447,027)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization - operating expenses	3,286,948	3,292,471
Depreciation and amortization - cost of revenue	2,709,788	2,844,824
Loss on disposal of fixed assets	22,859	118,581
Bad debt written off on other receivables	-	18,969
Impairment loss on intangible assets	2,746,622	1,447,173
Stock based compensation	794	5,109
Net changes in operating assets and liabilities
Prepaid expenses and other receivables	549,542	453,995
Deferred tax assets	-	319,255
Accounts payable and accrued liabilities	(37,798)	(333,639)
Income tax and other taxes payable	(68,044)	(352,710)
Deferred revenue	164,476	(1,650,090)
Net cash used in operating activities	(16,258,462)	(8,283,089)

Cash flows from investing activities
Purchases of property and equipment	(996,551)	(1,489,552)
Loan received back from NIT	8,072,197	-
Proceeds from disposal of property and equipment	22,859	23,291
Net cash (used in) provided by investing activities	7,098,505	(1,466,261)

Cash flows from financing activities
Advance to a stockholder	-	(132,696)
Dividend paid to noncontrolling shareholders	(355,177)	(158,643)
Net cash used in financing activities	(355,177)	(291,339)

Effect of exchange rate changes on cash	1,719,371	616,447

Net increase (decrease) in cash and cash equivalents	(7,795,763)	(9,424,242)

Cash and cash equivalents at beginning of period	64,172,917	73,597,159

Cash and cash equivalents at end of period	$56,377,154	$64,172,917

Supplemental disclosure of cash flow information
Income tax paid	$-	$92,832

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity

	Common stocks	Additional paid- in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Treasury stocks	Total CEAI stockholders' equity	Noncontrolling interest	Total stockholders' equity
	US$	US$	US$	US$	US$	US$	US$	US$	US$

As of December 31, 2012	10,583	40,941,215	3,792,161	36,186,436	10,322,490	(977,072)	90,275,813	1,963,225	92,239,038

Loss for the period				(24,669,775)			(24,669,775)	(963,874)	(25,633,649)

Stock based compensation		794					794		794

Exchange adjustments					2,382,797		2,382,797	42,999	2,425,796

Dividend								(355,176)	(355,176)

As of December 31, 2013	10,583	40,942,009	3,792,161	11,516,661	12,705,287	(977,072)	67,989,629	687,174	68,676,803

China Education Alliance, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2013 and 2012

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

ZHLD’s subsidiary, Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the PRC on July 8, 2005 with a registered capital of RMB0.5 million (approximately $60,788) and is accounted for as a wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZHTC with 1% held in trust by Mr. Xiqun Yu, the Company’s CEO, for the benefit of ZHLD.In December 2013, ZHTC increased its share capital to RMB1 million (approximately $142,412).

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

In connection with the management agreement, the Company entered in to a loan agreement, pursuant to which the Company loaned NIT RMB 50 million (approximately $7,935,122) to build training facilities and NIT would repay the RMB 50 million (approximately $7,935,112) in ten years from the date NIT received the principal. The loan had an annual interest rate of 20% and the interest would be waived by the Company if NIT made all payments under the management agreement in a timely manner. We received 20% annual interest income due each quarter, therefore, the management fee was waived. The loan was secured by the assets of certain guarantors. On March 29, 2013, NIT repaid the loan principal of RMB50 million and accrued interests and the loan agreement was terminated. On the same day, the management agreement with NIT was also terminated.

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

Pursuant to the agreements, the Company purchased 100% of the two schools for an aggregate of RMB 16 million (approximately $2.5 million), and all consideration had been paid up. The Shareholders’ obligations under the agreements are guaranteed by a guarantor who will be jointly and severally liable in the event of a breach by the Shareholders. The acquisition of Changchun Nuoya and Harbin Nuoya was completed by the end of May 2011 and their financial statements had been consolidated with the Company’s financial statements since May 2011. The Company did not foresee that the investment cost in Harbin Nuoya and Changchun Nuoya is recoverable in the near future. As a result, the Company fully impaired its investment in the two schools. As there is little demand for non-English classes at the time being, the Company has suspended the operation of both schools.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The portion of the income applicable to noncontrolling interests in subsidiaries undertakings is reflected in the consolidated statement of operations.

Certain reclassifications have been made to prior period balances on the balance sheet to conform to the presentation for the year ended December 31, 2012. Such reclassifications did not have any effect on results of operations.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of December 31, 2013 and 2012. The Company’s cash at their US banks is in excess of statutorily insured limits at $1,282,348 and $4,525,820, as of December 31, 2013 and 2012, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the years ended December 31, 2013 and 2012, the Company recorded $2,746,622 and $1,447,173, respectively, as impairment loss.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the years ended December 31, 2013 and 2012.

	As of
	December 31, 2013	December 31, 2012
RMB: US$ exchange rate	6.1122	6.3011

	Year ended December 31,
	2013	2012
Average RMB: US$ exchange rate	6.1941	6.3034

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of December 31, 2013 and December 31, 2012 was $ 854,027 and $ 646,119, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the year ended December 31, 2013 and 2012 were $7,035,270 and $2,770,988, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the year ended December 31, 2013 and 2012 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2013, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no deferred tax assets as of December 31, 2013 and 2012.

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

The Company recorded stock-based compensation expenses of $794 and $5,109, respectively, for the year ended December 31, 2013 and 2012.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of December 31, 2013 and 2012, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of December 31, 2013 and 2012, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $1,282,348 and $4,525,820, respectively, in funds in excess of FDIC insured amounts.

For the years ended December 31, 2013 and 2012, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries, ZHTC, Changchun Nuoya and Harbin Nuoya, are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of December 31, 2013 and December 31, 2012, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $34,041,297 and $33,169,873, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	December 31, 2013	December 31, 2012
Cash on Hand -China	$384,189	$38,522
Bank Deposits-China	54,460,617	59,273,602
Bank Deposits-US	1,532,348	4,860,793
	$56,377,154	$64,172,917

6.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	December 31, 2013	December 31, 2012
Prepaid rent	$517,375	$313,981
Prepaid teachers and online material	172,128	213,174
Prepaid services and professional fees	16,349	-
Prepaid advertising	-	104,746
Other prepaid expenses	21,856	28,153
	$727,708	$660,054

7.	Property and equipment, net

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012
Buildings	$1,454,144	$1,410,550
Transportation vehicles	107,547	112,258
Communication equipment	10,353,715	12,949,181
Furniture and fixtures	5,600,492	2,956,701
Leasehold improvement	4,006,759	2,955,891
	21,522,657	20,384,581
Less: Accumulated Depreciation	(13,271,045)	(9,035,556)
Property and Equipment, net	$8,251,612	$11,349,025

For the year ended December 31, 2013 and 2012, depreciation expenses totaled $4,373,308 and $4,304,334, respectively. For the year ended December 31, 2013 and 2012, loss on disposal of fixed assets was $22,859 and $118,581, respectively.

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

The Company did not foresee that the investment cost is recoverable in the near future, and concluded for the group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, the Company conducted the impairment test for intangible assets which resulted in accumulated impairment for the year ended December 31, 2013 is $4,142,169 and $1,447,703 for 2012, respectively.

Intangibles and capitalized software consist of the following:

	December 31, 2013	December 31, 2012
ACCP training course	$824,580	$799,859
BENET training course	57,753	56,023
Usage rights- Job Seekers	490,822	476,107
Usage rights- Learners	327,214	317,405
Others	2,515,352	2,470,238
Domain names	9,677,038	9,446,515
Course materials	547,663	534,040
Student list	809,702	790,083
Teacher list	1,066,476	1,041,949
	16,316,600	15,932,219
Less: Impairments	(4,142,169)	(1,447,703)
Less: accumulated amortization	(7,074,497)	(5,271,001)
Intangible and Capitalized Software, net	$5,099,934	$9,213,515

For the years ended December 31, 2013 and 2012, amortization expenses were $1,623,428 and $1,832,961, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,
2014	$860,632
2015	823,981
2016	728,042
2017	632,301
2018	632,301
$3,677,257

9.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2013	December 31, 2012
Accounts payable	$-	$3,968
Accrued payroll	108,492	195,880
Accrued expenses	153,162	148,561
Other payables	814,971	758,526
	$1,076,625	$1,106,935

10.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of December 31, 2013 and 2012, the Company had deferred revenue of $ 854,027 and $646,119, respectively.

11.	Stockholders’ Equity

The Company had no significant equity transactions during the years ended December 31, 2013and 2012.

12.	Warrants and options

Stock Options

During the year ended December 31, 2013 and 2012, the Company did not issue any stock options. The total stock based compensation was $794 and $5,109 respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of December 31, 2013, there were options to acquire 52,667 shares of common stock with a weighted average exercise price of $2.67 and a weighted average remaining life of 0.35 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period of 0.35years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of December 31, 2013, there was no unrecognized compensation expense related to stock options. The intrinsic value for exercisable options as of December 31, 2013 is $0 because the market price is lower than exercise price.

Stock option activity for the year ended December 31, 2013 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2012	52,667	$2.67
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of December 31, 2013	52,667	$2.67
Exercisable and vested as of December 31, 2013	52,667	$2.67

The following table summarizes the Company’s stock options outstanding at December 31, 2013.

Weighted average exercise price	Outstanding December 31, 2013	Weighted average remaining life in years	Number exercisable
$2.67	52,667	0.35	52,667
	52,667		52,667

13.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the years ended December 31, 2013 and 2012, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Years ended December 31,
	2013	2012
Net loss to common shareholders	$(24,669,775)	$(14,062,604)
Weighted average shares outstanding - basic	10,582,530	10,582,530

Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(2.33)	$(1.33)

During the years ended December 31, 2013 and 2012, options to purchase 52,667 and 52,667 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

14.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2013 and 2012 were $94,052 and $77,379, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has 31 office leases and training center leases which expire at various dates from February 2014 through June 2018. The Company recorded an aggregate of $1,680,150 and $1,347,032, as rent expenses for the years ended December 31, 2013 and 2012, respectively. Rental commitments as of December 31, 2013 are as follows:

Years ending December 31,
2014	$1,213,520
2015	923,980
2016	369,816
2017	103,570
2018	990
$2,611,876

15.	Operating Risk

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

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The public welfare fund no longer requires the Company to contribute, but the Company can’t dissolve it. As of December 31, 2007, the Company appropriated 50% of its registered capital to statutory reserve for Heilongjiang Zhonghe Education Training Center, and has not contributed additional funds to this subsidiary statutory surplus reserve, as they are in compliance with all applicable PRC rules. The Company’s other subsidiary has not reached their maximum contribution required for their statutory reserve; accordingly contributions were made for the year ended December 31, 2013. For the years ended December 31, 2013and 2012, statutory reserves activity is as follows:

	Harbin Zhong He Li Da Education Technology, Inc	Heilongjiang Zhonghe Education Training Center	Total
Balance – January 1, 2012	$3,510,294	$281,867	$3,792,161
Allocations to Statutory reserves	-	-	-
Balance – December 31, 2012	3,510,294	281,867	3,792,161
Allocations to Statutory reserves	-	-	-
Balance – December 31, 2013	$3,510,294	$281,867	$3,792,161

17.	Related Party Transactions

As of December 31, 2013 and 2012, the Company owed a related party $689,720 and $686,501, respectively.

18.	Income Taxes

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

In the years ended December 31, 2013and 2012, ZHLD continues being qualified as a technology and software entity, and is entitled to a 15% statutory PRC enterprise income tax rate. The Company’s subsidiaries, ZHTC, TL, Harbin Nuoya, Changchun Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempted from PRC taxation, as these subsidiaries operate a business enterprise engaged in educational opportunities. The Company’s other subsidiaries; BHYHZ, ZHLDBJ, ZHLDIT, HYPX and Beijing Xicheng District Hua Yu Pin Xue Training School are taxed at the PRC statutory rate (25%), and have incurred operating losses during the year.

The components of income (loss) before income tax consist of approximately following:

	Year Ended December 31,
	2013	2012
U.S Operations	$(1,302,000)	$(1,200,000)
Chinese Operations	(24,332,000)	(12,928,000)
	$(25,634,000)	$(14,128,000)

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2013	2012
Income tax (benefit) provision at Federal statutory rate	$(7,589,000)	$(4,945,000)
State income taxes, net of Federal benefit	(976,000)	(636,000)
U.S. tax rate in excess of foreign tax rate	3,159,000	2,004,000
Increase in valuation allowance	5,406,000	3,577,000
Tax provision	$-	$-

The Company has a U.S net operating loss carryforward of approximately $8,400,000 as of December 31, 2013 which will expire through 2030. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005.

The deferred tax asset of approximately $3,318,000 associated with these net operating loss carryforwards was fully reserved as of December 31, 2012.

Deferred income tax for 2013 and 2012 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws.

The approximately tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Tax loss carried forward	$6,807,000	$3,318,000
Valuation allowance	(6,807,000)	(3,318,000)
Total non-current deferred tax assets	$-	$-

19. Subsequent Events

As of March 31, 2014, there is no subsequent event to be disclosed.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2013. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer. Based on our evaluation, we determined that, as of December 31, 2013, our internal control over financial reporting was effective.

In order to improve the efficiency of our internal control over financial reporting, we have taken and are implementing the following measures:

•	We have established and maintained an audit committee to oversee our accounting and financial reporting; We continuously evaluated the independence and competency of the members in audit committee;
•	We are continuously evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in the PRC who test and monitor the implementation of our accounting and internal control procedures;
•	We are continuously reviewing and improving the documentation of our internal control procedures and policies; and
•	We provided training to our employees in the PRC to ensure that the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and provided additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

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

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this Annual Report. All of our officers and directors are reside of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Xiqun Yu	46	Chairman of the board, Chief Executive Officer, and President
Cloris Li	32	Chief Financial Officer
Xiaohua Gu [1,2,3]	40	Director
Liansheng Zhang [1,2,3]	72	Director

1	Member of the audit committee.

2	Member of the compensation committee.

3	Member of the nominating committee.

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

Committees of the Board of Directors

Our board of directors has three committees, the audit committee, the compensation committee and the nominating committee. The audit committee and compensation committee were established in October 2007, and the nominating committee was established in June 2009. Prior to October 2007, our entire board of directors acted as the audit and compensation committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements.

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

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The members of the compensation committee currently are Liansheng Zhang (Chairman) and Xiaohua Gu. The members of our compensation committee or their affiliates did not provide additional service to the Company or its affiliates in an amount in excess of $120,000 during the Company’s fiscal year ended December 31, 2013.

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

The board and its committees held the following number of meetings during the fiscal year of 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2013, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to China Education Alliance, Inc. and its subsidiaries in the fiscal years ended December 31, 2013 and 2012 in their capacity as such officers.  Mr. Xiqun Yu, our chief executive officer and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

							Change in
							Pension
							Value and
						Non-equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal	Fiscal		Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	Salary ($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Xiqun Yu	2013	34,900	—	—	—	—	—	—	34,900
Chief
Executive Officer (principal executive officer)(1)	2012	34,267	—	—	—	—	—	—	34,267

Cloris Li Chief	2013	120,000	—	—	—	—	—	—	120,000
Financial Officer (principal financial officer) (2)	2012	120,000	—	—	—	—	—	—	120,000

(1)	Mr. Yu is entitle to an annual salary of RMB 216,000 (approximately $34,267) for his services serving as Chief Executive Officer of the Company. He does not receive any compensation for his services on the board of directors.

(2)	Ms. Cloris Li joined us as our Chief Financial Officer on November 28, 2011.

Outstanding Equity Awards at 2013 Fiscal Year End

As of December 31, 2013, no options were exercised, and options to purchase 52,667 shares of the Company’s common stock were outstanding.

Outstanding Equity Awards at Fiscal Year-End December 31, 2013

Option/Stock Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Zhang Yizhao	20,000	-	-	2.67	5/9/2014	-	-	-	-
Hongbo Ma	1,000	-	-	2.67	5/9/2014	-	-	-	-
Jianfeng Cheng	1,000	-	-	2.67	5/9/2014	-	-	-	-
Liancheng Wei	1,000	-	-	2.67	5/9/2014	-	-	-	-
Lianshuang Li	1,000	-	-	2.67	5/9/2014	-	-	-	-
LixiaXiu	1,000	-	-	2.67	5/9/2014	-	-	-	-
MingmingBai	10,000	-	-	2.67	5/9/2014	-	-	-	-
Quanxi Wang	1,000	-	-	2.67	5/9/2014	-	-	-	-
Tao Wang	3,333	-	-	2.67	5/9/2014	-	-	-	-
Xiaofei Qi	1,667	-	-	2.67	5/9/2014	-	-	-	-
Xiuli Han	10,000	-	-	2.67	5/9/2014	-	-	-	-
Xinghai Zhao	1,667	-	-	2.67	5/9/2014	-	-	-	-
Total	52,667	-

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

On November 28, 2011, Ms. Cloris Li was appointed our Chief Financial Officer. Ms. Li’s compensation as Chief Financial Officer is set forth in an employment agreement between Ms. Li and the Company dated November 30, 2011. Pursuant to the agreement, Ms. Li is to receive an annual salary of $120,000 for her services as Chief Financial Officer. Ms. Li’s employment agreement continues on a year-to-year basis unless terminated by either party on not less than thirty day notice.

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

Board Compensation

The following table sets forth the compensation received by our directors in fiscal year of 2013 in their capacity as directors:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 28, 2014.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address	Owned (1)	Shares (1)
5% Shareholder
Zesiger Capital Group LLC
460 Park Avenue,
22nd Floor
New York, NY 10022 (2)	727,400	6.87%
	-	-
Executive Officers and Directors
Xiqun Yu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090 (3)	4,327,779	40.90%

Cloris Li 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	0	0

Liansheng Zhang (4) 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	3,334	*

Xiaohua Gu 58 Heng Shan Rd.Kun Lun Shopping Mall Harbin, PRC150090	0	0
Officers and Directors as a group (four individuals)	4,331,113	40.93%

*Represents less than 1%

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 28, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 28, 2014 (10,582,530), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Clients for whom Zesiger Capital Group LLC (“ZCG”) acts as investment adviser may withdraw dividends or the proceeds of sales from the accounts managed by ZCG. No single client account owns more than 5% of the class of securities.

(3)	The shares beneficially owned by Xiqun Yu include (a) 4,227,779 shares of common stock directly owned by Xiqun Yu, and (b) an option granted by the Company on June 18, 2009, to purchase 100,000 shares of the Company’s common stock in three equal installments, the first being vested on the date of the grant, and additional installments being vested on the first and second anniversaries of the date of the grant.

(4)	Liansheng Zhang was granted an option to purchase 3,334 shares of the common stock of the Company on June 18, 2009. The option shall become exercisable during the term of the Liansheng Zhang's employment in three equal annual installments of 1,111 shares of common stock each (save for the last installment of 1,112 shares), the first installment to be exercisable on the date of this option, with additional installments becoming exercisable on each of the first and second anniversaries following the date of the option.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

As of December 31, 2013 and 2012, the Company owed a related party $689,720 and $686,501, respectively.

Independent Directors

Our Board of Directors is currently comprised of a majority of independent directors, as such term is defined in our Corporate Governance Guidelines which is available on our website at http://www.chinaeducationalliance.com/Corporate.jsp., and the independent directors are Xiaohua Gu and Liansheng Zhang.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We incurred approximately $132,000 and $120,000 for professional services rendered by our registered independent public accounting firm, Albert Wong & Co., for the integrated audit of the Company for fiscal years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2013 and 2012.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2013 and 2012.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2013 and 2012.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.2	Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4	Articles of Share Exchange of China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on September 26, 2011 is incorporated herein by reference to Exhibit 3.6 to the Form 10-K filed with the SEC on April 16, 2012.

3.7	Bylaws of China Education Alliance, Inc. are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).

3.8	Amendment to Bylaws of China Education Alliance, Inc. is incorporated herein by reference to the Form 8-K filed with the SEC on January 14, 2013.

4.1	China Education Alliance, Inc. 2009 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on June 19, 2009.

4.2	China Education Alliance, Inc. 2011 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Form S-8 filed with the SEC on July 1, 2011.

10. 1	Employment Agreement dated August 9, 2012 between China Education Alliance, Inc. and Xiqun Yu is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

10.2	Employment Agreement dated as of November 30, 2011 between Cloris Li and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 30, 2011.

10.3	Translation of Appointment Agreement between the Company and Xiaohua Gu, dated June 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 30, 2011.

10.4	Share Transfer Agreement dated March 14, 2011 between the shareholder of Harbin Tianlang Culture and Education School and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2011.

10.5	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Changchun City Chaoyang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 31, 2011.

10.6	Translation of Share Transfer Agreement, dated May 31, 2011, between the Company and the shareholder of Harbin City Nangang District Nuoya Foreign Languages School is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 31, 2011.

10.7	Lease Agreement, dated March 16, 2009, between Harbin Tianlang Culture and Education School and Harbin ZhongTianHengJi Real Estate Consulting Firmis incorporated herein by reference to Exhibit 10.35 to the Form 10-K filed with the SEC on April 16, 2012.

10.8	Lease Agreement, dated May 15, 2011, between Harbin City Nangang District Nuoya Foreign Languages School and Harbin Gong Da Yang Guang Property Management Co., Ltd is incorporated herein by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on April 16, 2012.

10.9

Lease Agreement, dated September 7, 2010, between Harbin Zhong He Li Da Education Technology, Inc., and China Overseas Plaza Property Co., Ltd. is incorporated herein by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on April 16, 2012.

10.10

China Education Cloud Platform (Souzhi) Development Agreement, dated April 10, 2012, by and between Harbin Zhong He Li Da Education Technology, Inc. and Beijing Qianpinbaihui Science and Technology Development Co., Ltd. is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

10.11	China Education Cloud Platform (Xuezhi) Development Agreement, dated March 1, 2012, by and between Harbin Zhong He Li Da Education Technology, Inc. and Beijing Jinkeruida Technology Co., Ltd. is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer	March 31, 2014
Xiqun Yu	Chairman of the Board of Directors
and Director (Principal Executive Officer)

/s/ Cloris Li	Chief Financial Officer	March 31, 2014
Cloris Li	(Principal Financial and Accounting Officer)

/s/ Xiaohua Gu	Director	March 31, 2014
Xiaohua Gu

/s/ Liansheng Zhang	Director	March 31, 2014
Liansheng Zhang

