Form 10-Q
period 2014-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2014-05-15
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2014, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$51,015,598	$56,377,154
Accounts receivable	452,938	-
Other receivables	509,568	262,547
Prepaid expenses and other current assets	692,874	727,708
Total current assets	52,670,978	57,367,409

Non-current Assets
Property and equipment, net	7,492,741	8,251,612
Intangibles and capitalized software, net	4,844,055	5,099,934
Total non-current assets	12,336,796	13,351,546

Total Assets	$65,007,774	$70,718,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,659,741	$1,076,625
Deferred revenue	1,068,968	854,027
Income tax and other taxes payable	164,540	111,500
Total current liabilities	2,893,249	2,042,152

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of March 31, 2014 and December 31, 2013, respectively; 137,512 and 137,512 shares held in treasury, as of March 31, 2014 and December 31, 2013, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,942,009
Statutory reserve	3,792,161	3,792,161
Retained earnings	5,539,596	11,516,661
Accumulated other comprehensive income	12,193,196	12,705,287
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	61,500,473	67,989,629
Noncontrolling interests in subsidiaries	614,052	687,174
Total stockholders' equity	62,114,525	68,676,803

Total Liabilities and Stockholders' Equity	$65,007,774	$70,718,955

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2014	2013

Revenue
Online education revenue	$127,264	$626,711
Training center revenue	597,430	1,815,821
Total revenue	724,694	2,442,532

Cost of Revenue
Online education costs	1,034,869	1,354,321
Training center costs	397,525	716,845
Total cost of revenue	1,432,394	2,071,166

Gross Profit/(Loss)
Online education gross loss	(907,605)	(727,610)
Training center gross profit	199,905	1,098,976
Total gross profit/(loss)	(707,700)	371,366

Operating Expenses
Selling expenses	1,210,448	1,099,502
Administrative expenses	3,702,847	1,649,961
Depreciation and amortization	492,196	808,372
Total operating expenses	5,405,491	3,557,835

Loss from operations	(6,113,191)	(3,186,469)

Other Income (Expenses)
Other income(expenses), net	28,056	(1,717)
Loss on disposal of property and equipment	(5,453)	(2,769)
Impairment loss on intangible assets	-	(606,032)
Interest income	45,586	51,716
Total other Income / (Expenses), net	68,189	(558,802)

Net Loss Before Provision for Income Tax	(6,045,002)	(3,745,271)
Income taxes:
Current	-	-
Deferred	-	-

Net Loss	(6,045,002)	(3,745,271)
Net Loss attributable to the noncontrolling interests	(67,937)	(42,252)
Net Loss - attributable to CEAI and Subsidiaries	$(5,977,065)	$(3,703,019)

Net Loss per common stock-basic and diluted	$(0.56)	$(0.35)
Diluted Earnings Per Share	$(0.56)	$(0.35)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(5,977,065)	$(3,703,019)
Foreign currency translation adjustment	(512,091)	517,565

Comprehensive Loss	$(6,489,156)	$(3,185,454)

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(6,045,002)	$(3,745,271)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization - operating expenses	492,196	808,372
Depreciation and amortization - cost of revenue	439,684	724,895
Loss on disposal of fixed assets	5,453	2,769
Bad debt written off on other receivables	-	-
Impairment loss on intangible assets	-	606,032
Stock based compensation	-	595
Net changes in operating assets and liabilities
Accounts receivable	(450,678)	(76,471)
Prepaid expenses and other receivables	(219,159)	636,015
Deferred tax assets	-	-
Accounts payable and accrued liabilities	587,796	(27,153)
Income tax and other taxes payable	53,040	(54,690)
Deferred revenue	220,901	171,183
Net cash used in operating activities	(4,915,769)	(953,724)

Cash flows from investing activities
Purchases of property and equipment	(3,527)	(11,520)
Loan received back from NIT	-	7,965,715
Proceeds from disposal of property and equipment	752	255
Net cash (used in) provided by investing activities	(2,775)	7,954,450

Cash flows from financing activities
Advance to a stockholder	-	196,151
Dividend paid to noncontrolling shareholders	-	(305,883)
Net cash used in financing activities	-	(109,732)

Effect of exchange rate changes on cash	(443,012)	283,112

Net increase (decrease) in cash and cash equivalents	(5,361,556)	7,174,106

Cash and cash equivalents at beginning of period	56,377,154	64,172,917

Cash and cash equivalents at end of period	$51,015,598	$71,347,023

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

On September 15, 2004, ABC Realty Co. entered into a Plan of Exchange with ZHLD and Duane C. Bennett, the former Chairman of ABC Realty Co., pursuant to which the shareholders of ZHLD exchanged all of their registered capital of $60,386 for 18,333,334 shares of common stock of the Company, or approximately 95% of the Company’s then issued and outstanding common stock. On November 17, 2004, the Company changed its name to China Education Alliance, Inc. On December 13, 2004, the Company consummated the Plan of Exchange with ZHLD and ZHLD’s shareholders. As a result of the Plan of Exchange, the transaction was treated for accounting purposes as a recapitalization of ZHLD.

ZHLD is a technology company engaged in the online education industry in the PRC. Its mission is to promote online exam preparation services in the PRC, to improve the efficiency and effectiveness of elementary education, secondary education, vocational education, skill education, continuing education, and professional training programs, and to integrate with the international education system.

ZHLD’s subsidiary, Heilongjiang Zhonghe Education Training Center (“ZHTC”) was registered in the PRC on July 8, 2005 with a registered capital of RMB0.5 million (approximately $60,788) and is accounted for as a wholly owned subsidiary of ZHLD. ZHLD owns 99% of ZHTC with 1% held in trust by Mr. Xiqun Yu, the Company’s CEO, for the benefit of ZHLD. In December 2013, ZHTC increased its share capital to RMB1 million (approximately $142,412).

ZHLD also owns 70% of the equity interests of Beijing Hua Yu Hui Zhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. At the time of its organization, we transferred a 30% interest in this subsidiary to the National Vocational Education Association of China, a non-profit, quasi-government entity, for no consideration to enable us to work with the Association’s network to expand our business.

On January 4, 2009, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of RMB500,000 (approximately $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has entrusted Mr. Xiqun Yu to hold 20% of its equity interest of ZHLDBJ on its behalf. ZHLDBJ will be involved in the vocational training business, which includes IT engineering, and accounting training. In February 2010, the Company, through ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed its name to Beijing Hua Yu Pin Xue Education Technology Co., Ltd ("HYPX"). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX without any consideration, and entrusted Mr. Xiqun Yu to hold the 35% equity interest on behalf of ZHLD. In November 2011, HYPX increased its share capital to RMB2 million (approximately $298,567). In January 2012, due to changes in government regulations, the Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. In 2012, HYPX established a wholly owned school - Beijing Xicheng District Hua Yu Pin Xue Training School, and together with a previously established wholly owned subsidiary of the Company - Beijing Shifanxuezhitang Information Science Institute, established the Company’s new brand image and reputation in several districts in Beijing. HYPX focuses on expansion of our training centers in Beijing, as well as developing extensive marketing strategy to establish new markets in other main cities.

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

In connection with the management agreement, the Company entered in to a loan agreement, pursuant to which the Company loaned NIT RMB 50 million (approximately $7,935,122) to build training facilities and NIT would repay the RMB 50 million (approximately $7,935,112) in ten years from the date NIT received the principal. The loan had an annual interest rate of 20% and the Company would waive the interest if NIT made all payments under the management agreement in a timely manner. We received 20% annual interest income due each quarter, therefore, the management fee was waived. The assets of certain guarantors secured the loan. On March 29, 2013, NIT repaid the loan principal of RMB50 million and accrued interests and the loan agreement was terminated. On the same day, the management agreement with NIT was also terminated.

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

The consolidated interim financial information as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, its consolidated results of operations and cash flows for the Three-month periods ended March 31, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of March 31, 2014 and December 31, 2013. The Company’s cash at their US banks is in excess of statutorily insured limits at $1,155,051 and $1,282,348, as of March 31, 2014 and December 31, 2013, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the three months ended March 31, 2014 and 2013, the Company recorded $0 and $606,032, respectively, as impairment loss.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended March 31, 2014 and 2013.

	As of
	March 31, 2014	December 31, 2013
RMB: US$ exchange rate	6.1632	6.1122

	Three months ended March 31,
	2014	2013
Average RMB: US$ exchange rate	6.1177	6.2769

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of March 31, 2014 and December 31, 2013 was $1,068,968 and $854,027, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the quarters ended March 31, 2014 and 2013 were $434,346 and $456,784, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the quarter ended March 31, 2014 and 2013are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2014, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no deferred tax assets as of March 31, 2014 and December 31, 2013.

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

The Company recorded stock-based compensation expenses of $0 and $595, respectively, for the quarters ended March 31, 2014 and 2013.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of March 31, 2014 and December 31, 2013, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of March 31, 2014 and December 31, 2013, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $1,155,051 and $1,282,348, respectively, in funds in excess of FDIC insured amounts.

For the quarters ended March 31, 2014 and 2013, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries, ZHTC, Changchun Nuoya and Harbin Nuoya, are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of March 31, 2014 and December 31, 2013, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $33,504,304 and $34,041,297, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Cash on Hand -China	$395,336	$384,189
Bank Deposits-China	49,215,211	54,460,617
Bank Deposits-US	1,405,051	1,532,348
	$51,015,598	$56,377,154

6.	Other Receivables

Other receivable consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Deposits	$349,142	$257,061
Borrowings to Staff	10,913	5,486
Others	149,513	-
	$509,568	$262,547

7.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Prepaid rent	$441,336	$517,375
Prepaid teachers and online material	192,545	172,128
Prepaid services and professional fees	1,082	16,349
Other prepaid expenses	57,911	21,856
	$692,874	$727,708

8.	Property and equipment, net

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Buildings	$1,442,111	$1,454,144
Transportation vehicles	106,657	107,547
Communication equipment	10,149,594	10,353,715
Furniture and fixtures	5,557,649	5,600,492
Leasehold improvement	3,973,602	4,006,759
	21,229,613	21,522,657
Less: Accumulated Depreciation	(13,736,872)	(13,271,045)
Property and Equipment, net	$7,492,741	$8,251,612

For the quarters ended March 31, 2014 and 2013, depreciation expenses totaled $716,613 and $1,111,495, respectively. For the quarter ended March 31, 2014 and 2013, loss on disposal of fixed assets was $5,453 and $2,769, respectively.

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

The Company did not foresee that the investment cost is recoverable in the near future, and concluded for the group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, the Company conducted the impairment test for intangible assets which resulted in impairment expenses of $0 and $606,032 for the quarters ended March 31, 2014 and 2013, respectively.

Intangibles and capitalized software consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
ACCP training course	$817,757	$824,580
BENET training course	57,275	57,753
Usage rights- Job Seekers	486,760	490,822
Usage rights- Learners	324,507	327,214
Others	2,502,901	2,515,352
Domain names	9,613,408	9,677,038
Course materials	543,902	547,663
Student list	804,286	809,702
Teacher list	1,059,707	1,066,476
	16,210,503	16,316,600
Less: Impairments	(4,132,693)	(4,142,169)
Less: accumulated amortization	(7,233,755)	(7,074,497)
Intangible and Capitalized Software, net	$4,844,055	$5,099,934

For the quarters ended March 31, 2014 and 2013, amortization expenses were $215,267 and $421,772, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,

2014	$796,599

2015	817,162

2016	722,018

2017	627,069

2018	627,069

$3,589,917

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Accounts payable	$975,668	$-
Accrued payroll	114,675	108,492
Accrued expenses	153,673	153,162
Other payables	415,725	814,971
	$1,659,741	$1,076,625

11.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of March 31, 2014 and December 31, 2013, the Company had deferred revenue of $1,068,968 and $854,027, respectively.

12.	Stockholders’ Equity

The Company had no significant equity transactions during the quarter ended March 31, 2014.

13.	Warrants and options

Stock Options

During the quarters ended March 31, 2014 and 2013, the Company did not issue any stock options. The total stock based compensation was $0 and $595 respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of March 31, 2013, there were options to acquire 52,667 shares of common stock with a weighted average exercise price of $2.67 and a weighted average remaining life of 0.35 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period of 0.1 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. As of March 31, 2014, there was no unrecognized compensation expense related to stock options. The intrinsic value for exercisable options as of March 31, 2014 is $0 because the market price is lower than exercise price.

Stock option activity for the quarter ended March 31, 2014 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2013	52,667	$2.67
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	-	-
Outstanding as of March 31, 2014	52,667	$2.67
Exercisable and vested as of March 31, 2014	52,667	$2.67

The following table summarizes the Company’s stock options outstanding at March 31, 2014.

Weighted average exercise price	Outstanding March 31, 2014	Weighted average remaining life in years	Number exercisable
$2.67	52,667	0.1	52,667
	52,667		52,667

14.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the quarters ended March 31, 2014 and 2013, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Quarters ended March 31,
	2014	2013
Net loss to common shareholders	$(5,977,065)	$(3,703,019)
Weighted average shares outstanding - basic	10,582,530	10,582,530

Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(0.56)	$(0.35)

During the quarters ended March 31, 2014 and 2013, options to purchase 52,667 and 52,667 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

15.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the quarters ended March 31, 2014 and 2013 were $29,413 and $37,255, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has office leases and training center leases which expire at various dates from April 2014 through June 2018. The Company recorded an aggregate of $394,478 and $311,706, as rent expenses for the quarters ended March 31, 2014 and 2013, respectively. Rental commitments as of March 31, 2014 are as follows:

Years ending December 31,
2014	$1,031,777

2015	1,142,903

2016	720,227

2017	489,781

2018	442,767

$3,827,455

16.	Operating Risk

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

For the quarter ended March 31, 2014, the Company made a transaction amounting to $960,503 with a related party. As a result, as of March 31, 2014, the Company had receivables amounting to $431,479 from this related party. As of December 31, 2013, the Company owed a related party $689,720.

18.	Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

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

Results of Operations

Quarters Ended March 31, 2014 and 2013

The following table sets forth information from our statements of operations for the quarters ended March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue	$724,694	100.00%	$2,442,532	100.00%
Cost of revenue	1,432,394	197.66%	2,071,166	84.80%
Gross (Loss) / Profit	(707,700)	-97.66%	371,366	15.20%
Other Income / (Loss)	68,189	9.41%	(558,802)	-22.88%
Loss from operations	(6,113,191)	-843.55%	(3,186,469)	-130.46%
Net Loss before provision for income tax	(6,045,002)	-834.15%	(3,745,271)	-153.34%
Provision for income taxes	-	0.00%	-	0.00%
Net Loss attributable to CEAI and Subsidiaries	(5,977,065)	-824.77%	(3,703,019)	-151.61%
Net Loss	(6,045,002)	-834.15%	(3,745,271)	-153.34%

Revenue

Revenue for the quarter ended March 31, 2014 decreased by $1,717,838, or 70%, to $724,694 from $2,442,532 for the quarter ended March 31, 2013.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $499,447, or 80%, to $127,264, for the quarter ended March 31, 2014 from $626,711 for the quarter ended March 31, 2013.

Revenue from the training center division is comprised of tuition from examination-orientated after school training classes, language training classes, vocational training classes etc. Revenue generated by the training center division decreased by $1,218,391, or 67% to $597,430 for the quarter ended March 31, 2014 from $1,815,821 for the quarter ended March 31, 2013.

The decline in revenue for the quarter ended March 31, 2014 was a result of decline in revenue across all of our business. We believe revenue was affected by external factors including slowdown in economic growth within the PRC, untruthful allegations about our businesses, and increased competition. These factors contributed to the continuous decline in interest of existing and new students, which resulted in decrease in student enrollments and led to a decline in revenue as compared to the quarter ended March 31, 2013. We expect to improve the performance of our online education division in the future by providing students with more competitive, up-to-date study materials and easy access. We have contracted technology companies and hired our own professional IT technicians to design and build a new web-based platform, aiming to provide the long-distance teaching services encompassing online community system and online teaching management system. The platform is in the final testing stage and will be launched in the near future. Also, we will continue to implement the new strategic business development plan for 2014, which targets to optimize the operation of existing training centers while seeking good opportunities to expand our market share. As such, we predict that our revenue will gradually recover after we launch the new web-based platform and set up more training centers.

Cost of Revenue

Our overall cost of revenue decreased by $638,772 or 31% to $1,432,394 for the quarter ended March 31, 2014, from $2,071,166 for the quarter ended March 31, 2013.

Cost of revenue for the online education business comprises cost of obtaining new materials to offer students, depreciation related to computer equipment, amortization related to software, and direct labor cost. Direct labor cost in connection with the maintenance and operation of our websites are fixed costs whereas the costs for purchase of materials and deprecation of equipment and software are variable costs. While the direct labor cost usually stays stable, the costs for purchase of materials and depreciation of equipment and software vary as we purchase new materials, equipment and software. The cost of revenue for the purchase of new materials, equipment and software does not directly correlate with revenue. We constantly have to invest in and update our content to be competitive and current in spite of falling revenue in the online education business.

The cost of revenue for the online education division decreased by $319,452 or 24% to $1,034,869 for the quarter ended March 31, 2014, from $1,354,321 for the quarter ended March 31, 2013. The decrease was primarily due to the decrease in purchase of study materials and decrease in depreciation costs resulting from decreased expenditure on fixed assets. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $319,320 or 45% to $397,525 for the quarter ended March 31, 2014 from $716,845 for the quarter ended March 31, 2013. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013. However, the rental cost for our onsite training centers are comparatively stable and fixed, therefore, the cost of revenue for the quarter ended March 31, 2014 did not decrease proportionately with the decrease in revenue.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the quarters ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	127,264	626,711
Cost of revenue	1,034,869	1,354,321
Gross profit	-907,605	-727,610
Gross margin	-713%	-116%

Training Center Revenue

Revenue	597,430	1,815,821
Cost of revenue	397,525	716,845
Gross profit	199,905	1,098,976
Gross margin	33%	61%

The gross margin for online education division is negative 713% for the quarter ended March 31, 2014 as compared with negative 116% for the quarter ended March 31, 2013. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue did not decrease proportionately.

The gross margin for our training center division decreased to 33% for the quarter ended March 31, 2014 from 61% for the quarter ended March 31, 2013 because cost of revenue did not decrease as much as revenue due to reasons discussed above. As part of our growth strategy, we plan to expand our onsite training network in Beijing and other major cities in order to increase our brand awareness and reputation. With the launch of our new training centers, we expect gross margin for our training center division to continue to decrease as the newly established centers may not generate sufficient revenue during the early stage.

Selling Expenses

Selling expenses include advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses increased by $110,946 or 10% to $1,210,448 for the quarter ended March 31, 2014, from $1,099,502 for the quarter ended March 31, 2013. The increase in selling expenses was mainly due to the increase in labor costs as a result of increase in the average employee salary and increase in the number of sales and marketing personnel in our onsite education segment. During the quarter ended March 31, 2014, we continue to engage in marketing and sales promoting activities for our newly opened onsite training schools, as well as to rebuild our brand name and reputation, through advertising via media, online and onsite promotion, handouts, brochures, etc.

Administrative Expenses

Administrative expenses increased by $2,052,886 or 124%, to $3,702,847 for the quarter ended March 31, 2014, from $1,649,961 for the quarter ended March 31, 2013. This was mainly due to the research and development expenses relating to the development of the web-based platform, office expenses, and labor costs throughout the period. In the future we expect the administrative expenses to continue to increase because: 1) we will incur maintenance expenses for the web-based platform after it being successfully launched; 2) we will incur expenses associated with the expansion of our onsite training centers for purposes of gaining more market shares. The office and administrative expenses associated with the newly-opened onsite training centers also contributed to the increase in administrative expenses.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other income was $68,189 for the quarter ended March 31, 2014, an increase of $626,991, as compared to net other expense of $558,802 for the quarter ended March 31, 2013. This is mainly due to no impairment expenses in the quarter ended March 31, 2014, as compared with impairment expense of $606,032 in the quarter ended March 31, 2013.

Income Taxes

The provision for income tax was nil for the quarters ended March 31, 2014 and 2013. In 2014, the applicable income tax rate is 15% for ZHLD, as ZHLD had been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Income/Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $5,977,065, or negative return of $0.56 per share basic and diluted, for the quarter ended March 31, 2014, as compared to net loss of $3,703,019 or negative return of $0.35 per share basic and diluted, for the quarter ended March 31, 2013.

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

As of March 31, 2014, we had working capital of $49,777,729, a decrease of $5,547,529, or 10% from working capital of $55,325,257 as at December 31, 2013 due to significant net loss from operation. However, we still consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At March 31, 2014, we had cash and cash equivalents of $51,015,598, a decrease of $5,361,556 or 10%, from $56,377,154 at December 31, 2013.

Cash Flow in Operating Activities

Our net cash used in operating activities was $4,915,769 for the quarter ended March 31, 2014, an increase of $3,962,045 or 415% from $953,724 for the quarter ended March 31, 2013. This increase was due to the increase in net loss from $3,745,271 for the quarter ended March 31, 2013 to net loss of $6,045,002 for the quarter ended March 31, 2014.

Cash Flow in Investing Activities

Our cash used by investing activities was $2,775 for the quarter ended March 31, 2014, as compared with cash of $7,954,450 provided by investing activities for the quarter ended March 31, 2013. The change primarily resulted from the repayment of a loan from NIT, which resulted in cash inflow of approximately $7,965,715.

Cash Flow in Financing Activities

Our cash used in financing activities was $0 for the quarter ended March 31, 2014, as compared to $109,732 for the quarter ended March 31, 2013. Cash used in financing activities primarily consisted of dividends paid to noncontrolling stockholders.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2014. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA EDUCATION ALLIANCE, INC.

Date: May 15, 2014	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)

