Form 10-Q
period 2014-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2014-08-14
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

86-451-8233-5794
(Registrant’s telephone number,including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2014, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$42,589,275	$56,377,154
Accounts receivable	22,724	-
Other receivables	581,304	262,547
Prepaid expenses and other current assets	703,954	727,708
Total current assets	43,897,257	57,367,409

Non-current Assets
Property and equipment, net	7,939,425	8,251,612
Intangibles and capitalized software, net	4,635,416	5,099,934
Total non-current assets	12,574,841	13,351,546

Total Assets	$56,472,098	$70,718,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$435,365	$1,076,625
Deferred revenue	1,172,637	854,027
Income tax and other taxes payable	218,348	111,500
Total current liabilities	1,826,350	2,042,152

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of June30, 2014 and December 31, 2013, respectively; 137,512 and 137,512 shares held in treasury, as of June30, 2014 and December 31, 2013, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,942,009
Statutory reserve	3,792,161	3,792,161
Retained earnings	(1,852,176)	11,516,661
Accumulated other comprehensive income	12,253,850	12,705,287
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	54,169,355	67,989,629
Noncontrolling interests in subsidiaries	476,393	687,174
Total stockholders' equity	54,645,748	68,676,803

Total Liabilities and Stockholders' Equity	$56,472,098	$70,718,955

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue
Online education revenue	$130,383	$767,888	$257,647	$1,394,599
Training center revenue	459,155	1,142,759	1,056,585	2,958,580
Total revenue	589,538	1,910,647	1,314,232	4,353,179

Cost of Revenue
Online education costs	1,072,595	1,409,183	2,107,464	2,763,504
Training center costs	377,479	570,107	775,004	1,286,952
Total cost of revenue	1,450,074	1,979,290	2,882,468	4,050,456

Gross Profit/(Loss)
Online education gross profit/(loss)	(942,212)	(641,295)	(1,849,817)	(1,368,905)
Training center gross profit	81,676	572,652	281,581	1,671,628
Total gross profit/(loss)	(860,536)	(68,643)	(1,568,236)	302,723

Operating Expenses
Selling expenses	1,185,254	1,236,637	2,395,702	2,336,139
Administrative expenses	5,001,944	1,846,937	8,704,791	3,496,898
Depreciation and amortization	523,968	785,847	1,016,164	1,594,219
Total operating expenses	6,711,166	3,869,421	12,116,657	7,427,256

Loss from operations	(7,571,702)	(3,938,064)	(13,684,893)	(7,124,533)

Other Income (Expense)
Other income(expenses), net	9,967	(1,090)	38,023	(2,807)
Loss on disposal of property and equipment	(10,709)	(7,363)	(16,162)	(10,132)
Impairment loss on intangible assets	-	-	-	(606,032)
Interest income	42,284	58,678	87,870	110,394
Total other income/(Expense), net	41,542	50,225	109,731	(508,577)

Net Loss Before Provision for Income Tax	(7,530,160)	(3,887,839)	(13,575,162)	(7,633,110)
Income taxes:
Current	-	-	-	-
Deferred	-	-	-	-

Net Loss	(7,530,160)	(3,887,839)	(13,575,162)	(7,633,110)
Net Loss attributable to the noncontrolling interests	(138,388)	(147,991)	(206,325)	(190,243)
Net Loss - attributable to CEAI and Subsidiaries	$(7,391,772)	$(3,739,848)	$(13,368,837)	$(7,442,867)

Net Loss per common stock-basic and diluted	$(0.70)	$(0.35)	$(1.26)	$(0.70)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(7,391,772)	$(3,739,848)	$(13,368,837)	$(7,442,867)
Foreign currency translation adjustment	60,654	1,271,719	(451,437)	1,789,284

Comprehensive Loss	$(7,331,118)	$(2,468,129)	$(13,820,274)	$(5,653,583)

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(13,575,162)	$(7,633,110)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization - operating expenses	1,016,164	1,496,222
Depreciation and amortization - cost of revenue	875,902	1,375,335
Loss on disposal of fixed assets	16,162	10,132
Bad debt written off on other receivables	-	-
Impairment loss on intangible assets	-	606,032
Stock based compensation	-	794
Net changes in operating assets and liabilities
Accounts receivable	(22,586)	(76,128)
Prepaid expenses and other receivables	(300,171)	237,990
Deferred tax assets	-	-
Accounts payable and accrued liabilities	(631,355)	(137,570)
Income tax and other taxes payable	106,848	(67,984)
Deferred revenue	322,784	(97,793)
Net cash used in operating activities	(12,191,414)	(4,286,080)

Cash flows from investing activities
Purchases of property and equipment	(1,205,116)	(35,235)
Loan received back from NIT	-	8,013,462
Proceeds from disposal of property and equipment	2,602	1,186
Net cash (used in) provided by investing activities	(1,202,514)	7,979,413

Cash flows from financing activities
Dividend paid to noncontrolling shareholders	-	(352,592)
Net cash used in financing activities	-	(352,592)

Effect of exchange rate changes on cash	(393,951)	1,380,701

Net increase (decrease) in cash and cash equivalents	(13,787,879)	4,721,442

Cash and cash equivalents at beginning of period	56,377,154	64,172,917

Cash and cash equivalents at end of period	$42,589,275	$68,894,359

Supplemental disclosure of cash flow information
Income tax paid	$-	$93,858

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

ZHLD also owns 70% of the equity interests of Beijing Hua Yu HuiZhong Technology Development Co., Ltd. (“BHYHZ”). BHYHZ was formed on September 30, 2006 in the PRC. At the time of its organization, we transferred a 30% interest in this subsidiary to the National Vocational Education Association of China, a non-profit, quasi-government entity, for no consideration to enable us to work with the Association’s network to expand our business.

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

The consolidated interim financial information as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2014, its consolidated results of operations and cash flows for the three and six month periods ended June 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of June 30, 2014 and December 31, 2013. The Company’s cash at their US banks is in excess of statutorily insured limits at $979,433 and $1,282,348, as of June 30, 2014 and December 31, 2013, respectively.

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

Expenditures for renewals and betterments are capitalized while repairs and maintenance costs are normally charged to the statement of operations in the period/year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtainedfrom the use of the asset, the expenditure is capitalized as an additional cost of the asset.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the three and six months ended June 30, 2014 and 2013, the Company recorded $0 and $0, $0 and $606,032, respectively, as impairment loss.

In April 2011, the Company purchased 60% equity interest of Tianlang for RMB35 million (approximately $5.3 million) and 100% ownership of Changchun Nuoya and Harbin Nuoya. These three schools’ net assets included identifiable intangible assets such as domain name/brand name, cost of materials, student list, course materials and teacher lists. The economic useful life for domain name/brand name is estimated to be 10 years and the others are estimated to be 3 years.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended June 30, 2014 and 2013.

	As of
	30 June 2014	31 December 2013
RMB: US$ exchange rate	6.1565	6.1122

	Six Months Ended June 30,
	2014	2013
Average RMB: US$ exchange rate	6.1419	6.2395

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of June 30, 2014 and December 31, 2013 was $1,172,637 and $854,027, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the three and six months ended June 30, 2014 and 2013 were $459,152 and $881,620, $915,936 and $1,315,966, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and six months ended June 30, 2014 and 2013 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2014, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no deferred tax assets as of June 30, 2014 and December 31, 2013.

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

The Company recorded stock-based compensation expenses of $0 and $198, respectively, for the three months ended June 30, 2014 and 2013. The Company also recorded stock-based compensation expenses of $0 and $793, respectively, for the six months ended June 30, 2014 and 2013.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of June 30, 2014 and December 31, 2013, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of June 30, 2014 and December 31, 2013, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $979,433 and $1,282,348, respectively, in funds in excess of FDIC insured amounts.

For the three and six months ended June 30, 2014 and 2013, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries, ZHTC, Changchun Nuoya and Harbin Nuoya, are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of June 30, 2014 and December 31, 2013, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $33,300,654 and $34,041,297, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Cash on Hand -China	$384,915	$384,189
Bank Deposits-China	40,974,927	54,460,617
Bank Deposits-US	1,229,433	1,532,348
	$42,589,275	$56,377,154

6.	Other Receivables

Other receivable consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Deposits	$560,623	$257,061
Staff Borrowings	20,681	5,486
	$581,304	$262,547

7.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Prepaid rent	$438,211	$517,375
Prepaid teachers and online material	203,174	172,128
Prepaid services and professional fees	6,768	16,349
Other prepaid expenses	55,801	21,856
	$703,954	$727,708

8.	Property and equipment, net

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Buildings	$1,443,680	$1,454,144
Transportation vehicles	106,773	107,547
Communication equipment	9,923,492	10,353,715
Furniture and fixtures	5,575,492	5,600,492
Leasehold improvement	5,160,417	4,006,759
	22,209,854	21,522,657
Less: Accumulated Depreciation	(14,270,429)	(13,271,045)
Property and Equipment, net	$7,939,425	$8,251,612

For the three and six months ended June 30, 2014 and 2013, depreciation expenses totaled $746,614 and $927,308, $1,463,227 and $2,051,529, respectively. For the three and six months ended June 30, 2014 and 2013, loss on disposal of fixed assets was $10,709 and $7,363, $16,162 and $10,132, respectively.

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

The Company did not foresee that the investment cost is recoverable in the near future, and concluded for the group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, the Company conducted the impairment test for intangible assets, which resulted in impairment expenses for the three and six months ended June 30, 2014 and 2013 were $0 and $0, $0 and $606,032, respectively.

Intangibles and capitalized software consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
ACCP training course	$818,647	$824,580
BENET training course	57,338	57,753
Usage rights- Job Seekers	487,290	490,822
Usage rights- Learners	324,860	327,214
Others	2,504,524	2,515,352
Domain names	9,621,707	9,677,038
Course materials	544,393	547,663
Student list	804,993	809,702
Teacher list	1,060,590	1,066,476
	16,224,342	16,316,600
Less: Impairments	(4,133,929)	(4,142,169)
Less: accumulated amortization	(7,454,997)	(7,074,497)
Intangible and Capitalized Software, net	$4,635,416	$5,099,934

For the three and six months ended June 30, 2014 and 2013, amortization expenses were $213,572 and $398,256, $428,839 and $820,028, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,

2014	$426,618

2015	818,052

2016	722,804

2017	627,751

2018	627,751

$3,222,976

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Accrued payroll	$130,232	$108,492
Accrued expenses	56,661	153,162
Other payables	248,472	814,971
	$435,365	$1,076,625

11.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of June 30, 2014 and December 31, 2013, the Company had deferred revenue of $1,172,637 and $854,027, respectively.

12.	Stockholders’ Equity

The Company had no significant equity transactions during the quarter ended June 30, 2014.

13.	Warrants and options

Stock Options

During the quarters ended June 30, 2014 and 2013, the Company did not issue any stock options. The total stock based compensation was $0 and $198 respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of June 30, 2014, there were no stock options outstanding. As of June 30, 2014, there was no unrecognized compensation expense related to stock options.

Stock option activity for the quarter ended June 30, 2014 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2013	52,667	$2.67
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	(52,667)	2.67
Outstanding as of June 30, 2014	-	$-
Exercisable and vested as of June 30, 2014	-	$-

14.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the quarters ended June 30, 2014 and 2013, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Six Months Ended June 30,
	2014	2013
Net loss to common shareholders	$(13,368,837)	$(7,442,867)
Weighted average shares outstanding - basic	10,582,530	10,582,530

Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(1.26)	$(0.70)

	Three Months Ended June 30,
	2014	2013
Net loss to common shareholders	$(7,391,777)	$(3,739,848)
Weighted average shares outstanding - basic	10,582,530	10,582,530

Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(0.70)	$(0.35)

During the three and six months ended June 30, 2014 and 2013, options to purchase 52,667 and 52,667 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

15.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three and six months ended June 30, 2014 and 2013 were $30,998 and $44,967, $60,411 and $82,222, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has office leases and training center leases which expire at various dates from July2014 through June 2018. The Company recorded an aggregate of $382,883 and $304,244, $777,361 and $734,700 as rent expenses for the three and six months ended June 30, 2014 and 2013, respectively. Rental commitments as of June 30, 2014 are as follows:

Years ending December 31,
2014	$655,018

2015	1,144,147

2016	721,059

2017	490,314

2018	443,249
$3,453,787

16.	Operating Risk

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

For the three and six months ended June 30, 2014, the Company entered into transactions with a related party amounting to $0 and $960,503, respectively. As of June 30, 2014 and December 31, 2013, the Company owed a related party $0 and $689,720, respectively.

18.	Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Quarterly Report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those discussed from time to time in this report, as well as any risks described in the “risk factors” section of our filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Beginning 2012, we started to design and build a web-based information platform for our online education program - “China Education Cloud Platform” to provide a stable long distance education network including video/audio courses, cloud-based network service for teachers, students, and parents and online educational administration services system. This platform is also intended to serve as a comprehensive cloud-based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. We will charge fees for the cloud storage and receive commissions for the courses/services the educational institutions or the teachers sell through our platform. This platform is in the final testing phase. We expect to launch this platform by the end of September, 2014 and are currently in discussions with several potential business partners/customers to optimize the functionality of the platform, as well as negotiating with advertisement companies to design a comprehensive marketing campaign to promote this platform.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table sets forth information from our statements of operations for the quarters ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014		June 30, 2013
	(Unaudited)		(Unaudited)
Revenue	$589,538	100.00%	$1,910,647	100.00%
Cost of revenue	1,450,074	245.97%	1,979,290	103.59%
Gross Loss	(860,536)	-145.97%	(68,643)	-3.59%
Selling expenses	1,185,254	201.05%	1,236,637	64.72%
Administrative expenses	5,001,944	848.45%	1,846,937	96.67%
Other income	41,542	7.05%	50,225	2.63%
Loss from operations	(7,571,702)	-1,284.35%	(3,938,064)	-206.11%
Net loss before provision for income tax	(7,530,160)	-1,277.30%	(3,887,839)	-203.48%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(7,391,772)	-1,253.82%	(3,739,848)	-195.74%

Revenue

Revenue for the three months ended June 30, 2014 (the “June 30, 2014 Quarter”) decreased by $1,321,109, or 69%, to $589,538 from $1,910,647 for the three months ended June 30, 2013(the “June 30, 2013 Quarter”).

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $637,505, or 83%, to $130,383, for the June 30, 2014 Quarter from $767,888 for the June 30, 2013 Quarter.

Revenue from the training center division is mostly from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $683,604, or 60% to $459,155 for the June 30, 2014 Quarter from $1,142,759 for the June 30, 2013 Quarter.

The decline in revenue for the June 30, 2014 Quarter was a result of decline in revenue across all of our business. We believe the main reason was our continuously weakening brand recognition in the main targeted market and the inability of our existing online education products to meet changing market demand. In addition, the lack of experience of our newly opened centers in on-site training, limited expansion capacity, coupled with fierce competition from the top education brands, make it very difficult to establish our brand value in a short period of time.

At present, online education is more widely recognized and accepted by students and educational institutions. We believe online education will gain more popularity in the next three to five years. Therefore, we have spent the past few years building the online education platform - “China Education Cloud Platform” and are currently in the process of testing the platform. Many students and teachers have participated in the testing and like the platform for its complete functions and advanced technologies. The platform is expected to be officially launched by the end of September this year. During the initial operation of the platform, we will offer free access to the platform to teachers and students in the first six months or a year to quickly develop the user base and establish a large database. After this initial promotion period, we will share with teachers the platform usage fee and service fee paid by students. We believe that our revenue will improve following the initial promotion period of this platform. In addition, instead of setting up more new training centers, we changed our strategy to focus on integrating and optimizing our existing resources in the training center division in order to maintain our current market share in an increasingly competitive environment.

Cost of Revenue

Our overall cost of revenue decreased by $529,216 or 27% to $1,450,074 for the June 30, 2014 Quarter, from $1,979,290 for the June 30, 2013 Quarter.

Cost of revenue for the online education business comprises cost of obtaining new materials to offer students, depreciation related to computer equipment, amortization related to software, and direct labor cost. Direct labor cost in connection with the maintenance and operation of our websites are fixed costs whereas the costs for purchase of materials and deprecation of equipment and software are variable costs. While the direct labor cost usually stays stable, the costs for purchase of materials and depreciation of equipment and software vary as we purchase new materials, equipment and software. The cost of revenue for the purchase of new materials, equipment and software does not directly correlate with revenue. We constantly have to invest in and update our content to be competitive and current in spite of falling revenue in the online education business. In addition, in light of the launch of the platform by the end of September 2014, the cost of revenue for online education division, mainly salaries and maintenance costs, is expected to increase for the following year.

The cost of revenue for the online education division decreased by $336,588 or 24% to $1,072,595 for the June 30, 2014 Quarter, from $1,409,183 for the June 30, 2013 Quarter. The decrease was primarily due to the decrease in purchase of study materials and decrease in depreciation costs resulting from decreased expenditure on fixed assets. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $192,628 or 34% to $377,479 for the June 30, 2014 Quarter from $570,107 for theJune 30, 2013 Quarter. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the June 30, 2014 Quarter as compared to the June 30, 2013 Quarter. However, the rental cost for our onsite training centers are comparatively stable and fixed, therefore, the cost of revenue for the June 30, 2014 Quarter did not decrease proportionately with the decrease in revenue.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the quarters ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	130,383	767,888
Cost of revenue	1,072,595	1,409,183
Gross profit	(942,212)	(641,295)
Gross margin	-723%	-84%

Training Center Revenue

Revenue	459,155	1,142,759
Cost of revenue	377,479	570,107
Gross profit	81,676	572,652
Gross margin	18%	50%

The gross margin for online education division is negative 723% for the June 30, 2014 Quarter as compared with negative 84% for the June 30, 2013 Quarter. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue did not decrease proportionately.

The gross margin for our training center division decreased to 18% for the June 30, 2014 Quarter from 50% for the June 30, 2013 Quarter because cost of revenue did not decrease as much as revenue due to reasons discussed above.

Selling Expenses

Selling expenses include advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $51,383 or 4% to $1,185,254 for the June 30, 2014 Quarter, from $1,236,637 for the June 30, 2013 Quarter. The decrease in selling expenses was mainly due to the decrease in labor costs as a result of cut down in the number of sales and marketing personnel. During the June 30, 2014 Quarter, we continue to focus on rebuilding our brand name and reputation, through advertising via media, online and onsite promotion, handouts, brochures, etc. We expect our selling expenses to increase because we will incur marketing and advertising expenses to promote our new platform and develop a larger user base.

Administrative Expenses

Administrative expenses increased by $3,155,007 or 171%, to $5,001,944 for the June 30, 2014 Quarter, from $1,846,937 for the June 30, 2013 Quarter. This was mainly due to the research and development expenses relating to the development of the web-based platform, office expenses, and labor costs throughout the period. In the future we expect the administrative expenses to continue to increase because: 1) we will incur maintenance expenses for the web-based platform after it being successfully launched; 2) we will incur expenses associated with the expansion of our onsite training centers for purposes of gaining more market shares.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other income was $41,542 for the June 30, 2014 Quarter, a decrease of $8,683, as compared to $50,225 for the June 30, 2013 Quarter. This is mainly due to decrease in interests received as a result of decrease in bank deposits in the June 30, 2014 Quarter, as compared with June 30, 2013 Quarter.

Income Taxes

The provision for income tax was nil for the June 30, 2014 Quarter and June 30, 2013 Quarter. In 2014, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $7,391,772, or negative return of $0.70 per share basic and diluted, for the June 30, 2014 Quarter, as compared to net loss of $3,739,848 or negative return of $0.35 per share basic and diluted, for the June 30, 2013 Quarter.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table sets forth information from our statements of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30, 2014		June 30, 2013
	(Unaudited)		(Unaudited)
Revenue	$1,314,232	100.00%	$4,353,179	100.00%
Cost of revenue	2,882,468	219.33%	4,050,456	93.05%
Gross Loss	(1,568,236)	-119.33%	302,723	6.95%
Selling expenses	2,395,702	182.29%	5,968,478	137.11%
Administrative expenses	8,704,791	662.35%	3,496,898	80.33%
Other income	109,731	8.35%	(508,577)	-11.68%
Loss from operations	(13,684,893)	-1,041.28%	(7,124,533)	-163.66%
Net loss before provision for income tax	(13,575,162)	-1,032.93%	(7,633,110)	-175.35%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(13,368,837)	-1,017.24%	(7,442,867)	-170.98%

Revenue

Revenue for the six months ended June 30, 2014 decreased by $3,038,947, or 70%, to $1,314,232 from $4,353,179 for the six months ended June 30, 2013.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $1,136,952, or 82%, to $257,647, for the six months ended June 30, 2014 from $1,394,599 for the six months ended June 30, 2013.

Revenue from the training center division is comprised of tuition from examination-orientated after school training classes, language training classes, vocational training classes etc. Starting from the second quarter of 2014, revenue from our training center division mainly came from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $1,901,995, or 64% to $1,056,585 for the six months ended June 30, 2014 from $2,958,580 for the six months ended June 30, 2013.

The decline in revenue for the six months ended June 30, 2014 was a result of decline in revenue across all of our business. We believe the main reason was our continuously weakening brand recognition in the main targeted market and the inability of our existing online education products to meet changing market demand. In addition, the lack of experience of our newly opened centers in on-site training, limited expansion capacity, coupled with fierce competition from the top education brands, make it very difficult to establish our brand value in a short period of time.

At present, online education is more widely recognized and accepted by students and educational institutions. We believe online education will gain more popularity in the next three to five years. Therefore, we have spent the past few years building the online education platform and are currently in the process of testing the platform. Many students and teachers have participated in the testing and like the platform for its complete functions and advanced technologies. The platform is expected to be officially launched by the end of September 2014. During the initial operation of the platform, we will offer free access to the platform to teachers and students in the first six months or a year to quickly develop the user base and establish a large database. After this initial promotion period, we will share with teachers the platform usage fee and service fee paid by students. We believe that our revenue will improve following the initial promotion period of this platform. In addition, instead of setting up more new training centers, we changed our strategy to focus on integrating and optimizing our existing resources in the training center division in order to maintain our current market share in an increasingly competitive environment.

Cost of Revenue

Our overall cost of revenue decreased by $1,167,988 or 29% to $2,882,468 for the six months ended June 30, 2014, from $4,050,456 for the six months ended June 30, 2013.

Cost of revenue for the online education business comprises cost of obtaining new materials to offer students, depreciation related to computer equipment, amortization related to software, and direct labor cost. Direct labor cost in connection with the maintenance and operation of our websites are fixed costs whereas the costs for purchase of materials and deprecation of equipment and software are variable costs. While the direct labor cost usually stays stable, the costs for purchase of materials and depreciation of equipment and software vary as we purchase new materials, equipment and software. The cost of revenue for the purchase of new materials, equipment and software does not directly correlate with revenue. We constantly have to invest in and update our content to be competitive and current in spite of falling revenue in the online education business. In addition, in light of the launch of the platform by the end of the third quarter, the cost of revenue for online education division, mainly salaries and maintenance costs, is expected to increase for the following year.

The cost of revenue for the online education division decreased by $656,040 or 24% to $2,107,464 for the six months ended June 30, 2014, from $2,763,504 for the six months ended June 30, 2013. The decrease was primarily due to the decrease in purchase of study materials and decrease in depreciation costs resulting from decreased expenditure on fixed assets. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $511,948 or 40% to $775,004 for the six months ended June 30, 2014 from $1,286,952 for thesix months ended June 30, 2013. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. However, the rental cost for our onsite training centers are comparatively stable and fixed, therefore, the cost of revenue for the six months ended June 30, 2014 did not decrease proportionately with the decrease in revenue.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	257,647	1,394,599
Cost of revenue	2,107,464	2,763,504
Gross profit	(1,849,817)	(1,368,905)
Gross margin	-718%	-98%

Training Center Revenue

Revenue	1,056,585	2,958,580
Cost of revenue	775,004	1,286,952
Gross profit	281,581	1,671,628
Gross margin	27%	57%

The gross margin for online education division is negative 718% for the six months ended June 30, 2014 as compared with negative 98% for the six months ended June 30, 2013. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue did not decrease proportionately.

The gross margin for our training center division decreased to 27% for the six month ended June 30, 2014 from 57% for the six months ended June 30, 2013 because cost of revenue did not decrease as much as revenue due to reasons discussed above. As part of our growth strategy, we plan to expand our onsite training network in Beijing and other major cities in order to increase our brand awareness and reputation. With the launch of our new training centers, we expect gross margin for our training center division to continue to decrease as the newly established centers may not generate sufficient revenue during the early stage.

Selling Expenses

Selling expenses include advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses increased by $59,563 or 3% to $2,395,702 for the six months ended June 30, 2014, from $2,336,139 for the six months ended June 30, 2013. The increase in selling expenses was mainly due to the increase expenditures relate to the outsourced advertising, marketing and promoting activities. During the period, we incurred advertising, marketing and promoting expense amounting to $1,315,966, as compared with $915,936 for the same period of in 2013. We will continue to focus on rebuilding our brand name and reputation in the near future, through advertising via media, online and onsite promotion, handouts, brochures, etc. We expect our selling expenses to increase because we will incur marketing and advertising expenses to promote our new platform and develop a large user base.

Administrative Expenses

Administrative expenses increased by $5,207,893 or 149%, to $8,704,791 for the six months ended June 30, 2014, from $3,496,898 for the six months ended June 30, 2013. This was mainly due to the research and development expenses relating to the development of the web-based platform, office expenses, and labor costs throughout the period. In the future we expect the administrative expenses to continue to increase because: 1) we will incur maintenance expenses for the web-based platform after it being successfully launched; 2) we will incur expenses associated with the expansion of our onsite training centers for purposes of gaining more market shares. The office and administrative expenses associated with the newly-opened onsite training centers also contributed to the increase in administrative expenses.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other income was $109,731 for the six months ended June 30, 2014, an increase of $618,308, as compared to net other expense of $508,577 for the six months ended June 30, 2013. This is mainly due to no impairment expenses in the six months ended June 30, 2014, as compared with impairment expense of $606,032 in the six months ended June 30, 2013.

Income Taxes

The provision for income tax was nil for the six months ended June 30, 2014 and 2013. In 2014, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $13,368,837, or negative return of $1.26 per share basic and diluted, for the six months ended June 30, 2014, as compared to net loss of $7,442,867 or negative return of $0.70 per share basic and diluted, for the six months ended June 30, 2013.

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

As of June 30, 2014, we had working capital of $42,070,907, a decrease of $13,254,350, or 24% from working capital of $55,325,257 as at December 31, 2013 due to significant net loss from operation. However, we still consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At June 30, 2014, we had cash and cash equivalents of $42,589,275, a decrease of $13,787,879 or 24%, from $56,377,154 at December 31, 2013.

	Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(12,191,414)	$(4,286,080)
Net cash (used in) provided by investing activities	(1,202,514)	7,979,413
Net cash (used in) provided by financing activities	-	(352,592)
Effect of exchange rate changes on cash	(393,951)	1,380,701
Net increase (decrease) in cash and cash equivalents	(13,787,879)	4,721,442

Cash Flow in Operating Activities

Our net cash used in operating activities was $12,191,414 for the six months ended June 30, 2014, an increase of $7,905,334 or 184% from $4,286,080 for the six months ended June 30, 2013. This increase was due to the increase in net loss of $5,942,052, from $7,633,110 for the six months ended June 30, 2013 to net loss of $13,575,162 for the six months ended June 30, 2014.

Cash Flow in Investing Activities

Our cash used by investing activities was $1,202,514 for the six months ended June 30, 2014, as compared with cash inflow of $7,979,413 by investing activities for the six months ended June 30, 2013. Cash used in our investing activities was primarily for renovation of our new offices in Beijing for the six months ended June 30, 2014 while the cash inflow from investing activities in the six months ended June 30, 2013 primarily resulted from the repayment of a loan from NIT in 2013.

Cash Flow in Financing Activities

Our cash used in financing activities was $0 for the six months ended June 30, 2014, as compared to $352,592 for the six months ended June 30, 2013. Cash used in financing activities primarily consisted of dividends paid to noncontrolling stockholders.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2014. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 15, 2013, Sherb filed a motion to compel arbitration, arguing that the matter should be arbitrated in accordance with the “Dispute Resolution Procedure” contained within the engagement letters executed by the parties. After reviewing the “Dispute Resolution Procedure” contained within each of the parties’ engagement letters, which contained an arbitration clause, the parties agreed that the proper forum for the matter was arbitration before the American Arbitration Association (“AAA”). Therefore, on August 28, 2013, the parties executed a Stipulation of Dismissal (without prejudice), dismissing the District Court Action. In addition, the parties agreed to try and mediate the matter before submitting the case to arbitration before the AAA. The mediation took place in December 2013. Following the mediation, the parties are still attempting to settle. However, should the parties be unable to settle, the Company intends to file a suit against Sherb before the AAA and seek the same claims and damages as alleged in the prior District Court Action. Following the mediation, further settlement discussions ensued. The matter subsequently settled in July 2014.

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

CHINA EDUCATION ALLIANCE, INC.

Date: August 14, 2014	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial Officer)

