Form 10-Q
period 2014-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2014-11-19
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 18, 2014, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$30,683,731	$56,377,154
Accounts receivable	22,732	-
Other receivables	406,089	262,547
Prepaid expenses and other current assets	647,642	727,708
Total current assets	31,760,194	57,367,409

Non-current Assets
Property and equipment, net	7,359,733	8,251,612
Intangibles and capitalized software, net	4,423,014	5,099,934
Total non-current assets	11,782,747	13,351,546

Total Assets	$43,542,941	$70,718,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$476,322	$1,076,625
Deferred revenue	1,316,180	854,027
Income tax and other taxes payable	1,486,082	111,500
Total current liabilities	3,278,584	2,042,152

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of September 30, 2014 and December 31, 2013, respectively; 137,512 and 137,512 shares held in treasury, as of September 30, 2014 and December 31, 2013, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,942,009
Statutory reserve	3,792,161	3,792,161
Retained earnings	(16,292,317)	11,516,661
Accumulated other comprehensive income	12,309,644	12,705,287
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	39,785,008	67,989,629
Noncontrolling interests in subsidiaries	479,349	687,174
Total stockholders' equity	40,264,357	68,676,803

Total Liabilities and Stockholders' Equity	$43,542,941	$70,718,955

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

 Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue
Online education revenue	$134,879	$506,725	$392,526	$1,901,324
Training center revenue	936,700	1,120,760	1,993,285	4,079,340
Total revenue	1,071,579	1,627,485	2,385,811	5,980,664

Cost of Revenue
Online education costs	1,062,915	1,356,547	3,170,379	4,120,051
Training center costs	590,279	667,079	1,365,283	1,954,031
Total cost of revenue	1,653,194	2,023,626	4,535,662	6,074,082

Gross Profit/(Loss)
Online education gross profit/(loss)	(928,036)	(849,822)	(2,777,853)	(2,218,727)
Training center gross profit	346,421	453,681	628,002	2,125,309
Total gross profit/(loss)	(581,615)	(396,141)	(2,149,851)	(93,418)

Operating Expenses
Selling expenses	3,398,742	3,697,071	5,794,444	6,033,210
Administrative expenses	9,742,804	3,089,854	18,447,595	6,586,752
Depreciation and amortization	742,605	839,763	1,758,769	2,433,982
Total operating expenses	13,884,151	7,626,688	26,000,808	15,053,944

Loss from operations	(14,465,766)	(8,022,829)	(28,150,659)	(15,147,362)

Other Income (Expense)
Other income(expenses), net	(6,891)	(7,593)	31,132	(10,400)
Loss on disposal of property and equipment	(385)	(4,324)	(16,547)	(14,456)
Impairment loss on intangible assets	-	-	-	(606,032)
Interest income	35,663	56,546	123,533	166,940
Total other income/(Expense), net	28,387	44,629	138,118	(463,948)

Net Loss Before Provision for Income Tax	(14,437,379)	(7,978,200)	(28,012,541)	(15,611,310)
Income taxes:
Current	-	-	-	-
Deferred	-	-	-	-

Net Loss	(14,437,379)	(7,978,200)	(28,012,541)	(15,611,310)
Net Loss attributable to the noncontrolling interests	2,762	(131,331)	(203,563)	(321,574)
Net Loss - attributable to CEAI and Subsidiaries	$(14,440,141)	$(7,846,869)	$(27,808,978)	$(15,289,736)

Net Loss per common stock-basic and diluted	$(1.36)	$(0.74)	$(2.63)	$(1.44)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(14,440,141)	$(7,846,869)	$(27,808,978)	$(15,289,736)
Foreign currency translation adjustment	55,794	326,018	(395,643)	2,115,302

Comprehensive Loss	$(14,384,347)	$(7,520,851)	$(28,204,621)	$(13,174,434)

 The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(28,012,541)	$(15,611,310)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization - operating expenses	2,189,192	2,433,982
Depreciation and amortization - cost of revenue	875,902	2,079,770
Loss on disposal of fixed assets	16,547	14,456
Impairment loss on intangible assets	-	606,032
Stock based compensation	-	794
Net changes in operating assets and liabilities
Accounts receivable	(22,782)	-
Prepaid expenses and other receivables	(70,378)	503,944
Deferred tax assets	-	-
Accounts payable and accrued liabilities	(595,096)	(183,261)
Income tax and other taxes payable	1,374,582	(87,936)
Deferred revenue	469,045	69,772
Net cash used in operating activities	(23,775,529)	(10,173,757)

Cash flows from investing activities
Purchases of property and equipment	(1,583,694)	(983,654)
Loan received back from NIT	-	8,047,383
Proceeds from disposal of property and equipment	6,030	14,456
Net cash (used in) provided by investing activities	(1,577,664)	7,078,185

Cash flows from financing activities
Advance to a stockholder	-	-
Dividend paid to noncontrolling shareholders	-	(354,085)
Net cash used in financing activities	-	(354,085)

Effect of exchange rate changes on cash	(340,230)	1,528,583

Net increase (decrease) in cash and cash equivalents	(25,693,423)	(1,921,074)

Cash and cash equivalents at beginning of period	56,377,154	64,172,917

Cash and cash equivalents at end of period	$30,683,731	$62,251,843

Supplemental disclosure of cash flow information
Income tax paid	$-	$93,858

 The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

The consolidated interim financial information as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014, its consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of September 30, 2014 and December 31, 2013. The Company’s cash at their US banks is in excess of statutorily insured limits at $979,433 and $1,282,348, as of September 30, 2014 and December 31, 2013, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the three and nine months ended September 30, 2014 and 2013, the Company recorded $0 and $0, $0 and $606,032, respectively, as impairment loss.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended September 30, 2014 and 2013.

	As of
	30 September 2014	31 December 2013
RMB: US$ exchange rate	6.1547	6.1122

	Nine Months Ended September 30,
	2014	2013
Average RMB: US$ exchange rate	6.1480	6.2132

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of September 30, 2014 and December 31, 2013 was $1,316,180 and $854,027, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the newspaper and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the three and nine months ended September 30, 2014 and 2013 were $2,266,217 and $2,832,246 , $3,181,153 and $4,148,212, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and nine months ended September 30, 2014 and 2013 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2014, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of September 30, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no deferred tax assets as of September 30, 2014 and December 31, 2013.

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

The Company recorded stock-based compensation expenses of $0 and $0, respectively, for the three months ended September 30, 2014 and 2013. The Company also recorded stock-based compensation expenses of $0 and $793, respectively, for the nine months ended September 30, 2014 and 2013.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of September 30, 2014 and December 31, 2013, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of September 30, 2014 and December 31, 2013, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $1,027,946 and $1,282,348, respectively, in funds in excess of FDIC insured amounts.

For the three and nine months ended September 30, 2014 and 2013, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries, ZHTC, Changchun Nuoya and Harbin Nuoya, are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of September 30, 2014 and December 31, 2013, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $33,079,962 and $34,041,297, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Cash on Hand -China	$350,104	$384,189
Bank Deposits-China	29,055,681	54,460,617
Bank Deposits-US	1,277,946	1,532,348
	$30,683,731	$56,377,154

6.	Other Receivables

Other receivable consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Deposits	$385,932	$257,061
Staff Borrowings	18,151	5,486
Others	2,006	0
	$406,089	$262,547

7.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Prepaid rent	$388,007	$517,375
Prepaid teachers and online material	215,421	172,128
Prepaid services and professional fees	12,457	16,349
Other prepaid expenses	31,757	21,856
	$647,642	$727,708

8.	Property and equipment, net

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Buildings	$1,444,173	$1,454,144
Transportation vehicles	106,809	107,547
Communication equipment	9,926,878	10,353,715
Furniture and fixtures	5,501,875	5,600,492
Leasehold improvement	5,539,184	4,006,759
	22,518,919	21,522,657
Less: Accumulated Depreciation	(15,159,186)	(13,271,045)
Property and Equipment, net	$7,359,733	$8,251,612

For the three and nine months ended September 30, 2014 and 2013, depreciation expenses totaled $958,494 and $1,241,271, $2,421,721 and $3,292,800, respectively. For the three and nine months ended September 30, 2014 and 2013, loss on disposal of fixed assets was $385 and $4,324, $16,547 and $14,456, respectively.

9.	Intangibles and capitalized software, net

Intangibles of the Company consisted of franchise rights on educational products, software, magazine rights, contest operation rights, domain name/brand name, course materials, student list and teacher list, and goodwill.

Franchise rights

The franchise rights owned by the Company consist of the following:

☐	The ACCP training course is an authority for training software engineers under training procedures with textbooks;

☐	The BENET training course is an authority for training internet engineers under training procedures with textbooks.

Capitalized software

The capitalized software of the Company consists of all the Company’s software, among which two main ones are the following:

☐	The usage rights for job seekers is software to help university students to search jobs, post their resumes, and communicate with potential employers;

☐	The usage right for learners is software to help elementary and secondary students to do assignments, test papers, and get instructions from teachers.

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

The Company did not foresee that the investment cost is recoverable in the near future, and concluded for the group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, the Company conducted the impairment test for intangible assets, which resulted in impairment expenses for the three and nine months ended September 30, 2014 and 2013 were $0 and $0, $0 and $606,032, respectively.

Intangibles and capitalized software consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
ACCP training course	$818,926	$824,580
BENET training course	57,357	57,753
Usage rights- Job Seekers	487,456	490,822
Usage rights- Learners	324,971	327,214
Others	2,505,036	2,515,352
Domain names	9,624,312	9,677,038
Course materials	544,546	547,663
Student list	805,215	809,702
Teacher list	1,060,867	1,066,476
	16,228,686	16,316,600
Less: Impairments	(4,134,317)	(4,142,169)
Less: accumulated amortization	(7,671,355)	(7,074,497)
Intangible and Capitalized Software, net	$4,423,014	$5,099,934

For the three and nine months ended September 30, 2014 and 2013, amortization expenses were $214,534 and $400,924, $643,373 and $1,220,952, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,
2014	$212,780
2015	818,331
2016	723,050
2017	627,966
2018	627,966
$3,010,093

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Accrued payroll	216,399	108,492
Accrued expenses	56,661	153,162
Other payables	203,262	814,971
	$476,322	$1,076,625

11.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of September 30, 2014 and December 31, 2013, the Company had deferred revenue of $1,316,180 and $854,027, respectively.

12.	Stockholders’ Equity

The Company had no significant equity transactions during the quarter ended September 30, 2014.

13.	Warrants and options

Stock Options

During the quarters ended September 30, 2014 and 2013, the Company did not issue any stock options. The total stock based compensation was $0 and $0 respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of September 30, 2014, there were no stock options outstanding. As of September 30, 2014, there was no unrecognized compensation expense related to stock options.

Stock option activity for the quarter ended September 30, 2014 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2013	52,667	$2.67
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	(52,667)	2.67
Outstanding as of September 30, 2014	-	$-
Exercisable and vested as of September 30, 2014	-	$-

14.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the quarters ended September 30, 2014 and 2013, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Nine Months Ended September 30,
	2014	2013
Net loss to common shareholders	$(27,808,978)	$(15,289,736)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(2.63)	$(1.44)

	Three Months Ended September 30,
	2014	2013
Net loss to common shareholders	$(14,440,141)	$(7,846,869)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(1.36)	$(0.74)

During the three and nine months ended September 30, 2014 and 2013, options to purchase 0 and 52,667 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

15.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three and nine months ended September 30, 2014 and 2013 were $38,953 and $28,431, $99,364 and $52,149, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has office leases and training center leases which expire at various dates from October 2014 through April 2019. The Company recorded an aggregate of $269,467 and $447,687, $1,046,828 and $1,182,387 as rent expenses for the three and nine months ended September 30, 2014 and 2013, respectively. Rental commitments as of September 30, 2014 are as follows:

Years ending December 31,
2014	$283,068
2015	938,571
2016	694,647
2017	490,481
2018	443,400
$2,850,167

16.	Operating Risk

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

For the three and nine months ended September 30, 2014, the Company entered into transactions with a related party amounting to $0 and $960,503, respectively. As of September 30, 2014 and December 31, 2013, the Company owed a related party $0 and $689,720, respectively.

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

Beginning 2012, we started to design and build a web-based information platform for our online education program - “China Education Cloud Platform” to provide a stable long distance education network including video/audio courses, cloud-based network service for teachers, students, and parents and online educational administration services system. This platform is also intended to serve as a comprehensive cloud-based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. We will charge fees for the cloud storage and receive commissions for the courses/services the educational institutions or the teachers sell through our platform. We launched this platform in early October 2014 and are currently offering free access to teachers and students to develop our user base. After the initial promotion period, we will share with educational institutions and teachers the platform usage, maintenance and service fees paid by the students. Within the next year, we target to contract up to one thousand schools and reputational teachers who will use our platform to offer online courses. We believe we will be able to attract more students to use our platform through extensive partnership with more schools and teachers. We are optimistic about the future profitability of the platform and believe that our revenue will improve following the initial promotion period of this platform. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned and if we fail, our revenue will be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table sets forth information from our statements of operations for the quarters ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014		September 30, 2013
	(Unaudited)		(Unaudited)
Revenue	$1,071,579	100.00%	$1,627,485	100.00%
Cost of revenue	1,653,194	154.28%	2,023,626	124.34%
Gross Loss	-581,615	-54.28%	-396,141	-24.34%
Selling expenses	3,398,742	317.17%	3,697,071	227.16%
Administrative expenses	9,742,804	909.20%	3,089,854	189.85%
Other income	28,387	2.65%	44,629	2.74%
Loss from operations	(14,465,766)	-1,349.95%	(8,022,829)	-492.96%
Net loss before provision for income tax	(14,437,379)	-1,347.30%	(7,978,200)	-490.22%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(14,440,141)	-1,347.56%	(7,846,869)	-482.15%
Net loss	(14,437,379)	-1,347.30%	(7,978,200)	-490.22%

Revenue

Revenue for the three months ended September 30, 2014 (the “September 30, 2014 Quarter”) decreased by $555,906, or 34%, to $1,071,579 from $1,627,485 for the three months ended September 30, 2013(the “September 30, 2013 Quarter”).

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $371,846, or 73%, to $134,879, for the September 30, 2014 Quarter from $506,725 for the September 30, 2013 Quarter.

Revenue from the training center division is mostly from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $184,060, or 16% to $936,700 for the September 30, 2014 Quarter from $1,120,760 for the September 30, 2013 Quarter.

The decline in revenue for the September 30, 2014 Quarter was a result of decline in revenue across all of our business. We believe the main reason was our continuously weakening brand recognition in the main targeted market. However, we believe the rise of the online education industry in China presents a good opportunity for us to improve and develop our online education business. We have been focusing on the development of our online education business and recently launched the online education platform - “China Education Cloud Platform”, which we had been building over the past few years.

During the initial operation of the platform, we will offer free access to the platform to teachers and students with an aim to quickly develop the user base, establish an interactive teaching and learning platform and further achieve a leading position within the industry. After this initial promotion period, we will share with teachers and educational institutions the platform usage, maintenance and service fees paid by students. Within the next year, we target to contract up to one thousand educational institutions and reputable teachers in China who will use our platform and services to offer live or on demand online courses. We believe our revenue will improve after the initial promotion period. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned and if we fail, our revenue will be adversely affected.

Cost of Revenue

Our overall cost of revenue decreased by $370,432 or 18% to $1,653,194 for the September 30, 2014 Quarter, from $2,023,626 for the September 30, 2013 Quarter.

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

The cost of revenue for the online education division decreased by $293,632 or 22% to $1,062,915 for the September 30, 2014 Quarter, from $1,356,547 for the September 30, 2013 Quarter. The decrease was primarily due to the decrease in purchase of study materials and decrease in depreciation costs resulting from decreased expenditure on fixed assets. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $76,800 or 12% to $590,279 for the September 30, 2014 Quarter from $667,079 for the September 30, 2013 Quarter. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the September 30, 2014 Quarter as compared to the September 30, 2013 Quarter.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the quarters ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	134,879	506,725
Cost of revenue	1,062,915	1,356,547
Gross profit	-928,036	-849,822
Gross margin	-688%	-168%

Training Center Revenue

Revenue	936,700	1,120,760
Cost of revenue	590,279	667,079
Gross profit	346,421	453,681
Gross margin	37%	40%

The gross margin for online education division is negative 688% for the September 30, 2014 Quarter as compared with negative 168% for the September 30, 2013 Quarter. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue did not decrease proportionately.

The gross margin for our training center division decreased to 37% for the September 30, 2014 Quarter from 40% for the September 30, 2013 Quarter because cost of revenue did not decrease as much as revenue due to reasons discussed above.

Selling Expenses

Selling expenses include advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $298,329 or 8% to $3,398,742 for the September 30, 2014 Quarter, from $3,697,071 for the September 30, 2013 Quarter. The decrease in selling expenses was mainly due to the decrease in labor costs as a result of the cut-down in the number of sales and marketing personnel. During the September 30, 2014 Quarter, we continue to focus on rebuilding our brand name and reputation, through advertising via media, online and onsite promotion, handouts, brochures, etc. We expect our selling expenses to increase because we will incur marketing and advertising expenses to promote our new platform and develop a larger user base as quick as possible.

Administrative Expenses

Administrative expenses increased by $6,652,950 or 215%, to $9,742,804 for the September 30, 2014 Quarter, from $3,089,854 for the September 30, 2013 Quarter. This was mainly due to the increase in research and development expenses primarily consisting of bonuses of approximately $4.5 million granted to our research and development staff for the development and launch of the web-based platform. In the future we expect the administrative expenses to continue to increase because we will incur ongoing maintenance expenses for the web-based platform.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other income was $28,387 for the September 30, 2014 Quarter, a decrease of $16,242, as compared to $44,629 for the September 30, 2013 Quarter. This is mainly due to decrease in interests received as a result of decrease in bank deposits in the September 30, 2014 Quarter, as compared with September 30, 2013 Quarter.

Income Taxes

The provision for income tax was nil for the September 30, 2014 Quarter and September 30, 2013 Quarter. In 2014, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $14,440,141, or negative return of $1.36 per share basic and diluted, for the September 30, 2014 Quarter, as compared to net loss of $7,846,869 or negative return of $0.74 per share basic and diluted, for the September 30, 2013 Quarter.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table sets forth information from our statements of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014		September 30, 2013
	(Unaudited)		(Unaudited)
Revenue	$2,385,811	100.00%	$5,980,664	100.00%
Cost of revenue	4,535,662	190.11%	6,074,082	101.56%
Gross Loss	-2,149,851	-90.11%	-93,418	-1.56%
Selling expenses	5,794,444	242.87%	6,033,210	100.88%
Administrative expenses	18,447,595	773.22%	6,586,752	110.13%
Other income	138,118	5.79%	(463,948)	-7.76%
Loss from operations	(28,150,659)	-1179.92%	(15,147,362)	-253.27%
Net loss before provision for income tax	(28,012,541)	-1174.13%	(15,611,310)	-261.03%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(27,808,978)	-1165.60%	(15,289,736)	-255.65%
Net loss	(28,012,541)	-1174.13%	(15,611,310)	-261.03%

Revenue

Revenue for the nine months ended September 30, 2014 decreased by $3,594,853, or 60%, to $2,385,811 from $5,980,664 for the nine months ended September 30, 2013.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $1,508,798, or 79%, to $392,526, for the nine months ended September 30, 2014 from $1,901,324 for the nine months ended September 30, 2013.

Revenue from the training center division mainly came from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $2,086,055, or 51% to $1,993,285 for the nine months ended September 30, 2014 from $4,079,340 for the nine months ended September 30, 2013.

The decline in revenue for the nine months ended September 30, 2014 was a result of decline in revenue across all of our business. We believe the main reason was our continuously weakening brand recognition in the main targeted market. However, we believe the rise of the online education industry in China presents a good opportunity for us to improve and develop our online education business. We have been focusing on the development of our online education business and recently launched the online education platform - “China Education Cloud Platform”, which we had been building over the past few years.

During the initial operation of the platform, we will offer free access to the platform to teachers and students with an aim to quickly develop the user base, establish an interactive teaching and learning platform and further achieve a leading position within the industry. After this initial promotion period, we will share with teachers and educational institutions the platform usage, maintenance and service fees paid by students. Within the next year, we target to contract up to one thousand educational institutions and reputable teachers in China who will use our platform and services to offer live or on demand online courses. We believe our revenue will improve after the initial promotion period. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned and if we fail, our revenue will be adversely affected.

Cost of Revenue

Our overall cost of revenue decreased by $1,538,420 or 25% to $4,535,662 for the nine months ended September 30, 2014, from $6,074,082 for the nine months ended September 30, 2013.

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

The cost of revenue for the online education division decreased by $949,672 or 23% to $3,170,379 for the nine months ended September 30, 2014, from $4,120,051 for the nine months ended September 30, 2013. The decrease was primarily due to the decrease in purchase of study materials and decrease in depreciation costs resulting from decreased expenditure on fixed assets. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $588,748 or 30% to $1,365,283 for the nine months ended September 30, 2014 from $1,954,031 for the nine months ended September 30, 2013. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. However, the rental cost for our onsite training centers are comparatively stable and fixed, therefore, the cost of revenue for the nine months ended September 30, 2014 did not decrease proportionately with the decrease in revenue.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	392,526	1,901,324
Cost of revenue	3,170,379	4,120,051
Gross profit	-2,777,853	-2,218,727
Gross margin	-708%	-117%

Training Center Revenue

Revenue	1,993,285	4,079,340
Cost of revenue	1,365,283	1,954,031
Gross profit	628,002	2,125,309
Gross margin	32%	52%

The gross margin for online education division is negative 708% for the nine months ended September 30, 2014 as compared with negative 117% for the nine months ended September 30, 2013. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue did not decrease proportionately.

The gross margin for our training center division decreased to 32% for the nine month ended September 30, 2014 from 52% for the nine months ended September 30, 2013 because cost of revenue did not decrease as much as revenue due to reasons discussed above. As part of our growth strategy, we plan to expand our onsite training network in Beijing and other major cities in order to increase our brand awareness and reputation. With the launch of our new training centers, we expect gross margin for our training center division to continue to decrease, as the newly established centers may not generate sufficient revenue during the early stage.

Selling Expenses

Selling expenses include advertising expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $238,766 or 4% to $5,794,444 for the nine months ended September 30, 2014, from $6,033,210 for the nine months ended September 30, 2013. The decrease in selling expenses was mainly due to the decrease in expenditures relate to the advertising, marketing and promoting activities. During the period, we incurred advertising, marketing and promoting expense amounting to $3,582,183, as compared with $3,748,181 for the same period of in 2013. We will continue to focus on rebuilding our brand name and reputation in the near future, through advertising via media, online and onsite promotion, handouts, brochures, etc. We expect our selling expenses to increase because we will incur marketing and advertising expenses to promote our new platform and develop a large user base.

Administrative Expenses

Administrative expenses increased by $11,860,843 or 180%, to $18,447,595 for the nine months ended September 30, 2014, from $6,586,752 for the nine months ended September 30, 2013. This was mainly due to the increase in research and development expenses primarily consisting of bonuses of approximately $4.5 million granted to our research and development staff for the development and launch of the web-based platform. In the future we expect the administrative expenses to continue to increase because we will incur ongoing maintenance expenses for the web-based platform after it being successfully launched..

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other income was $138,118 for the nine months ended September 30, 2014, an increase of $602,066, as compared to net other expense of $463,948 for the nine months ended September 30, 2013. This is mainly due to no impairment expenses in the nine months ended September 30, 2014, as compared with impairment expense of $606,032 in the nine months ended September 30, 2013.

Income Taxes

The provision for income tax was nil for the nine months ended September 30, 2014 and 2013. In 2014, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $27,808,978, or negative return of $2.63 per share basic and diluted, for the nine months ended September 30, 2014, as compared to net loss of $15,289,736 or negative return of $1.44 per share basic and diluted, for the nine months ended September 30, 2013.

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

As of September 30, 2014, we had working capital of $28,481,610, a decrease of $26,843,647, or 49% from working capital of $55,325,257 as at December 31, 2013 due to significant net loss from operation. However, we still consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At September 30, 2014, we had cash and cash equivalents of $30,683,731, a decrease of $25,693,423 or 46%, from $56,377,154 at December 31, 2013.

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(23,775,529)	$(10,173,757)
Net cash used in investing activities	(1,577,664)	7,078,185
Net cash used in financing activities	-	-

Cash Flow in Operating Activities

Our net cash used in operating activities was $23,775,529 for the nine months ended September 30, 2014, an increase of $13,601,772 or 134% from $10,173,757 for the nine months ended September 30, 2013. This increase was mainly due to the increase in net loss of $12,401,231, from $15,611,310 for the nine months ended September 30, 2013 to net loss of $28,012,541 for the nine months ended September 30, 2014.

Cash Flow in Investing Activities

Our cash used in investing activities was $1,577,664 for the nine months ended September 30, 2014, as compared with cash inflow of $7,078,185 by investing activities for the nine months ended September 30, 2013. Cash used in our investing activities was primarily for renovation of the new offices for the nine months ended September 30, 2014 while the cash inflow from investing activities in the nine months ended September 30, 2013 primarily resulted from the repayment of a loan from NIT in 2013.

Cash Flow in Financing Activities

Our cash used in financing activities was $0 for both the nine months ended September 30, 2014 and 2013.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2014. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

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

CHINA EDUCATION ALLIANCE, INC.

Date: November 19, 2014	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

