Form 10-K
period 2014-12-31
CHINA EDUCATION ALLIANCE INC.
filed 2015-03-31
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code:  + 86-451-8233-5794

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,104,803.20 (5,620,684 shares of common stock held by non-affiliates, closing price on June 30, 2014 was $0.20).

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of March 30, 2015 is 10,582,530.

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

We changed our corporate name to China Education Alliance, Inc. on November 17, 2004.

General

We are an education service company that provides on-line education and on-site training in the People’s Republic of China (“PRC”). We were organized to meet what our founders believe is an unmet need for educational resources throughout the PRC. Based on the Chinese Ministry of Finance’s report, The Implementation of Central and Local Budgets for 2013, the appropriation for education spending in 2014 was RMB4.1 trillion (approximately $667 million), an increase of 8.2% as compared to the previous year (source: http://news.china.com.cn/2015lianghui/2015-03/06/content_34975795.htm). According to Chinese tradition, a good education has always been highly valued, as the people believe that education ensures not only the future and development of the individual but also the family and the country as a whole. Thus, spending on education is one of a family’s major expenditure. However, just as economic development is not even throughout the PRC, there is an uneven allocation of educational resources in the PRC. In general, only students who pass the numerous examinations, which are given at various stages of the educational process, can obtain better educational opportunities at a higher level. We believe that the examination-oriented education has created a market for products from companies that address this need.

One of our principal businesses is the distribution of educational resources through the internet. Our website, www.edu-chn.com, is a comprehensive education network platform which is based on network video technology and large data sources of elementary education resources. We have a database comprised of such resources as test papers that were used for secondary education and university level courses as well as video on demand. Our database includes more than 350,000 exams and test papers and courseware for college, secondary and elementary schools. While some of these exams were given in previous years, we engage experienced instructors and reputable teachers to develop new exams and a methodology for taking the exams. We market this database under the name “Famous Instructor Test Paper Store.” We also offer, through our website, video on demand, which includes tutoring of exam papers and exam techniques. We complement the past exams and test papers by providing an interactive platform for students to understand the key points from the papers and exams. Although a number of the resources are available through our website without charge, we charge our subscribers for services such as the Famous Instructor Test Paper Store and video-on-demand. Subscribers can purchase debit cards which can be used to pay to download material from our website. ZHLD, our wholly owned PRC subsidiary, operates this website and mainly focuses on online education.

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

We have also introduced a program of on-line vocational training services, through our collaboration with the China Vocation Education Society on the website www.360ve.com, which is an internet platform for training agencies and schools to offer their services. We launched www.360ve.com in September 2007 and through this website we offered job search capability and career planning courses for university students. We developed this website in response to the high unemployment rate of PRC college graduates. Many college graduates pursue vocational training after their college education in order to find employment. Our program is designed to establish a long-term training program for college students to build connections with corporations and participate in educational programs prescribed by hiring corporations. As we are currently focusing on the optimization of our on-site training operation and the development and promotion of the Platform as more fully described below, we only devote minimum resources to the maintenance and update of this website. Nevertheless, we will look after opportunities to further venture into the vocational training business once they arise.

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

In connection with the Management Agreement, the Company entered in to a loan agreement (the “Loan Agreement”), pursuant to which the Company loaned NIT RMB 50 million (approximately $7,935,122) to build training facilities and NIT will repay the RMB 50 million (approximately $7,935,122)  in ten years from the date NIT received the loan principal. The loan has an annual interest rate of 20% and the interests will be waived by the Company if NIT makes all payments under the Management Agreement in a timely manner. In the event it prepays the principal and interests that are not due, NIT is subject to a prepayment penalty in the amount of 25% of the loan principal. The loan is secured by the assets of certain guarantors. On March 21, 2011, the Company entered into another agreement (the “Joint College Agreement”) with NIT whereby the Company and NIT would jointly establish Nanchang Institute of Technology College of Vocational Training and Certification. Pursuant to the Joint College Agreement, NIT would provide facilities for free and the Company would provide teachers, curriculums and certificates of trainings and pay all the expenses incurred in the teaching process. In return, NIT and the Company would receive 20% and 80% of the total revenue of the College, respectively.

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

On May 31, 2011, we purchased 100% ownership of Changchun City Chaoyang District Nuoya Foreign Languages School (“Changchun Nuoya”) and Harbin City Nangang District Nuoya Foreign Languages School (“Harbin Nuoya”), two foreign language schools based in the PRC,for RMB 8 million (approximately $1.23 million) pursuant to the share transfer agreements with the shareholders of these two schools. As a result of the acquisition, we have licenses to offer classes in English, Japanese, Korean, Russian, German, French, Spanish, Italian, Arabic, etc. As there is little demand for non-English classes at the time being, the Company has suspended the operation of both schools. However, once the demand for non-English language classes increases, we believe we will be able to quickly offer demanded courses.

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

Based on extensive market research and professional field study, at the beginning of 2012, the Company, through ZHLD, started to design and build a web-based information platform for its online education program - “China Education Cloud Platform” (the “Platform”). One of the main objectives and functions of this Platform is to provide a stable long distance education network for schools, teachers, students, and parents including video/audio courses, cloud-based network service and an online educational administration services system. This Platform is also intended to serve as a comprehensive cloud-based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services, including course management, video releases, examination system, courseware, study cards management system, etc. We launched this platform in early October 2014 and are currently offering free access to teachers, students, schools and educational institutions to develop our user base. After the initial promotion period, we will share with educational institutions and teachers the platform usage, maintenance and service fees paid by the students. Our plan is to contract up to one thousand schools and reputational teachers by the end of 2015. As of the date of this report, we have signed up over 100 schools and educational institutions and we believe we will be able to attract more students to use our platform through extensive partnership with more schools and teachers. We are optimistic about the future profitability of the Platform and hope that the Platform will start generating revenue following the initial promotion period. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned and if we fail, our revenue will be adversely affected.

Corporate Structure

The following diagram illustrates our corporate structure as of the date of this Annual Report.

Education Systems in the PRC

Ever since the PRC was founded in 1949, the PRC government has considered education an important component of its economic and social development.  Recently, with the emergence of its market economy, education has become a priority in the PRC.

According to the Ministry of Finance’s report, The Central and Local Budgets Report for 2015, the government will continue to promote education, science and technology, cultural reform and development. The gross domestic education expenditure of the PRC in 2015 is estimated to be approximately RMB13.5 trillion, an increase of 8.8% over the prior year’s budget. (Source: http://news.china.com.cn/2015lianghui/2015-03/06/content_34975795_2.htm). For the majority of families in China, education costs represent up to 10 percent of their annual household income, second only to their food budget.  We believe that many parents are willing to invest in their children for better and higher education because it is critical for their future opportunities and advancement.  The educational system in the PRC is under pressure to reform and develop.  On March 5, 2014, the second session of the 12th National People’s Congress concluded that the PRC government sets education as a strategic priority with a focus to promote equitable education development, with continued increment of educational resource investments. The government is expected to deepen the comprehensive reform of the education, to actively reform the examination and enrollment system, encourage the development of private schools and accelerate the construction of a modern employment-oriented vocational education system.

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

We have developed some educational software and we own a database covering all levels of basic education from primary school through high school. Our plans for expansion of our business operations include the following:

•	By the end of 2014, we have successfully launched the Platform for the online education which aims to provide a stable network for long-distance education program, video/audio courses, cloud-based network service and the network educational administration services system for teachers, students, and parents and also serve as a comprehensive cloud-based resource/space for educational institutions to share resources among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. Although many e-commence based company have seen the potential high profitability of the online education, and have entered or invested in similar kind of products or platforms, we believe we are ahead of them since our Platform has been put into operation. Our marketing focus in 2015 is to engage more educational institutions to sign up for the Platform and build up our courseware resources.

•	Even though our website is accessible from anywhere in the PRC, course materials are not standardized throughout the PRC, and there are many differences in both the course materials and the resources among the different regions in the PRC. As a result, we believe that we can best serve the students in a region by using our onsite training center to employ local teachers who understand the local educational system. In the past few years, competition in the onsite training market has become very intense, and our expansion plan for training centers has been hampered. In response to the change in market, we have adjusted our strategy and begin integrating our existing onsite training centers and customizing course materials to develop one-on-one tutorial centers to strengthen our competitiveness in the market.

China Education Cloud Platform

Based on extensive market research and professional field study, at the beginning of 2012, the Company, through ZHLD, started to design and build the web-based information Platform. One of the main objectives and functions of this Platform is to provide a stable long distance education network including video/audio courses, cloud-based network service and an online educational administration services system for teachers, students, and parents. This Platform is also intended to serve as a comprehensive cloud-based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services, including course management, video releases, examination system, courseware, study cards management system, etc. We launched this Platform in early October 2014 and are currently offering free access to teachers, students, schools and educational institutions to develop our user base. After the initial promotion period, we will share with educational institutions and teachers the platform usage, maintenance and service fees paid by the students.

As of the date of this report, we have signed up over 100 schools and educational institutions to use our platform. We believe we will be able to attract more students to use our platform through extensive partnership with more schools and teachers. Our plan is to contract up to one thousand schools and reputational teachers by the end of 2015.We are optimistic about the future profitability of the Platform and hope that the Platform will start generating revenue following the initial promotion period. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned and if we fail, our revenue will be adversely affected.

Training Center

We provide on-site teaching services to students including both classroom training and one-on-one tutoring. We have fifteen training facilities in Heilongjiang and Beijing, which can accommodate approximately 2,000 students at the same time. The courses cover each phase of compulsory education, of which junior, middle and high schools are the key parts. Our courses are designed to complement our students' daily school curriculum, and will vary depending on the age of the students as well as the progress of the class. Class subjects include Math, Physics, Chemistry, English, Chinese, etc. We charge students for each class taken. Thus, we determine our enrollment by the number of classes that were taken during a given period of time, and not by the number of individual students. Since the term of the classes vary, we do not schedule classes on a semester basis.

Vocational Training

We have introduced a program of on-line vocational training services through our collaboration with the National Association of Vocation Education of China, on the website, www.360ve.com, which is an internet platform for training agencies and schools to offer their services.

We launched www.360ve.com in September 2007 and through this website we offered job search capability and career planning courses for university students. We developed this website in response to the high unemployment rate of PRC college graduates. Many college graduates pursue vocational training after their college education in order to find employment. Our program is designed to establish a long-term training program for college students to build connections with corporations and participate in educational programs prescribed by hiring corporations. As we are currently focusing on the optimization of our on-site training operation and the development and promotion of the Platform as more fully described below, we only devote minimum resources to the maintenance and update of this website. Nevertheless, we will look after opportunities to further venture into the vocational training business once they arise.

During December 2006, we acquired the fixed assets and franchise rights of Harbin Nangang Compass Computer Training School for their onsite training resources and became the exclusive partner of Beida Qingniao APTEC Software Engineering (“Beida Qingniao”) within Heilongjiang Province in the PRC for vocational training for three years. Our teachers and computer software experts have further updated and developed the course materials acquired from Beida Qingniao, which are used for our on-site vocational training classes on network engineering. As our current strategy is to focus on the development and expansion of the Platform and the optimization of existing training centers, starting 2015, we have suspended our classes at Harbin Nangang Compass Computer training school. However, we believe in the huge potential for vocational training market and will resume and expand our business in vocational training when the chances arise.

Schools

Tianlang

Established in 1999, Tianlang is a tutoring school based in Harbin, the PRC. Tianlang has a number of campuses, including the provincial government campus, Aijian campus, Yanchang campus, Harbin Institute of Technology – Science Park campus, and Hujunjie campus, etc., with the main school campus located at Jiao Hua Road, Harbin. Tianlang mainly offers examination orientated training classes for primary school, middle school, and high school students, also provides one-on-one tutoring lessons with reputable teachers. In the middle of 2014, the government of Heilongjiang province, where Tianlang is located announced policies prohibiting teachers of public schools from engaging in any tutoring/training classes outside of public schools. All the teachers hired by Tianlang are public school teachers. As a result, Tianlang had to cut its class offerings dramatically due to lack of teachers and the revenue from Tianlang dropped approximately 32% to $0.8 million for the year 2014. The Company did not foresee that the investment cost in Tianlang is recoverable in the near future. As a result, the Company conducted impairment test by the end of 2014, and recorded an impairment loss of $3,254,308 for the year 2014.

Harbin Nuoya and Changchun Nuoya

Harbin Nuoya was established in 2006 and Changchun Nuoya was established in 2007. Both schools offered various language learning classes including English, Korean, Japanese, Russian, French, German, and Spanish. Both schools used to be among the largest language learning schools in their provinces, especially for non-English foreign languages. However, due to the little market demand for non-English classes, the Company has suspended course offerings in both schools, and as such, the Company has taken an impairment charge of $2,053,205 for Changchun Nuoya and Harbin Nuoya for the fiscal year ended December 31, 2013. There were no further impairment charges during year ended December 31, 2014.

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

Towards the end of 2014, we successfully launched our Platform. In order to promote the platform, we are offering free trials to students, teachers, schools and educational institutions during the initial promotion period. Meanwhile, we have engaged our own sales personnel and third party marketing firms to market and promote this Platform by setting up roadshow at education exhibitions, attending school conferences in different areas and conducting direct one-on-one demonstrations.

Our total advertising and marketing expenses incurred for the years ended December 31, 2014 and 2013 were $4,080,944, and $6,714,005, respectively.

Major Customers

We have own sales team to market and sell our products and services directly to our end customers and do not engage any third party agency for sales. The Company does not have any major customer that contributed to a significant part of its revenue for the fiscal years of 2014, and 2013.

Competition

We are currently under business restructuring and transition stage, and compete with a number of PRC and international companies that sell educational materials in the PRC market. Many of our competitors are larger, more established companies, such as Longwen Education Group and TAL Education, many of which have diverse businesses and are better specialized in either online educational filed, onsite training businesses, or both. Apart from large well established educational groups, these are many new local companies that are entering the educational market in the PRC and usually offer products and services at lower costs to build up their market shares. Additionally, many companies that traditionally were not involved in the education industry, such as Tencent and Alibaba, have realized the potential profitability of online education, and have invested or developed online education platforms of similar kind, which pose challenges for our Platform. We believe we are one step ahead in the competition since our Platform is already in operation and we also have ongoing and planned business promotion activities to further market the Platform. However, we will have to ensure our marketing strategies are effective and advance our competitive strength in this market.

Research and Development

Towards the end of 2012, we engaged third party internet technology companies to develop the Platform to provide a stable long- distance education network including video/audio courses, cloud based network service for teachers, students, and parents and the network educational administration services system and also serve as a comprehensive cloud based resource/space for educational institutions to share resources among themselves, including course management, video releases, examination system, courseware, study cards management system, etc. We also teamed our own personnel to assist these third party developers to add functionalities to the platform. By the end of 2014, we successfully launched the platform. Our research and development efforts will be focused on further improvement and upgrade of the Platform based on market demand and customer feedbacks as well as routine maintenance.

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

Regulations on Private Education

The principal regulations governing private education in China consist of the Education Law of the PRC, the Law for Promoting Private Education (2003), as amended, and the Implementation Rules for the Law for Promoting Private Education (2004), and the Regulations on Chinese-Foreign Cooperation in Operating Schools. Below is a summary of the relevant provisions of these regulations.

Education Law of the PRC

On March 18, 1995, the National People’s Congress enacted the Education Law of the PRC, or the Education Law. The Education Law sets forth provisions relating to the fundamental education systems of the PRC, including a school system of pre-school education, primary education, secondary education and higher education, a system of nine-year compulsory education and a system of education certificates. The Education Law stipulates that the government should formulate plans for the development of education and establish and operate schools and other institutions of education, and that in principle, enterprises, social organizations and individuals are encouraged to operate schools and other types of educational organizations in accordance with PRC laws and regulations. However, no organization or individual may establish or operate a school or any other institution of education for profit-making purposes, though private schools may be operated for “reasonable returns,” as described in more detail below.

The Law for Promoting Private Education (2003) and the Implementation Rules for the Law for Promoting Private Education (2004)

The Law for Promoting Private Education became effective on September 1, 2003 and was amended on June 29, 2013, and the Implementation Rules for the Law for Promoting Private Education became effective on April 1, 2004. Under these regulations, “private schools” are defined as schools established by social organizations or individuals using non-government funds. In addition, private schools providing certifications, pre-school education, education for self-study aid and other academic education shall be subject to approval by the education authorities, while private schools engaging in occupational qualification training and occupational skill training shall be subject to approvals from the authorities in charge of labor and social welfare. A duly approved private school will be granted a Permit for Operating a Private School, and shall be registered with the Ministry of Civil Affairs or its local counterparts as a privately run non-enterprise institution. Each of our schools has obtained the Permit for Operating a Private School and has been registered with the relevant local counterpart of the Ministry of Civil Affairs.

Under the above regulations, private schools have the same status as public schools, though private schools are prohibited from providing military, police, political and other kinds of education which are of a special nature. Government-run schools that provide compulsory education are not permitted to be converted into private schools. In addition, the operation of a private school is highly regulated. For example, the types and amounts of fees charged by a private school providing certifications shall be approved by the governmental pricing authority and be publicly disclosed. A private school that does not provide certifications shall file its pricing information with the governmental pricing authority and publicly disclose such information. Currently none of our schools provides a diploma or certification to students.

Private education is treated as a public welfare undertaking under the regulations. Nonetheless, investors of a private school may choose to require “reasonable returns” from the annual net balance of the school after deduction of costs, donations received, government subsidies, if any, the reserved development fund and other expenses as required by the regulations. Private schools are divided into three categories: private schools established with donated funds; private schools that require reasonable returns and private schools that do not require reasonable returns.

The election to establish a private school requiring reasonable returns shall be provided in the articles of association of the school. The percentage of the school’s annual net balance that can be distributed as reasonable return shall be determined by the school’s board of directors, taking into consideration the following factors: (1) items and criteria for the school’s fees, (2) the ratio of the school’s expenses used for educational activities and improving the educational conditions to the total fees collected, and (3) the admission standards and educational quality. The relevant information relating to the above factors shall be publicly disclosed before the school’s board determines the percentage of the school’s annual net balance that can be distributed as reasonable returns. Such information and the decision to distribute reasonable returns shall also be filed with the approval authorities within 15 days from the decision made by the board. However, none of the current PRC laws and regulations provides a formula or guidelines for determining “reasonable returns.” In addition, none of the current PRC laws and regulations sets forth different requirements or restrictions on a private school’s ability to operate its education business based on such school’s status as a school that requires reasonable returns or a school that does not require reasonable returns.

At the end of each fiscal year, every private school is required to allocate a certain amount to its development fund for the construction or maintenance of the school or procurement or upgrade of educational equipment. In the case of a private school that requires reasonable returns, this amount shall be no less than 25% of the annual net income of the school, while in the case of a private school that does not require reasonable returns, this amount shall be equal to no less than 25% of the annual increase in the net assets of the school, if any. Private schools that do not require reasonable returns shall be entitled to the same preferential tax treatment as public schools, while the preferential tax treatment policies applicable to private schools requiring reasonable returns shall be formulated by the finance authority, taxation authority and other authorities under the State Council. To date, however, no regulations have been promulgated by the relevant authorities in this regard. As of the date of this report, three of our schools elected as schools not requiring reasonable returns, one of our schools elected as schools requiring reasonable returns, and the remaining schools are not classified. Preferential tax treatments granted to our schools by governmental authorities are subject to review and may be adjusted or revoked at any time in the future.

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

According to the Administrative License Law promulgated by the National People’s Congress on August 27, 2003 and effective as of July 1, 2004, only laws promulgated by the National People’s Congress and regulations and decisions promulgated by the State Council may establish administrative license requirements. On June 29, 2004, the State Council promulgated the Decision on Cutting Down Administrative Licenses for the Administrative Examination and Approval Items Really Necessary to be Retained, in which the administrative license for “online education schools” was retained, while the administrative license for “educational websites” was not retained. On January 1, 2014, the State Council promulgated the Decision to Cancel or to Delegate another Batch of Administrative Approval Items to Lower Level, in which the administrative license for “online education schools” was cancelled.

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

Employees

As of date of this report, we had approximately 1,071 employees, consisting of 35 executives, 52 administrative and finance employees, 128 marketing and sales personnel, 613 research and development staff, 57 information technology technicians, 12 designers, 121 teaching and education administrative staff, and 53 other employees engaged in security, planning, human resources and other activities. We have no collective bargaining agreements, and we believe that we have good relations with our employees.

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

The Company has 18 office leases and training center leases which expire at various dates from February 2015 through February 2019. The Company incurred an aggregate of $1,361,739 as rent expenses for the year ended December 31, 2014. Set forth below are some of our major leases:

Our Beijing office is located at 8 Gaojing Culture Park, Chaoyang District, Beijing, PRC, with a total floor area of 1,325 square meters (approximately 14,262 square feet).   We began using this office space in April 2014.  The office's lease term is 60 months from April 11, 2014 to April 10, 2019.  The annual rent is RMB 202,150 (approximately $32,893).

Heilongjiang Zhonghe Education Training Center (“ZHTC”) has several locations for the onsite training facility, and its main office is located at 480 Xinyang Road, Daoli District, Harbin, Herlongjiang Province, PRC.

HYPX’s main training center is located at 12 Meishuguan Road, Dongcheng District, Beijing, PRC, which has a total area of 370 square meters (approximately 3,982 square feet) with an annual rent of RMB 83,333 (approximately $13,600).

Tianlang has several locations, and the main school is located at Jiao Hua Street , Harbin, PRC, which has a total area of 1,600 square meters (approximately 17,222 square feet) with an annual rent of RMB 304,800 (approximately $47,224).

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on OTCQX since January 25, 2012 under the symbol “CEAI.” From December 29, 2011 to January 24, 2012, our common stock was traded on OTCQB under the symbol “CEAI.” Our common stock was traded on the NYSE from January 27, 2010 to December 28, 2011 under the symbol CEU. From July 20, 2009 to January 26, 2010, our common stock was traded on the NYSE Amex under the symbol CEU. Prior to July 20, 2009, our common stock was traded on the OTC Bulletin Board under the trading symbol CEUA.OB. The table below presents the high and low bid for our common stock for each quarter from January 1, 2013 through December 31, 2014. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2013
1st Quarter	$0.76	$0.25
2nd Quarter	$0.60	$0.23
3rd Quarter	$0.48	$0.24
4th Quarter	$0.64	$0.23

Year ended December 31, 2014
1st Quarter	$0.44	$0.23
2nd Quarter	$0.39	$0.16
3rd Quarter	$0.27	$0.12
4th Quarter	$0.20	$0.06

As of March 30, 2015, we had 10,582,530 shares of common stock outstanding and held of record by 168 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On March 30, 2015, the closing price of our common stock on OTCQX was $0.08 per share.

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

Set forth below is our equity compensation plan information as of December 31, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans	-	-	24,109
approved by security holders	-	$-	274,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	298,109

Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

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

Based on extensive market research and professional field study, at the beginning of 2012, the Company, through ZHLD, started to design and build a web-based information platform for its online education program - “China Education Cloud Platform” (the “Platform”). One of the main objectives and functions of this Platform is to provide a stable long distance education network for schools, teachers, students, and parents including video/audio courses, cloud-based network service and an online educational administration services system. This Platform is also intended to serve as a comprehensive cloud-based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services, including course management, video releases, examination system, courseware, study cards management system, etc. We launched this platform in early October 2014 and are currently offering free access to teachers, students, schools and educational institutions to develop our user base. After the initial promotion period, we will share with educational institutions and teachers the platform usage, maintenance and service fees paid by the students. Our plan is to contract up to one thousand schools and reputational teachers by the end of 2015. As of the date of this report, we have signed up over 100 schools and educational institutions and we believe we will be able to attract more students to use our platform through extensive partnership with more schools and teachers. We are optimistic about the future profitability of the Platform and hope that the Platform will start generating revenue following the initial promotion period. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned and if we fail, our revenue will be adversely affected.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table sets forth information from our statements of operations for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31, 2014		December 31, 2013

Revenue	$2,727,571	100.00%	$6,709,830	100.00%
Cost of revenue	5,729,540	210.06%	7,559,193	112.66%
Gross Loss	-3,001,969	-110.06%	-849,363	-12.66%
Selling expenses	6,776,783	248.45%	10,217,712	152.28%
Administrative expenses	23,747,084	870.63%	8,701,767	129.69%
Other income	(3,115,130)	-114.21%	(2,577,860)	-38.42%
Loss from operations	(35,894,422)	-1315.98%	(23,055,789)	-343.61%
Net loss before provision for income tax	(39,009,552)	-1430.19%	(25,633,649)	-382.03%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(37,385,905)	-1370.67%	(24,669,775)	-367.67%
Net loss	(39,009,552)	-1430.19%	(25,633,649)	-382.03%

Revenue

Revenue for the year ended December 31, 2014 decreased by $3,982,259, or 59%, to $2,727,571 from $6,709,830 for the year ended December 31, 2013.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $1,660,180, or 77%, to $508,623 for the year ended December 31, 2014 from $2,168,803 for the prior year.

Revenue from the training center division is mostly from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $2,322,079, or 51% to $2,218,948 for the year ended December 31, 2014 from $4,541,027 for the prior year.

The decline in revenue in the year 2014 was a result of decline in revenue across all of our business. We believe the main reason was our continuously weakening brand recognition in the main targeted market and increased competition from new competitors who entered into this market during the year 2014. In addition, in the middle of 2014, the local government in Harbin announced policies prohibiting teachers of public schools from engaging in any tutoring/training classes outside of public schools. Since all the teachers hired by Tianlang are public school teachers, Tianlang had to cut its class offerings dramatically as a result of these policies, which directly affected our revenue for the training center division.

However, we believe the rise of the online education industry in China presents a good opportunity for us to improve and develop our online education business. We have been focusing on the development and promotion of our online education business and successfully launched the Platform by the end of 2014.

During the initial operation period of the Platform, we offer free access to the platform to teachers and students with an aim to quickly develop the user base, establish an interactive teaching and learning platform with an aim to achieve a leading position within the industry. After this initial promotion period, we will share with teachers and educational institutions the platform usage, maintenance and service fees paid by students. Our plan is to contract up to one thousand educational institutions and reputable teachers in China by the end of 2015. As of the date of this report, we have entered into agreements with over 100 schools and educational institutions that will use our Platform and services to offer live or on demand online courses. We hope that the Platform will start to generate revenue upon expiration of the one year free trial period. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned and if we fail, our revenue will be adversely affected.

Cost of Revenue

Our overall cost of revenue decreased by $1,829,653 or 24% to $5,729,540 for the year ended December 31, 2014, from $7,559,193 for the prior year.

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

The cost of revenue for the online education division decreased by $1,117,683 or 21% to $4,182,498 for the year ended December 31, 2014, from $5,300,181 for the prior year. The decrease was primarily due to the decrease in purchase of study materials and decrease in depreciation costs resulting from decreased expenditure on fixed assets. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $711,970 or 32% to $1,547,042 for the year ended December 31, 2014 from $2,259,012 for the prior year. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the year ended December 31, 2014 particularly the dramatic decrease in the course offerings of Tianlang as compared to the year 2013,

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31, 2014		December 31, 2013

Online Education	$		$

Revenue		508,623		2,168,803
Cost of revenue		4,182,498		5,300,181
Gross loss		-3,673,875		-3,131,378
Gross margin		-722%		-144%

Training Center Revenue

Revenue		2,218,948		4,541,027
Cost of revenue		1,547,042		2,259,012
Gross profit		671,906		2,282,015
Gross margin		30%		50%

The gross margin for online education division is negative 722% for the year ended December 31, 2014 as compared with negative 144% for the prior year. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue did not decrease proportionately.

The gross margin for our training center division decreased to 30% for the year ended December 31, 2014 from 50% for the prior year because cost of revenue did not decrease as much as revenue due to reasons discussed above.

Selling Expenses

Selling expenses include advertising and marketing expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $3,440,929 or 34% to $6,776,783 for the year ended December 31, 2014, from $10,217,712 for the prior year. The decrease in selling expenses was mainly due to the decrease in expenditures in connection with outsourced marketing activities to rebuild our brand name and reputation. During the year ended December 31, 2014, we continued our efforts to rebuild our brand name and reputation mostly through our own personnel. We expect our selling expenses to increase because we will incur marketing and advertising expenses to promote our Platform in order to develop a large user base as quick as possible.

Administrative Expenses

Administrative expenses increased by $15,045,317 or 173%, to $23,747,084 for the year ended December 31, 2014, from $8,701,767 for the prior year. This was mainly due to the increase in research and development expenses for the development and launch of the Platform. In the future we expect the administrative expenses to remain at this level because we will incur ongoing research and development expenses for the maintenance and further development of the Platform.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other expense was $3,115,130 for the year ended December 31, 2014, an increase of $537,270, as compared to net expense of $2,577,860 for the year ended December 31, 2013. This is mainly due to increase in impairment expenses of $507,686, or 18% to $3,254,308 we incurred for Tianlang for the reason described in the above during the year ended December 31, 2014, as compared with an impairment loss of $2,746,622 which was recorded for Harbin Nuoya and Changchun Nuoya in 2013.

Income Taxes

The provision for income tax was nil for the year ended December 31, 2014 and 2013. In 2014, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $37,385,905, or negative return of $3.53 per share basic and diluted, for the year ended December 31, 2014, as compared to net loss of $24,669,775 or negative return of $2.33 per share basic and diluted, for the year ended December 31, 2013.

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

As of December 31, 2014, we had working capital of $21,779,187, a decrease of $33,546,070, or 61% from working capital of $55,325,257 at December 31, 2013 mainly due to significant losses from operations. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At December 31, 2014, we had cash and cash equivalents of $22,696,126, a decrease of $33,681,028 or 60%, from $56,377,154 for the prior year.

	Years Ended December 31,
	2014	2013

Net cash (used in) provided by operating activities	$(31,748,956)	$(16,258,462)
Net cash used in investing activities	(1,606,732)	7,098,505
Net cash used in financing activities	-	(355,177)

Cash Flow in Operating Activities

Our net cash used in operating activities was $31,748,956 for the year ended December 31, 2014, an increase of $15,490,494 or 95% from $16,258,462 for the year ended December 31, 2013. This increase was mainly due to the increase in net loss of $13,375,903, from $25,633,649 for the year ended December 31, 2013 to net loss of $39,009,552 for the year ended December 31, 2014.

Cash Flow in Investing Activities

Our cash used in investing activities was $1,606,732 for the year ended December 31, 2014, as compared with cash inflow of $7,098,505 by investing activities for the year ended December 31, 2013. Cash used in our investing activities for the year ended December 31, 2014 was primarily for renovation of the new offices we rented in April 2014 while the cash inflow from investing activities in the year ended December 31, 2013 primarily resulted from the repayment of a loan from NIT in 2013.

Cash Flow in Financing Activities

Our cash used in financing activities was $0 for the year ended December 31, 2014, as compared with cash dividend totaling $355,177 paid to noncontrolling shareholders in 2013.

We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to improve and promote our platform as well as to optimize the operation of our on-site training centers. We believe we have adequate working capital to fund future growth activities. Although currently we do not have any plans to complete any acquisitions, it is possible that we may seek to acquire one or more businesses in the education sector, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

China Education Alliance, Inc. and Subsidiaries

Item 8. Financial Statements and Supplementary Data.

AWC (CPA) LIMITED Certified Public Accountants (Practising) 正大會計師事務所有限公司
7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong. 香港皇后大道中三五九至三六一號南島商業大☐七樓 Tel : (852) 2851 7954 Fax: (852) 2545 4086

To:	The board of directors and stockholders of
China Education Alliance, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Education Alliance, Inc. and subsidiaries ("the Group") as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and 2013 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Education Alliance, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AWC (CPA) Limited
Hong Kong, China	AWC (CPA) Limited
March 31, 2015	Certified Public Account

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$22,696,126	$56,377,154
Accounts receivable	22,763	-
Other receivables	464,550	262,547
Prepaid expenses and other current assets	594,390	727,708
Total current assets	23,777,829	57,367,409

Non-current Assets
Property and equipment, net	6,555,511	8,251,612
Intangibles and capitalized software, net	961,839	5,099,934
Total non-current assets	7,517,350	13,351,546

Total Assets	$31,295,179	$70,718,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$468,098	$1,076,625
Deferred revenue	1,319,962	854,027
Income tax and other taxes payable	210,582	111,500
Total current liabilities	1,998,642	2,042,152

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of December 31, 2014 and 2013, respectively; 137,512 and 137,512 shares held in treasury, as of December 31, 2014 and 2013, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,942,009
Statutory reserve	3,792,161	3,792,161
Retained earnings	(25,859,244)	11,516,661
Accumulated other comprehensive income	12,338,272	12,705,287
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	30,246,709	67,989,629
Noncontrolling interests in subsidiaries	(950,172)	687,174
Total stockholders' equity	29,296,537	68,676,803

Total Liabilities and Stockholders' Equity	$31,295,179	$70,718,955

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31
	2014	2013

Revenue
Online education revenue	$508,623	$2,168,803
Training center revenue	2,218,948	4,541,027
Total revenue	2,727,571	6,709,830

Cost of Revenue
Online education costs	4,182,498	5,300,181
Training center costs	1,547,042	2,259,012
Total cost of revenue	5,729,540	7,559,193

Gross Profit/(Loss)
Online education gross loss	(3,673,875)	(3,131,378)
Training center gross profit	671,906	2,282,015
Total gross loss	(3,001,969)	(849,363)

Operating Expenses
Selling expenses	6,776,783	10,217,712
Administrative expenses	23,747,084	8,701,767
Depreciation and amortization	2,368,586	3,286,947
Total operating expenses	32,892,453	22,206,426

Loss from operations	(35,894,422)	(23,055,789)

Other Income (Expense)
Other income(expenses), net	29,985	(24,355)
Loss on disposal of property and equipment	(38,210)	(22,859)
Impairment loss on intangible assets	(3,254,308)	(2,746,622)
Interest income	147,403	215,976
Total other expense, net	(3,115,130)	(2,577,860)

Net Loss Before Provision for Income Tax	(39,009,552)	(25,633,649)
Income taxes:
Current	-	-
Deferred	-	-

Net Loss	(39,009,552)	(25,633,649)
Net Loss attributable to the noncontrolling interests	(1,633,647)	(963,874)
Net Loss - attributable to CEAI and Subsidiaries	$(37,375,905)	$(24,669,775)

Net Loss per common stock-basic and diluted	$(3.53)	$(2.33)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(37,375,905)	$(24,669,775)
Foreign currency translation adjustment	(367,015)	2,382,797

Comprehensive Loss	$(37,742,920)	$(22,286,978)

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(39,009,552)	$(25,633,649)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization - operating expenses	2,368,586	3,286,948
Depreciation and amortization - cost of revenue	1,730,107	2,709,788
Loss on disposal of fixed assets	38,210	22,859
Bad debt written off on other receivables	-	-
Impairment loss on intangible assets	3,254,308	2,746,622
Stock based compensation	-	794
Net changes in operating assets and liabilities
Accounts receivable	(22,764)	-
Prepaid expenses and other receivables	(74,083)	549,542
Deferred tax assets	-	-
Accounts payable and accrued liabilities	(603,505)	(37,798)
Income tax and other taxes payable	99,082	(68,044)
Deferred revenue	470,655	164,476
Net cash used in operating activities	(31,748,956)	(16,258,462)

Cash flows from investing activities
Purchases of property and equipment	(1,625,599)	(996,551)
Loan received back from NIT	-	8,072,197
Proceeds from disposal of property and equipment	18,867	22,859
Net cash (used in) provided by investing activities	(1,606,732)	7,098,505

Cash flows from financing activities
Dividend paid to noncontrolling shareholders	-	(355,177)
Net cash used in financing activities	-	(355,177)

Effect of exchange rate changes on cash	(325,340)	1,719,371

Net decrease in cash and cash equivalents	(33,681,028)	(7,795,763)

Cash and cash equivalents at beginning of period	56,377,154	64,172,917

Cash and cash equivalents at end of period	$22,696,126	$56,377,154

Supplemental disclosure of cash flow information
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Stockholder's Equity

	Common stocks	Additional paid- in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Treasury stocks	Total CEAI stockholders' equity	Noncontrolling interest	Total stockholders' equity
	US$	US$	US$	US$	US$	US$	US$	US$	US$

As of December 31, 2013	10,583	40,942,009	3,792,161	11,516,661	12,705,287	(977,072)	67,989,629	687,174	68,676,803

Loss for the period				(37,375,905)			(37,375,905)	(1,633,647)	(39,009,552)

Stock based compensation							-		-

Exchange adjustments					(367,015)		(367,015)	(3,699)	(370,714)

Dividend									-

As of December 31, 2014	10,583	40,942,009	3,792,161	(25,859,244)	12,338,272	(977,072)	30,246,709	(950,172)	29,296,537

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

for the Years Ended December 31, 2014 and 2013

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

On February 25, 2011, the Company entered into a share transfer agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 students, based in Harbin, PRC. Pursuant to the share transfer agreement, the Company purchased 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively. Tianlang had established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder. The acquisition of Tianlang was completed in April 2011. We are currently co-managing Tianlang with the previous majority owner. The Company and the previous majority owner will be entitled to 60% and 40%, respectively, of the profits of Tianlang. The Company did not foresee that the investment cost in Tianlang is recoverable in the near future. As a result, the Company conducted impairment test by the end of 2014, and the impairment loss of $3,254,308 has been included in this financial statement.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of December 31, 2014 and 2013. The Company’s cash at their US banks is in excess of statutorily insured limits at $788,942 and $1,282,348, as of December 31, 2014 and 2013, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the years ended December 31, 2014 and 2013, the Company recorded $3,254,308 and $2,746,622, respectively, as impairment loss.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the years ended December 31, 2014 and 2013.

	As of December 31,
	2014	2013
RMB: US$ exchange rate	6.1460	6.1122

	Year Ended December 31,
	2014	2013
Average RMB: US$ exchange rate	6.1457	6.2132

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of December 31, 2014 and 2013 was $1,319,962 and $854,027, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the media channel and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2014 and 2013 were $4.080,994 and $7,035,270, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the years ended December 31, 2014 and 2013 are related to the Company’s PRC operations.

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

Income Tax

Private schools or colleges operated for reasonable returns, such as our subsidiary Tianlang, are subject to income taxes at 25%, but were sometimes subject to deemed amounts or preferential tax arrangement of income tax to be determined by the relevant tax authorities. Our subsidiary Tianlang had not yet been charged income taxes under current regulation. The Company is unable to accurately estimate the chance of having the Tianlang’s tax position being challenged by PRC tax authorities; therefore the Company did not record any tax liabilities in respect of Tianlang’s profits.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2014, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of December 31, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no deferred tax assets as of December 31, 2014 and 2013.

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

The Company did not record any stock-based compensation expenses for the years ended December 31, 2014 and 2013.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of December 31, 2014 and 2013, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of December 31, 2014 and 2013, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $788,942 and $1,282,348, respectively, in funds in excess of FDIC insured amounts.

For the years ended December 31, 2014 and 2013, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries, ZHTC, Changchun Nuoya and Harbin Nuoya, are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of December 31, 2014 and 2013, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $32,884,052 and $34,041,297, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	December 31, 2014	December 31, 2013

Cash on Hand -China	$50,871	$384,189
Bank Deposits-China	21,606,313	54,460,617
Bank Deposits-US	1,038,942	1,532,348
	$22,696,126	$56,377,154

6.	Other Receivables

Other receivable consist of the following:

	December 31, 2014	December 31, 2013

Deposits	$386,750	$257,061
Staff Borrowings	54,350	5,486
Others	23,450	-
	$464,550	$262,547

7.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	December 31, 2014	December 31, 2013

Prepaid rent	$339,888	$517,375
Prepaid teachers and online material	215,715	172,128
Prepaid services and professional fees	12,474	16,349
Other prepaid expenses	26,313	21,856
	$594,390	$727,708

8.	Property and equipment, net

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013

Buildings	$1,446,146	$1,454,144
Transportation vehicles	142,066	107,547
Communication equipment	9,535,304	10,353,715
Furniture and fixtures	5,224,229	5,600,492
Leasehold improvement	5,554,811	4,006,759
	21,902,556	21,522,657
Less: Accumulated Depreciation	(15,347,045)	(13,271,045)
Property and Equipment, net	$6,555,511	$8,251,612

For the years ended December 31, 2014 and 2013, depreciation expenses totaled $3,242,752 and $4,373,308, respectively. For the years ended December 31, 2014 and 2013, loss on disposal of fixed assets was $38,210 and $ 22,859, respectively.

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

The Company did not foresee that the investment cost is recoverable in the near future, and concluded for the group reporting that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying value. As a result, the Company conducted the impairment test for intangible assets, which resulted in impairment expenses for the years ended December 31, 2014 and 2013 were $3,254,308 and $2,746,622, respectively.

Intangibles and capitalized software consist of the following:

	December 31, 2014	December 31, 2013

ACCP training course	$820,046	$824,580
BENET training course	57,436	57,753
Usage rights- Job Seekers	488,122	490,822
Usage rights- Learners	325,415	327,214
Others	2,507,075	2,515,352
Domain names	9,634,749	9,677,038
Course materials	545,164	547,663
Student list	806,103	809,702
Teacher list	1,061,977	1,066,476
	16,246,087	16,316,600
Less: Impairments	(7,390,020)	(4,142,169)
Less: accumulated amortization	(7,894,228)	(7,074,497)
Intangible and Capitalized Software, net	$961,839	$5,099,934

For the years ended December 31, 2014 and 2013, amortization expenses were $855,941 and $1,623,428, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,
2015	$298,785
2016	203,375
2017	108,160
2018	108,160
2019	108,160
$826,640

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2014	December 31, 2013

Accrued payroll	115,615	108,492
Accrued expenses	13,750	153,162
Other payables	338,733	814,971
	$468,098	$1,076,625

11.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of December 31, 2014 and 2013, the Company had deferred revenue of $1,319,962 and $854,027, respectively.

12.	Stockholders’ Equity

The Company had no equity transactions for the years ended December 31, 2014 and 2013.

13.	Warrants and options

Stock Options

During the years ended December 31, 2014 and 2013, the Company did not issue any stock options. The total stock based compensation was $0 and $794, respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of December 31, 2014, there were no stock options outstanding. As of December 31, 2014, there was no unrecognized compensation expense related to stock options.

Stock option activity for the year ended December 31, 2014 is summarized as follows:

	Shares underlying options	Weighted average exercise price
Outstanding as of December 31, 2013	52,667	$2.67
Granted	-	-
Exercised	-	-
Expired / cancelled / forfeited	(52,667)	2.67
Outstanding as of December 31, 2014	-	$-
Exercisable and vested as of December 31, 2014	-	$-

14.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the years ended December 31, 2014 and 2013, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Years Ended December 31,
	2014	2013
Net loss to common shareholders	$(37,375,905)	$(24,669,775)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(3.53)	$(2.33)

During the years ended December 31, 2014 and 2013, options to purchase 0 and 52,667 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

15.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2014 and 2013 were $113,905 and $94,052, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has office leases and training center leases which expire at various dates from February 2015 through April 2019. The Company recorded an aggregate of 1,361,739 and 1,680,150 as rent expenses for the years ended December 31, 2014 and 2013, respectively. Rental commitments as of December 31, 2014 are as follows:

Years ending December 31,
2015	$918,962
2016	723,058
2017	490,167
2018	443,021
2019	-
$2,575,208

16.	Operating Risk

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

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The public welfare fund no longer requires the Company to contribute, but the Company can’t dissolve it. As of December 31, 2007, the Company appropriated 50% of its registered capital to statutory reserve for Heilongjiang Zhonghe Education Training Center, and has not contributed additional funds to this subsidiary statutory surplus reserve, as they are in compliance with all applicable PRC rules. The Company’s other subsidiary has not reached their maximum contribution required for their statutory reserve; accordingly contributions were made for the year ended December 31, 2013. For the years ended December 31, 2014 and 2013, statutory reserves activity is as follows:

	Harbin Zhong He Li Da Education Technology, Inc	Heilongjiang Zhonghe Education Training Center	Total
Balance – January 1, 2013	$3,510,294	$281,867	$3,792,161
Allocations to Statutory reserves	-	-	-
Balance – December 31, 2013	3,510,294	281,867	3,792,161
Allocations to Statutory reserves	-	-	-
Balance – December 31, 2014	$3,510,294	$281,867	$3,792,161

18.	Related Party Transactions

For the years ended December 31 2014 and 2013, the Company entered into transactions with a related party amounting to $0 and $960,503, respectively. As of December 31, 2014 and 2013, the Company owed a related party $0 and $689,720, respectively.

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

In the years ended December 31, 2014 and 2013, ZHLD continues being qualified as a technology and software entity, and is entitled to a 15% statutory PRC enterprise income tax rate. The Company’s subsidiaries, ZHTC, TL, Harbin Nuoya, Changchun Nuoya and Beijing Xicheng District Hua Yu Pin Xue Training School are currently exempted from PRC taxation, as these subsidiaries operate a business enterprise engaged in educational opportunities. The Company’s other subsidiaries; BHYHZ, ZHLDBJ, ZHLDIT, HYPX and Beijing Xicheng District Hua Yu Pin Xue Training School are taxed at the PRC statutory rate (25%), and have incurred operating losses during the year.

The components of income (loss) before income tax consist of approximately following:

	Year Ended December 31,
	2014	2013
U.S Operations	$(469,400)	$(1,302,000)
Chinese Operations	(38,540,100)	(24,332,000)
	$(39,009,500)	$(25,634,000)

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2014	2013
Income tax (benefit) provision at Federal statutory rate	$(13,653,000)	$(7,589,000)
State income taxes, net of Federal benefit	(1,755,000)	(976,000)
U.S. tax rate in excess of foreign tax rate	5,974,000	3,159,000
Increase in valuation allowance	9,434,000	5,406,000
Tax provision	$-	$-

The Company has a U.S net operating loss carryforward of approximately $8,400,000 as of December 31, 2014 which will expire through 2030. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2005.

The deferred tax asset of approximately $7,150,000 associated with these net operating loss carryforwards was fully reserved as of December 31, 2014.

Deferred income tax for 2014 and 2013 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws.

The approximately tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Tax loss carried forward	$7,150,000	$6,807,000
Valuation allowance	(7,150,000)	(6,807,000)
Total non-current deferred tax assets	$-	$-

20.	Subsequent Events

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2014. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer. Based on our evaluation, we determined that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

On January 13, 2015, our independent public accounting firm, Albert Wong & Co. was succeeded by AWC (CPA) Limited, in the registration status in Public Company Accounting Oversight Board (“PCAOB”). AWC (CPA) Limited is not a separately registered entity with the PCAOB and therefore we are not required to file a current report on Form 8-K under item 4.01.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this Annual Report. All of our officers and directors are reside of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Xiqun Yu	47	Chairman of the board, Chief Executive Officer, and President
Cloris Li	33	Chief Financial Officer
Xiaohua Gu [1,2,3]	41	Director
Liansheng Zhang [1,2,3]	73	Director

1	Member of the audit committee.

2	Member of the compensation committee.

3	Member of the nominating committee.

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

Our directors will serve until the annual meeting of stockholders in 2015 and until his respective successors have been elected and have qualified, or until his earlier resignation, removal or death.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board and the Nominating Committee consider the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs

Qualifications for All Directors

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

Save as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our directors or officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

·	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

·	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

·	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

·	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

·	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The members of the compensation committee currently are Liansheng Zhang (Chairman) and Xiaohua Gu. The members of our compensation committee or their affiliates did not provide additional service to the Company or its affiliates in an amount in excess of $120,000 during the Company’s fiscal year ended December 31, 2014.

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

The board and its committees held the following number of meetings during the fiscal year of 2014.

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

Our Board of Directors has overall responsibility for risk oversight. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

·	The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

·	The Nominating Committee oversees risks related to the company’s governance structure and processes.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2014, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to China Education Alliance, Inc. and its subsidiaries in the fiscal years ended December 31, 2014 and 2013 in their capacity as such officers.  Mr. Xiqun Yu, our chief executive officer and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

							Change in
							Pension
							Value and
						Non-equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal	Fiscal		Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	Salary ($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Xiqun Yu	2013	34,900	—	—	—	—	—	—	34,900
Chief Executive Officer (principal executive officer)(1)	2014	35,146	—	—	—	—	—	—	35,146

Cloris Li	2013	120,000	—	—	—	—	—	—	120,000
Chief Financial Officer (principal financial officer)	2014	120,000	—	—	—	—	—	—	120,000

(1)	Mr. Yu is entitled to an annual salary of RMB 216,000 (approximately $35,146) for his services serving as Chief Executive Officer of the Company. He does not receive any compensation for his services on the board of directors.

Outstanding Equity Awards at 2014 Fiscal Year End

None.

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

Board Compensation

The following table sets forth the compensation received by our directors in fiscal year of 2014 in their capacity as directors:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 30, 2015.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address	Owned (1)	Shares (1)
5% Shareholder
Zesiger Capital Group LLC
460 Park Avenue,
22nd Floor
New York, NY 10022 (2)	727,400	6.87%

Executive Officers and Directors
Xiqun Yu 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090 (3)	4,227,779	39.95%

Cloris Li 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC 150090	-	-

Liansheng Zhang (4) 58 Heng Shan Rd. Kun Lun Shopping Mall Harbin, PRC150090	-	-

Xiaohua Gu 58 Heng Shan Rd.Kun Lun Shopping Mall Harbin, PRC150090	-	-
Officers and Directors as a group (four individuals)	4,227,779	39.95%

*Represents less than 1%

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 30, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2015 (10,582,530), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Clients for whom Zesiger Capital Group LLC (“ZCG”) acts as investment adviser may withdraw dividends or the proceeds of sales from the accounts managed by ZCG. No single client account owns more than 5% of the class of securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

As of December 31, 2014 and 2013, the Company owed a related party $0 and $668,832, respectively.

Independent Directors

Our Board of Directors is currently comprised of a majority of independent directors, as such term is defined in our Corporate Governance Guidelines which is available on our website at http://www.chinaeducationalliance.com/Corporate.jsp., and the independent directors are Xiaohua Gu and Liansheng Zhang.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We incurred approximately $102,000 and $102,000 for professional services rendered by our registered independent public accounting firm, Albert Wong & Co.(succeeded by AWC (CPA) Limited), for the integrated audit of the Company for fiscal years ended December 31, 2013 and 2014, respectively.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2013 and 2014.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2013 and 2014.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2013 and 2014.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.2	Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.

3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.

3.4	Articles of Share Exchange of China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.5	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on September 26, 2011 is incorporated herein by reference to Exhibit 3.6 to the Form 10-K filed with the SEC on April 16, 2012.

3.7	Bylaws of China Education Alliance, Inc. are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).

3.8	Amendment to Bylaws of China Education Alliance, Inc. is incorporated herein by reference to the Form 8-K filed with the SEC on January 14, 2013.

4.1	China Education Alliance, Inc. 2009 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on June 19, 2009.

4.2	China Education Alliance, Inc. 2011 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Form S-8 filed with the SEC on July 1, 2011.

10. 1	Employment Agreement dated August 9, 2012 between China Education Alliance, Inc. and Xiqun Yu is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

10.2	Employment Agreement dated as of November 30, 2011 between Cloris Li and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 30, 2011.

10.3	Translation of Appointment Agreement between the Company and Xiaohua Gu, dated June 30, 2011, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 30, 2011.

10.4	Lease Agreement, dated March 16, 2009, between Harbin Tianlang Culture and Education School and Harbin ZhongTianHengJi Real Estate Consulting Firmis incorporated herein by reference to Exhibit 10.35 to the Form 10-K filed with the SEC on April 16, 2012.

10.5	Lease Agreement, dated April 11, 2014, by and between Harbin Zhong He Li Da Education Technology, Inc. and Beijing Zhongshidongsheng Culture Media Co., Ltd.*

10.6	Lease Agreement, dated March 23, 2012, by and between Beijing Hua Yu Pin Xue Education Technology Co., Ltd and Lei Zhou*

10.7	Lease Agreement, dated October 16, 2012, by and among Heilongjiang Zhonghe Education and Training Center and Xuepu Liu and Lu Liu*

21.1	List of Subsidiaries is incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2014.

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

 *Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: March 31, 2015	By:	/s/ Xiqun Yu
Xiqun Yu
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiqun Yu	President, Chief Executive Officer	March 31, 2015
Xiqun Yu	Chairman of the Board of Directors
and Director (Principal Executive Officer)

/s/ Cloris Li	Chief Financial Officer	March 31, 2015
Cloris Li	(Principal Financial and Accounting Officer)

/s/ Xiaohua Gu	Director	March 31, 2015
Xiaohua Gu

/s/ Liansheng Zhang	Director	March 31, 2015
Liansheng Zhang
48