Form 10-Q
period 2015-03-31
CHINA EDUCATION ALLIANCE INC.
filed 2015-05-15
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  001-34386

CHINA EDUCATION ALLIANCE, INC.

(Exact name of Company as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2015, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$16,384,062	$22,696,126
Accounts receivable	22,857	22,763
Other receivables	369,753	464,550
Prepaid expenses and other current assets	327,389	594,390
Total current assets	17,104,061	23,777,829

Non-current Assets
Property and equipment, net	5,819,472	6,555,511
Intangibles and capitalized software, net	885,004	961,839
Total non-current assets	6,704,476	7,517,350

Total Assets	$23,808,537	$31,295,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$391,149	$468,098
Deferred revenue	1,337,181	1,319,962
Income tax and other taxes payable	208,622	210,582
Total current liabilities	1,936,952	1,998,642

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of March 31, 2015 and December 31, 2014, respectively; 137,512 and 137,512 shares held in treasury, as of March 31, 2015 and December 31, 2014, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,942,009
Statutory reserve	3,792,161	3,792,161
Retained earnings	(33,302,198)	(25,859,244)
Accumulated other comprehensive income	12,415,099	12,338,272
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	22,880,582	30,246,709
Noncontrolling interests in subsidiaries	(1,008,997)	(950,172)
Total stockholders' equity	21,871,585	29,296,537

Total Liabilities and Stockholders' Equity	$23,808,537	$31,295,179

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2015	2014

Revenue
Online education revenue	$83,780	$127,264
Training center revenue	105,869	597,430
Total revenue	189,649	724,694

Cost of Revenue
Online education costs	1,067,074	1,034,869
Training center costs	123,257	397,525
Total cost of revenue	1,190,331	1,432,394

Gross Profit/(Loss)
Online education gross loss	(983,294)	(907,605)
Training center gross profit	(17,388)	199,905
Total gross loss	(1,000,682)	(707,700)

Operating Expenses
Selling expenses	892,190	1,210,448
Administrative expenses	5,167,964	3,702,847
Depreciation and amortization	444,716	492,196
Total operating expenses	6,504,870	5,405,491

Loss from operations	(7,505,552)	(6,113,191)

Other Income (Expense)
Other income(expenses), net	589	28,056
Loss on disposal of property and equipment	(10,136)	(5,453)
Impairment loss on intangible assets	-	-
Interest income	17,477	45,586
Total other income/(Expense), net	7,930	68,189

Net Loss Before Provision for Income Tax	(7,497,622)	(6,045,002)
Income taxes:
Current	-	-
Deferred	-	-

Net Loss	(7,497,622)	(6,045,002)
Net Loss attributable to the noncontrolling interests	(54,668)	(67,937)
Net Loss - attributable to CEAI and Subsidiaries	$(7,442,954)	$(5,977,065)

Net Loss per common stock-basic and diluted	$(0.70)	$(0.56)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(7,442,954)	$(5,977,065)
Foreign currency translation adjustment	76,827	(512,091)

Comprehensive Loss	$(7,366,127)	$(6,489,156)

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(7,497,622)	$(6,045,002)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization - operating expenses	(907,035)	492,196
Depreciation and amortization - cost of revenue	1,730,107	439,684
Loss on disposal of fixed assets	10,136	5,453
Net changes in operating assets and liabilities
Accounts receivable	-	(450,678)
Prepaid expenses and other receivables	364,773	(219,159)
Deferred tax assets	-	-
Accounts payable and accrued liabilities	(78,227)	587,796
Income tax and other taxes payable	(1,960)	53,040
Deferred revenue	11,696	220,901
Net cash used in operating activities	(6,368,132)	(4,915,769)

Cash flows from investing activities
Purchases of property and equipment	-	(3,527)
Proceeds from disposal of property and equipment	7,584	752
Net cash (used in) provided by investing activities	7,584	(2,775)

Cash flows from financing activities
Dividend paid to noncontrolling shareholders	-	-
Net cash used in financing activities	-	-

Effect of exchange rate changes on cash	48,484	(443,012)

Net decrease in cash and cash equivalents	(6,312,064)	(5,361,556)

Cash and cash equivalents at beginning of period	22,696,126	56,377,154

Cash and cash equivalents at end of period	$16,384,062	$51,015,598

Supplemental disclosure of cash flow information
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

On January 4, 2009, ZHLD entered into an agreement with Mr. Guang Li to jointly incorporate and invest in a joint venture company, Zhong He Li Da (Beijing) Management Consultant Co., Ltd. (“ZHLDBJ”). ZHLD contributed RMB425,000 (approximately $62,107), and Mr. Guang Li contributed RMB 75,000 (approximately $10,960) towards the registered capital of ZHLDBJ, amounting to a total registered capital of RMB500,000 (approximately $73,067). In return for their respective contributions, ZHLD owns an 85% equity interest, and Mr. Guang Li owns a 15% equity interest in ZHLDBJ. ZHLD has entrusted Mr. Xiqun Yu to hold 20% of its equity interest of ZHLDBJ on its behalf. ZHLDBJ will be involved in the vocational training business, which includes IT engineering, and accounting training. In February 2010, the Company, through ZHLD, incorporated a new company in the PRC, Beijing New Shifan Education & Technology Co., Ltd. (“New Shifan”) with a registered capital of RMB1.95 million (approximately $291,132). ZHLD owned a 65% equity interest in New Shifan and the other equity holders together owned a 35% equity interest in New Shifan. In September 2011, New Shifan changed its name to Beijing Hua Yu Pin Xue Education Technology Co., Ltd ("HYPX"). In October 2011, ZHLD took over the 35% equity interest from the other equity holders of HYPX without any consideration, and entrusted Mr. Xiqun Yu to hold the 35% equity interest on behalf of ZHLD. In November 2011, HYPX increased its share capital to RMB2 million (approximately $298,567). In January 2012, due to changes in government regulations, the Company authorized Mr. Yu to hold the 100% equity interest on behalf of ZHLD. In 2012, HYPX established a wholly owned school - Beijing Xicheng District Hua Yu Pin Xue Training School, and together with a previously established wholly owned subsidiary of the Company - Beijing Shifanxuezhitang Information Science Institute, established the Company’s new brand image and reputation in several districts in Beijing. In 2015, HYPX established another two wholly owned school – Beijing Dongcheng District Hua Yu Pin Xue Training School and Beijing Haidian District Pinxuetang Training School. HYPX focuses on expansion of our training centers in Beijing, as well as developing extensive marketing strategy to establish new markets in other main cities.

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

The consolidated interim financial information as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2015, its consolidated results of operations and cash flows for the three month periods ended March 31, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of March 31, 2015 and December 31, 2014. The Company’s cash at their US banks is in excess of statutorily insured limits at $595,098 and $788,942, as of March 31, 2015 and December 31, 2014, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the three months ended March 31, 2015 and 2014, the Company recorded nil as impairment loss for both periods.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended March 31, 2015 and 2014.

	As of
	March 31, 2015	December 31, 2014
RMB: US$ exchange rate	6.1206	6.1460

	Period Ended March 31,
	2015	2014
Average RMB: US$ exchange rate	6.1444	6.1177

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of March 31, 2015 and December 31, 2014 was $1,337,181 and $1,319,962, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the media channel and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the quarters ended March 31, 2015 and 2014 were $439,425 and $434,346, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the quarters ended March 31, 2015 and 2014 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2015, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of March 31, 2015, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no deferred tax assets as of March 31, 2015 and December 31, 2014.

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

The Company did not record any stock-based compensation expenses for the quarters ended March 31, 2015 and 2014 .

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of March 31, 2015 and December 31, 2014, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of March 31, 2015 and December 31, 2014, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $595,098 and $788,942, respectively, in funds in excess of FDIC insured amounts.

For the quarters ended March 31, 2015 and 2014, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries, ZHTC, Changchun Nuoya and Harbin Nuoya, are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of March 31, 2015 and December 31, 2014, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $32,768,309 and $33,504,304, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Cash on Hand -China	$50,204	$50,871
Bank Deposits-China	15,488,760	21,606,313
Bank Deposits-US	845,098	1,038,942
	$16,384,062	$22,696,126

6.	Other Receivables

Other receivable consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Security deposit	$344,923	$386,750
Staff temporarily borrowing	22,820	54,350
Others	2,010	23,450
	$369,753	$464,550

7.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Prepaid rent	$101,223	$339,888
Prepaid teachers and online material	190,607	215,715
Prepaid services and professional fees	1,089	12,474
Other prepaid expenses	34,470	26,313
	$327,389	$594,390

8.	Property and equipment, net

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Buildings	$1,452,148	$1,446,146
Transportation vehicles	142,656	142,066
Communication equipment	9,550,036	9,535,304
Furniture and fixtures	4,914,962	5,224,229
Leasehold improvement	5,577,866	5,554,811
	21,637,668	21,902,556
Less: Accumulated Depreciation	(15,818,196)	(15,347,045)
Property and Equipment, net	$5,819,472	$6,555,511

For the quarters ended March 31, 2015 and 2014, depreciation expenses totaled $742,558 and $716,613, respectively. For the quarter ended March 31, 2015 and 2014, loss on disposal of fixed assets was $10,136 and $5,453, respectively.

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

Intangibles and capitalized software consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
ACCP training course	$823,449	$820,046
BENET training course	57,674	57,436
Usage rights- Job Seekers	490,148	488,122
Usage rights- Learners	326,765	325,415
Others	2,513,288	2,507,075
Domain names	9,666,485	9,634,749
Course materials	547,039	545,164
Student list	808,804	806,103
Teacher list	1,065,353	1,061,977
	16,299,005	16,246,087
Less: Impairments	(7,408,251)	(7,390,020)
Less: accumulated amortization	(8,005,750)	(7,894,228)
Intangible and Capitalized Software, net	$885,004	$961,839

For the quarters ended March 31, 2015 and 2014, amortization expenses were $80,514 and $215,267, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,
2015	$246,351
2016	204,219
2017	108,609
2018	108,609
2019	108,609
$776,397

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Accrued payroll	116,813	115,615
Accrued expenses	82,161	13,750
Other payables	192,175	338,733
	$391,149	$468,098

11.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of March 31, 2015 and December 31, 2014, the Company had deferred revenue of $1,337,181 and $1,319,962, respectively.

12.	Stockholders’ Equity

The Company had no equity transactions during the quarter ended March 31, 2015.

13.	Warrants and options

Stock Options

During the quarters ended March 31, 2015 and 2014, the Company did not issue any stock options. The total stock based compensation was $0 and $0, respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of March 31, 2015, there were no stock options outstanding. As of March 31, 2015, there was no unrecognized compensation expense related to stock options.

14.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the quarters ended March 31, 2015 and 2014, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Quarters ended March 31,
	2015	2014
Net loss to common shareholders	$(7,442,954)	$(5,977,065)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(0.70)	$(0.56)

During the quarters ended March 31, 2015 and 2014, options to purchase 0 and 52,667 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

15.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the quarters ended March 31, 2015 and 2014 were $16,738 and $29,413, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has office leases and training center leases which expire at various dates from April 2015 through to the end of 2018. The Company recorded an aggregate of $273,121 and $394,478 as rent expenses for the quarters ended March 31, 2015 and 2014, respectively. Rental commitments as of March 31, 2015 are as follows:

Years ending December 31,
2015	$622,173
2016	633,156
2017	466,060
2018	444,860
2019	-
$2,166,249

16.	Operating Risk

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

For the quarter ended March 31, 2015 and 2014, the Company entered into transactions with a related party amounting to nil and $960,503, respectively. As of March 31, 2015 and December 31, 2014, the Company had no transaction balance with related party.

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

Results of Operations

Quarters Ended March 31, 2015 and 2014

The following table sets forth information from our statements of operations for the quarters ended March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue	$189,649	100.00%	$724,694	100.00%
Cost of revenue	1,190,331	627.65%	1,432,394	197.66%
Gross Loss	(1,000,682)	-527.65%	(707,700)	-97.66%
Selling expenses	892,190	470.44%	1,210,448	167.03%
Administrative expenses	5,167,964	2725.02%	3,702,847	510.95%
Other income	7,930	4.18%	68,189	9.41%
Loss from operations	(7,505,552)	-3,957.60%	(6,113,191)	-843.55%
Net loss before provision for income tax	(7,497,622)	-3,953.42%	(6,045,002)	-834.15%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(7,442,954)	-3,924.59%	(5,977,065)	-824.77%
Net loss	(7,497,622)	-3,953.42%	(6,045,002)	-834.15%

Revenue

Revenue for the quarter ended March 31, 2015 decreased by $535,045, or 74%, to $189,649 from $724,694 for the quarter ended March 31, 2014.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $43,484, or 34%, to $83,780 for the quarter ended March 31, 2015 from $127,264 for the quarter ended March 31, 2014.

Revenue from the training center division is mostly from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $491,561, or 82% to $105,869 for the quarter ended March 31, 2015 from $597,430 for the quarter ended March 31, 2014.

The decline in revenue for the quarter ended March 31, 2015 was a result of decline in revenue across all of our business. We believe the main reason was our continuously weakening brand recognition in the main targeted market and increased competition from new competitors. In addition, in the middle of 2014, the local government in Harbin announced policies prohibiting teachers of public schools from engaging in any tutoring/training activities outside of public schools. Since all the teachers previously hired by Tianlang were public school teachers, Tianlang had to cut its class offerings dramatically as a result of these policies, which directly affected our revenue for the training center division. Although we strive to locate and hire qualified non-public school teachers, we are unable to restore our teaching/training operations to the same scale within a short period of time as the quarter ended March 31, 2014. We do not foresee any notable improvement on our training center division for the coming quarter due to the limited availability of qualified non-public school teachers.

However, we believe the rise of the online education industry in China presents a good opportunity for us to improve and develop our online education business. We have been focusing on the development and promotion of our online education business and launched the Platform by the end of 2014.

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

Cost of Revenue

Our overall cost of revenue decreased by $242,063 or 17% to $1,190,331 for the quarter ended March 31, 2015, from $1,432,394 for the quarter ended March 31, 2014.

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

The cost of revenue for the online education division increased by $32,205 or 3% to $1,067,074 for the quarter ended March 31, 2015, from $1,034,869 for the quarter ended March 31, 2014. The slight increase was primarily due to the increase in purchase of study materials as the market price has increased since the end of 2014. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $274,268 or 69% to $123,257 for the quarter ended March 31, 2015 from $397,525 for the quarter ended March 31, 2014. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the quarter ended March 31, 2015 particularly the dramatic decrease in the course offerings of Tianlang as compared to the same period in 2014.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the quarters ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	83,780	127,264
Cost of revenue	1,067,074	1,034,869
Gross loss	(983,294)	(907,605)
Gross margin	-1,174%	-713%

Training Center Revenue

Revenue	105,869	597,430
Cost of revenue	123,257	397,525
Gross profit (loss)	(17,388)	199,905
Gross margin	-16%	33%

The gross margin for online education division is negative 1,174% for the quarter ended March 31, 2015 as compared with negative 713% for the quarter ended March 31, 2014. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue did not decrease proportionately.

The gross margin for our training center division decreased to negative 16% for the quarter ended March 31, 2015 from 33% for the quarter ended March 31, 2014 because cost of revenue did not decrease as much as revenue due to reasons discussed above.

Selling Expenses

Selling expenses include advertising and marketing expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $318,258 or 26% to $892,190 for the quarter ended March 31, 2015, from $1,210,448 for the quarter ended March 31, 2014. The decrease in selling expenses was mainly due to the decrease in direct labor cost for selling classes of our onsite training centers. During the quarter ended March 31, 2015, we continued to rebuild our brand name and reputation mostly through in-house efforts. We expect our selling expenses to increase because we will incur marketing and advertising expenses to promote our Platform in order to quickly develop a large user base.

Administrative Expenses

Administrative expenses increased by $1,465,117 or 40%, to $5,167,964 for the quarter ended March 31, 2015, from $3,702,847 for the quarter ended March 31, 2014. This was mainly due to the increase in labor costs for the ongoing maintenance of the Platform, as well as development expenses for the Platform related functions. In the future we expect the administrative expenses to remain at this level because we will incur ongoing research and development expenses for the maintenance and further development of the Platform.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other income was $7,930 for the quarter ended March 31, 2015, a decrease of $60,259, as compared to net income of $68,189 for the quarter ended March 31, 2014. This is mainly due to decrease in interest income as a result of decrease in bank deposit balance.

Income Taxes

The provision for income tax was nil for the quarters ended March 31, 2015 and 2014. In 2015, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya, Beijing Xicheng District Hua Yu Pin Xue Training School, Beijing Dongcheng District Hua Yu Pin Xue Training School and Beijing Haidian District Pinxuetang Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $7,442,954, or negative return of $0.70 per share basic and diluted, for the quarter ended March 31, 2015, as compared to net loss of $5,977,065 or negative return of $0.56 per share basic and diluted, for the quarter ended March 31, 2014.

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

As of March 31, 2015, we had working capital of $15,167,109, a decrease of $6,612,078, or 30% from working capital of $21,779,187 at December 31, 2014 mainly due to significant losses from operations. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At March 31, 2015, we had cash and cash equivalents of $16,384,062, a decrease of $6,312,064 or 28%, from $22,696,126 as of December 31, 2014.

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(6,368,132)	$(4,915,769)
Net cash provided by (used in) investing activities	7,584	(2,775)
Net cash used in financing activities	-	-

Cash Flow in Operating Activities

Our net cash used in operating activities was $6,368,132 for the quarter ended March 31, 2015, an increase of $1,452,363 or 30% from $4,915,769 for the quarter ended March 31, 2014. This increase was mainly due to the increase in net loss of $1,452,620, from $6,045,002 for the quarter ended March 31, 2014 to net loss of $7,497,622 for the quarter ended March 31, 2015.

Cash Flow in Investing Activities

Our cash provided by investing activities was $7,584 for the quarter ended March 31, 2015, as compared with cash outflow of $2,775 by investing activities for the quarter ended March 31, 2014. Cash provided by our investing activities for the quarter ended March 31, 2015 was primarily form the proceeds of fixed asset disposal during the quarter.

Cash Flow in Financing Activities

We did not use any cash in financing activities for the quarters ended March 31, 2015, and 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation filed December 2, 1996 in the State of North Carolina are incorporated herein by reference to Exhibit 3.1 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.
3.2	Articles of Amendment Business Corporation dated May 23, 2002 are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 Registration Statement of China Education Alliance, Inc. (File No. 333-101167) filed on November 13, 2002.
3.3	Articles of Amendment Business Corporation filed November 17, 2004, changing the name of the Company from ABC Realty Co. to China Education Alliance, Inc. is incorporated herein by reference to Exhibit 3.3 filed with the Company’s Form 10-KSB annual report for its fiscal year ended December 31, 2005.
3.4	Articles of Share Exchange of China Education Alliance, Inc. filed with the Department of The Secretary of State of the State of North Carolina on December 30, 2004 are incorporated herein by reference to Exhibit 3.1 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.
3.5	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on October 4, 2007 are incorporated herein by reference to Exhibit 3.2 filed with China Education Alliance, Inc.’s Form 10-QSB quarterly report for its quarter ended September 30, 2007 filed with the SEC on November 14, 2007.

3.6	Articles of Amendment to Articles of Incorporation filed with the Department of The Secretary of State of the State of North Carolina on September 26, 2011 is incorporated herein by reference to Exhibit 3.6 to the Form 10-K filed with the SEC on April 16, 2012.
3.7	By-Laws of China Education Alliance, Inc. are incorporated herein by reference to Exhibit 3.3 to the Form SB-2/A Registration Statement of China Education Alliance, Inc. filed on February 7, 2003 (File No. 333-101167).
4.1	China Education Alliance, Inc. 2009 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on June 19, 2009.
4.2	China Education Alliance, Inc. 2011 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Form S-8 filed with the SEC on July 1, 2011.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: May 15, 2015	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Accounting and Financial Officer)

