Form 10-Q
period 2015-06-30
CHINA EDUCATION ALLIANCE INC.
filed 2015-08-14
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2015, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$9,822,981	$22,696,126
Accounts receivable	22,901	22,763
Other receivables	364,949	464,550
Prepaid expenses and other current assets	423,929	594,390
Total current assets	10,634,760	23,777,829

Non-current Assets
Property and equipment, net	5,205,746	6,555,511
Intangibles and capitalized software, net	180,024	961,839
Total non-current assets	5,385,770	7,517,350

Total Assets	$16,020,530	$31,295,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$429,184	$468,098
Deferred revenue	1,334,560	1,319,962
Income tax and other taxes payable	210,199	210,582
Total current liabilities	1,973,943	1,998,642

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of June 30, 2015 and December 31, 2014, respectively; 137,512 and 137,512 shares held in treasury, as of June 30, 2015 and December 31, 2014, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,942,009
Statutory reserve	3,792,161	3,792,161
Retained earnings	(40,908,546)	(25,859,244)
Accumulated other comprehensive income	12,524,752	12,338,272
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	15,383,887	30,246,709
Noncontrolling interests in subsidiaries	(1,337,300)	(950,172)
Total stockholders' equity	14,046,587	29,296,537

Total Liabilities and Stockholders' Equity	$16,020,530	$31,295,179

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue
Online education revenue	$85,199	$130,383	$168,979	$257,647
Training center revenue	101,592	459,155	207,461	1,056,585
Total revenue	186,791	589,538	376,440	1,314,232

Cost of Revenue
Online education costs	1,042,140	1,072,595	2,109,214	2,107,464
Training center costs	156,521	377,479	279,778	775,004
Total cost of revenue	1,198,661	1,450,074	2,388,992	2,882,468

Gross Profit/(Loss)
Online education gross loss	(956,941)	(942,212)	(1,940,235)	(1,849,817)
Training center gross profit/(loss)	(54,929)	81,676	(72,317)	281,581
Total gross loss	(1,011,870)	(860,536)	(2,012,552)	(1,568,236)

Operating Expenses
Selling expenses	884,813	1,185,254	1,777,003	2,395,702
Administrative expenses	5,096,159	5,001,944	10,264,123	8,704,791
Depreciation and amortization	304,909	523,968	749,625	1,016,164
Total operating expenses	6,285,881	6,711,166	12,790,751	12,116,657

Loss from operations	(7,297,751)	(7,571,702)	(14,803,303)	(13,684,893)

Other Income (Expense)
Other income(expenses), net	(830)	9,967	(241)	38,023
Loss on disposal of property and equipment	(21,109)	(10,709)	(31,245)	(16,162)
Impairment loss on intangible assets	(625,922)	-	(625,922)	-
Interest income	12,459	42,284	29,936	87,870
Total other income/(expense), net	(635,402)	41,542	(627,472)	109,731

Net Loss Before Provision for Income Tax	(7,933,153)	(7,530,160)	(15,430,775)	(13,575,162)
Income taxes:
Current	-	-	-	-
Deferred	-	-	-	-

Net Loss	(7,933,153)	(7,530,160)	(15,430,775)	(13,575,162)
Net Loss attributable to the noncontrolling interests	(326,805)	(138,388)	(381,473)	(206,325)
Net Loss - attributable to CEAI and Subsidiaries	$(7,606,348)	$(7,391,772)	$(15,049,302)	$(13,368,837)

Net Loss per common stock-basic and diluted	$(0.72)	$(0.70)	$(1.42)	$(1.26)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(7,606,348)	$(7,391,772)	$(15,049,302)	$(13,368,837)
Foreign currency translation adjustment	109,653	60,654	186,480	(451,437)

Comprehensive Loss	$(7,496,695)	$(7,331,118)	$(14,862,822)	$(13,820,274)

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(15,430,775)	$(13,575,162)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization - operating expenses	749,624	1,016,164
Depreciation and amortization - cost of revenue	761,208	875,902
Loss on disposal of fixed assets	31,245	16,162
Impairment loss on intangible assets	625,922	-
Net changes in operating assets and liabilities
Accounts receivable	1	(22,586)
Prepaid expenses and other receivables	272,702	(300,171)
Accounts payable and accrued liabilities	(40,819)	(631,355)
Income tax and other taxes payable	(383)	106,848
Deferred revenue	6,470	322,784
Net cash used in operating activities	(13,024,805)	(12,191,414)

Cash flows from investing activities
Purchases of property and equipment	-	(1,205,116)
Proceeds from disposal of property and equipment	10,087	2,602
Net cash (used in) provided by investing activities	10,087	(1,202,514)

Cash flows from financing activities
Net cash used in financing activities	-	-

Effect of exchange rate changes on cash	141,573	(393,951)

Net decrease in cash and cash equivalents	(12,873,145)	(13,787,879)

Cash and cash equivalents at beginning of period	22,696,126	56,377,154

Cash and cash equivalents at end of period	$9,822,981	$42,589,275

Supplemental disclosure of cash flow information
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

On February 25, 2011, the Company entered into a share transfer agreement with the shareholder of Harbin Tianlang Culture and Education School (“Tianlang”), a tutoring school with 5,000 students, based in Harbin, PRC. Pursuant to the share transfer agreement, the Company purchased 60% of the equity interests of Tianlang for RMB 35 million (approximately $5.3 million). The shareholder and the Company also provided RMB 2 million (approximately $0.3 million) and RMB 3 million (approximately $0.5 million) as working capital for Tianlang, respectively. Tianlang had established a new board of directors with five directors, of which three directors were appointed by the Company and two directors were appointed by the shareholder. The acquisition of Tianlang was completed in April 2011. We are currently co-managing Tianlang with the previous majority owner. The Company and the previous majority owner will be entitled to 60% and 40%, respectively, of the profits of Tianlang. The Company did not foresee that the investment cost in Tianlang is recoverable in the near future. As a result, the Company conducted impairment test by the end of 2014 and June 2015, and the impairment loss of $3,254,308 and $625,922 has been included in this financial statement.

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

The consolidated interim financial information as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015, its consolidated results of operations and cash flows for the three and six month periods ended June 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of June 30, 2015 and December 31, 2014. The Company’s cash at their US banks is in excess of statutorily insured limits at $466,689 and $788,942, as of June 30, 2015 and December 31, 2014, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the three and six months ended June 30, 2015 and 2014, the Company recorded $625,922 and $625,922, $0 and $0, respectively, as impairment loss.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended June 30, 2015 and 2014.

	As of
	June 30, 2015	December 31, 2014
RMB: US$ exchange rate	6.1088	6.1460

	Six Months Ended June 30,
	2015	2014
Average RMB: US$ exchange rate	6.1067	6.1419

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue as of June 30, 2015 and December 31, 2014 was $1,334,560 and $1,319,962, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the media channel and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the three and six months ended June 30, 2015 and 2014 were $453,806 and $893,231, $459,152 and $881,620, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2015, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits as of June 30, 2015, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no deferred tax assets as of June 30, 2015 and December 31, 2014.

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

The PRC Operating Companies are subject to business tax and related surcharges on the revenue earned for services provided in China. The applicable business tax rate was 5%. Business tax and related surcharges are deducted from revenues before arriving at net revenues. Certain PRC Operating Companies were also subject to value added tax (“VAT”). In general, the applicable VAT rate on the revenue earned is 6% for services and 17% for sales of prepaid study cards. VAT is computed on the difference after deduction of input value-added tax.Revenue is recognized net of related surcharges in the consolidated statement of operations.

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

The Company did not record any stock-based compensation expenses for the three and six months ended June 30, 2015 and 2014.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs as of June 30, 2015 and December 31, 2014, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of June 30, 2015 and December 31, 2014, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $466,689 and $788,942, respectively, in funds in excess of FDIC insured amounts.

For the three and six months ended June 30, 2015 and 2014, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries, ZHTC, Changchun Nuoya and Harbin Nuoya, are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of June 30, 2015 and December 31, 2014, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $32,564,638 and $33,504,304, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Cash on Hand -China	$43,747	$50,871
Bank Deposits-China	9,062,545	21,606,313
Bank Deposits-US	716,689	1,038,942
	$9,822,981	$22,696,126

6.	Other Receivables

Other receivable consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Security deposit	$329,165	$386,750
Staff temporarily borrowing	16,229	54,350
Others	19,555	23,450
	$364,949	$464,550

7.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Prepaid rent	$147,361	$339,888
Prepaid teachers and online material	216,609	215,715
Prepaid services and professional fees	818	12,474
Other prepaid expenses	59,141	26,313
	$423,929	$594,390

8.	Property and equipment, net

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Buildings	$1,454,953	$1,446,146
Transportation vehicles	142,931	142,066
Communication equipment	9,098,594	9,535,304
Furniture and fixtures	4,924,457	5,224,229
Leasehold improvement	5,588,640	5,554,811
	21,209,575	21,902,556
Less: Accumulated Depreciation	(16,003,829)	(15,347,045)
Property and Equipment, net	$5,205,746	$6,555,511

For the three and six months ended June 30, 2015 and 2014, depreciation expenses totaled $606,253 and $1,348,811, $746,614 and $927,308, respectively. For the three and six months ended June 30, 2015 and 2014, loss on disposal of fixed assets was $21,109 and $31,245, $10,709 and $7,363, respectively.

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

Intangibles and capitalized software consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
ACCP training course	$825,039	$820,046
BENET training course	57,785	57,436
Usage rights- Job Seekers	491,095	488,122
Usage rights- Learners	327,397	325,415
Others	2,516,191	2,507,075
Domain names	9,681,318	9,634,749
Course materials	547,917	545,164
Student list	810,066	806,103
Teacher list	1,066,931	1,061,977
	16,323,739	16,246,087
Less: Impairments	(8,042,479)	(7,390,020)
Less: accumulated amortization	(8,101,236)	(7,894,228)
Intangible and Capitalized Software, net	$180,024	$961,839

For the three and six months ended June 30, 2015 and 2014, amortization expenses were $81,507 and $162,021, $213,572 and $398,256, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,
2015	$84,230
2016	95,794
2017	-
2018	-
2019	-
$180,024

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Accounts payable	$-	$-
Accrued payroll	107,240	115,615
Accrued expenses	106,911	13,750
Other payables	215,033	338,733
	$429,184	$468,098

11.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of June 30, 2015 and December 31, 2014, the Company had deferred revenue of $1,334,560 and $1,319,962, respectively.

12.	Stockholders’ Equity

The Company had no equity transactions during the quarter ended June 30, 2015.

13.	Warrants and options

Stock Options

During the quarters ended June 30, 2015 and 2014, the Company did not issue any stock options. The total stock based compensation was $0 and $0, respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of June 30, 2015, there were no stock options outstanding. As of June 30, 2015, there was no unrecognized compensation expense related to stock options.

14.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the quarters ended June 30, 2015 and 2014, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Six Months Ended June 30, (Unaudited)
	2015	2014
Net loss to common shareholders	$(15,049,302)	$(13,368,837)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(1.42)	$(1.26)

	Three Months Ended June 30,
	2015	2014
Net loss to common shareholders	$(7,606,348)	$(7,391,772)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(0.72)	$(0.70)

During the three and six months ended June 30, 2015 and 2014, options to purchase 0 and 52,667 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

15.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three and six months ended June 30, 2015 and 2014 were $6,260 and $15,855, $30,998 and $44,967, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has office leases and training center leases which expire at various dates from April 2015 through to the end of 2018. The Company recorded an aggregate of $269,427 and $542,548, $382,883 and $777,361 as rent expenses for the three and six months ended June 30, 2015 and 2014, respectively. Rental commitments as of June 30, 2015 are as follows:

Years ending December 31,
2015	$290,993
2016	664,437
2017	466,960
2018	445,719
2019	-
$1,868,109

16.	Operating Risk

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

For the three and six months ended June 30, 2015 and 2014, the Company entered into transactions with a related party amounting to $0, $0, $0 and $960,503, respectively. As of June 30, 2015 and December 31, 2014, the Company had no transaction balance with related party.

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

We also provide on-site teaching and training services and have training facilities in Heilongjiang and Beijing, which can accommodate over 5,000 students each year. The courses cover primarily the compulsory education curriculum of junior, middle and high school. We also provide vocational training services and language training services. We charge tuition fees for these classes and services.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table sets forth information from our statements of operations for the quarters ended June 30, 2015 and 2014:

	2015		2014
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue	$186,791	100.00%	$589,538	100.00%
Cost of revenue	1,198,661	641.71%	1,450,074	245.97%
Gross Loss	-1,011,870	-541.71%	-860,536	-145.97%
Selling expenses	884,813	473.69%	1,185,254	201.05%
Administrative expenses	5,096,159	2728.27%	5,001,944	848.45%
Other income	(635,402)	-340.17%	41,542	7.05%
Loss from operations	(7,297,751)	-3906.91%	(7,571,702)	-1284.35%
Net loss before provision for income tax	(7,933,153)	-4247.07%	(7,530,160)	-1277.30%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(7,606,348)	-4072.12%	(7,391,772)	-1253.82%
Net loss	(7,933,153)	-4247.07%	(7,530,160)	-1277.30%

Revenue

Revenue for the three months ended June 30, 2015 (the “June 30, 2015 Quarter”) decreased by $402,747, or 68%, to $186,791 from $589,538 for the three months ended June 30, 2014 (the “June 30, 2014 Quarter”).

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $45,184, or 35%, to $85,199 for the June 30, 2015 Quarter from $130,383 for the June 30, 2014 Quarter.

Revenue from the training center division is mostly from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $357,563, or 78% to $101,592 for the June 30, 2015 Quarter from $459,155 for the June 30, 2014 Quarter.

The decline in revenue for the quarter ended June 30, 2015 was a result of decline in revenue across all of our business. We believe the main reason was our continuously weakening brand recognition in the main targeted market and increased competition from new competitors. In addition, in the middle of 2014, the local government in Harbin announced policies prohibiting teachers of public schools from engaging in any tutoring/training activities outside of public schools. Since all the teachers previously hired by Tianlang were public school teachers, Tianlang had to cut its class offerings dramatically as a result of these policies, which directly affected our revenue for the training center division. Although we strive to locate and hire qualified non-public school teachers, we are unable to restore our teaching/training operations to the prior scale within a short period of time. We do not foresee any notable improvement on our training center division for the coming quarter due to the limited availability of qualified non-public school teachers, therefore, we conducted an impairment test on Tianlang as of June 30, 2015, and recognized an impairment loss of $625,922 for the June 30, 2015 Quarter.

However, we believe the rise of the online education industry in China presents a good opportunity for us to improve and develop our online education business. We have been focusing on the development and promotion of our online education business and launched the Platform in October 2014.

During the initial operation period of the Platform, we offer free access to the platform to teachers and students in order to quickly develop the user base and establish an interactive teaching and learning platform with an aim to achieve a leading position within the industry. After this initial promotion period, we will share with teachers and educational institutions the platform usage, maintenance and service fees paid by students. Our plan is to contract up to one thousand educational institutions and reputable teachers in China by the end of 2015. As of the date of this report, we have entered into agreements with over 100 schools and educational institutions that will use our Platform and services to offer live or on demand online courses. We hope that the Platform will start to generate revenue upon expiration of the one year free trial period. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned and if we fail, our revenue will be adversely affected.

Cost of Revenue

Our overall cost of revenue decreased by $251,413 or 17% to $1,198,661 for the June 30, 2015 Quarter, from $1,450,074 for the June 30, 2014 Quarter.

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

The cost of revenue for the online education division decreased by $30,455 or 3% to $1,042,140 for the June 30, 2015 Quarter, from $1,072,595 for the June 30, 2014 Quarter. The decrease was primarily due to the decrease in depreciation costs resulting from decreased expenditure on fixed assets. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $220,958 or 59% to $156,521 for the June 30, 2015 Quarter from $377,479 for the June 30, 2015 Quarter. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the June 30, 2015 Quarter particularly the dramatic decrease in the course offerings of Tianlang as compared to the same period in 2014.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the quarters ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	85,199	130,383
Cost of revenue	1,042,140	1,072,595
Gross profit	-956,941	-942,212
Gross margin	-1123%	-723%

Training Center Revenue

Revenue	101,592	459,155
Cost of revenue	156,521	377,479
Gross profit	-54,929	81,676
Gross margin	-54%	18%

The gross margin for online education division is negative 1,123% for the June 30, 2015 Quarter as compared with negative 723% for the June 30, 2014 Quarter. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue did not decrease proportionately.

The gross margin for our training center division decreased to negative 54% for the June 30, 2015 Quarter from 18% for the June 30, 2014 Quarter because cost of revenue did not decrease as much as revenue due to reasons discussed above.

Selling Expenses

Selling expenses include advertising and marketing expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $300,441 or 25% to $884,813 for the June 30, 2015 Quarter, from $1,185,254 for the June 30, 2014 Quarter. The decrease in selling expenses was mainly due to the decrease in direct labor cost for selling classes of our onsite training centers. During the June 30, 2015 Quarter, we continued to rebuild our brand name and reputation mostly through in-house efforts. We expect our selling expenses to remain at the same level for the coming quarter.

Administrative Expenses

Administrative expenses increased by $94,215 or 2%, to $5,096,159 for the June 30, 2015 Quarter, from $5,001,944 for the June 30, 2014 Quarter. The major part of these expenses is the labor costs in connection with the maintenance of the Platform, as well as development expenses for the Platform related functions. In the future we expect the administrative expenses to remain at this level because we will incur ongoing research and development expenses for the maintenance and further development of the Platform.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other expense was $635,402 for the June 30, 2015 Quarter, a decrease of $676,944, as compared to net income of $41,542 for the June 30, 2014 Quarter. This is mainly due to the impairment loss of $625,922 we recognized for the June 30, 2015 Quarter.

Income Taxes

The provision for income tax was nil for the June 30, 2015 Quarter and the June 30, 2014 Quarter. In 2015, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya, Beijing Xicheng District Hua Yu Pin Xue Training School, Beijing Dongcheng District Hua Yu Pin Xue Training School and Beijing Haidian District Pinxuetang Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $7,606,348, or negative return of $0.72 per share basic and diluted, for the June 30, 2015 Quarter, as compared to net loss of $7,391,772 or negative return of $0.70 per share basic and diluted, for the June 30, 2014 Quarter.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table sets forth information from our statements of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue	$376,440	100.00%	$1,314,232	100.00%
Cost of revenue	2,388,992	634.63%	2,882,468	219.33%
Gross Loss	-2,012,552	-534.63%	-1,568,236	-119.33%
Selling expenses	1,777,003	472.05%	2,395,702	182.29%
Administrative expenses	10,264,123	2726.63%	8,704,791	662.35%
Other income	(627,472)	-166.69%	109,731	8.35%
Loss from operations	(14,803,303)	-3932.45%	(13,684,893)	-1041.28%
Net loss before provision for income tax	(15,430,775)	-4099.13%	(13,575,162)	-1032.93%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(15,049,302)	-3997.80%	(13,368,837)	-1017.24%
Net loss	(15,430,775)	-4099.13%	(13,575,162)	-1032.93%

Revenue

Revenue for the six months ended June 30, 2015 decreased by $937,792, or 71%, to $376,440 from $1,314,232 for the six months ended June 30, 2014.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $88,668, or 34%, to $168,979 for the six months ended June 30, 2015 from $257,647 for the six months ended June 30, 2014.

Revenue from the training center division is mostly from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $849,124, or 80% to $207,461 for the six months ended June 30, 2015 from $1,056,585 for the six months ended June 30, 2014.

The decline in revenue for the six months ended June 30, 2015 was a result of decline in revenue across all of our business. We believe the main reason was our continuously weakening brand recognition in the main targeted market and increased competition from new competitors. In addition, in the middle of 2014, the local government in Harbin announced policies prohibiting teachers of public schools from engaging in any tutoring/training activities outside of public schools. Since all the teachers previously hired by Tianlang were public school teachers, Tianlang had to cut its class offerings dramatically as a result of these policies, which directly affected our revenue for the training center division. Although we strive to locate and hire qualified non-public school teachers, we are unable to restore our teaching/training operations to the prior scale within a short period of time. We do not foresee any notable improvement on our training center division for the coming quarter due to the limited availability of qualified non-public school teachers.

However, we believe the rise of the online education industry in China presents a good opportunity for us to improve and develop our online education business. We have been focusing on the development and promotion of our online education business and launched the Platform in late 2014.

During the initial operation period of the Platform, we offer free access to the platform to teachers and students in order to quickly develop the user base and establish an interactive teaching and learning platform with an aim to achieve a leading position within the industry. After this initial promotion period, we will share with teachers and educational institutions the platform usage, maintenance and service fees paid by students. Our plan is to contract up to one thousand educational institutions and reputable teachers in China by the end of 2015. As of the date of this report, we have entered into agreements with over 100 schools and educational institutions that will use our Platform and services to offer live or on demand online courses. We hope that the Platform will start to generate revenue upon expiration of the one year free trial period. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned and if we fail, our revenue will be adversely affected.

Cost of Revenue

Our overall cost of revenue decreased by $493,476 or 17% to $2,388,992 for the six months ended June 30, 2015, from $2,882,468 for the six months ended June 30, 2014.

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

The cost of revenue for the online education division increased slightly to $2,109,214 for the six months ended June 30, 2015 from $2,107,464 for the six months ended June 30, 2014. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $495,226 or 64% to $279,778 for the six months ended June 30, 2015 from $775,004 for the six months ended June 30, 2014. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the six months ended June 30, 2015 particularly the dramatic decrease in the course offerings of Tianlang as compared to the same period in 2014.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	168,979	257,647
Cost of revenue	2,109,214	2,107,464
Gross profit	-1,940,235	-1,849,817
Gross margin	-1148%	-718%

Training Center Revenue

Revenue	207,461	1,056,585
Cost of revenue	279,778	775,004
Gross profit	-72,317	281,581
Gross margin	-35%	27%

The gross margin for online education division is negative 1,148% for the six months ended June 30, 2015 as compared with negative 718% for the six months ended June 30, 2014. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue stayed at the same level.

The gross margin for our training center division decreased to negative 35% for the six months ended June 30, 2015 from 27% for the six months ended June 30, 2014 because cost of revenue did not decrease as much as revenue due to reasons discussed above.

Selling Expenses

Selling expenses include advertising and marketing expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $618,699 or 26% to $1,777,003 for the six months ended June 30, 2015, from $2,395,702 for the six months ended June 30, 2014. The decrease in selling expenses was mainly due to the decrease in direct labor cost for selling classes of our onsite training centers. We are adjusting our advertising and marketing strategy to fulfill the needs of our platform promotion as well as rebuild our brand names in the current target market and expect our selling expenses to remain at the current level.

Administrative Expenses

Administrative expenses increased by $1,559,332 or 18%, to $10,264,123 for the six months ended June 30, 2015, from $8,704,791 for the six months ended June 30, 2014. This was mainly due to the increase in labor costs for the ongoing maintenance of the Platform, as well as development expenses for the Platform related functions. In the future we expect the administrative expenses to remain at this level because we will incur ongoing research and development expenses for the maintenance and further development of the Platform.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other expense was $627,472 for the six months ended June 30, 2015, a decrease of $737,203, as compared to net income of $109,731 for the six months ended June 30, 2014. This is mainly due to the impairment loss of $625,922 we recognized in the six months ended June 30, 2015.

Income Taxes

The provision for income tax was nil for the six months ended June 30, 2015 and 2014. In 2015, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya, Beijing Xicheng District Hua Yu Pin Xue Training School, Beijing Dongcheng District Hua Yu Pin Xue Training School and Beijing Haidian District Pinxuetang Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $15,049,302, or negative return of $1.42 per share basic and diluted, for the six months ended June 30, 2015, as compared to net loss of $13,368,837 or negative return of $1.26 per share basic and diluted, for the six months ended June 30, 2014.

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

As of June 30, 2015, we had working capital of $8,660,817, a decrease of $13,118,370, or 60% from working capital of $21,779,187 at December 31, 2014 mainly due to significant losses from operations. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At June 30, 2015, we had cash and cash equivalents of $9,822,981, a decrease of $12,873,145 or 57%, from $22,696,126 as of December 31, 2014.

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(13,024,805)	$(12,191,414)
Net cash (used in) provided by investing activities	10,087	(1,202,514)
Net cash used in financing activities	-	-

Cash Flow in Operating Activities

Our net cash used in operating activities was $13,024,805 for the six months ended June 30, 2015, an increase of $833,391 or 7% from $12,191,414 for the six months ended June 30, 2014 which mainly resulted from the increase in expenditures in connection with developing and maintaining the Platform.

Cash Flow in Investing Activities

Our cash provided by investing activities was $10,087 for the six months ended June 30, 2015, as compared with cash outflow of $1,202,514 in investing activities for the six months ended June 30, 2014. The main difference is due to purchase of property and equipment of $1,205,116 in the six months ended June 30, 2014.

Cash Flow in Financing Activities

We did not use any cash in financing activities for the six months ended June 30, 2015, and 2014.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA EDUCATION ALLIANCE, INC.

Date: August 14, 2015	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Accounting and Financial Officer)

