Form 10-Q
period 2015-09-30
CHINA EDUCATION ALLIANCE INC.
filed 2015-11-16
CIK 1203900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2015, there were 10,582,530 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

CHINA EDUCATION ALLIANCE, INC.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

China Education Alliance, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,592,047	$22,696,126
Accounts receivable	21,553	22,763
Other receivables	331,417	464,550
Prepaid expenses and other current assets	366,355	594,390
Total current assets	4,311,372	23,777,829

Non-current Assets
Property and equipment, net	4,402,638	6,555,511
Intangibles and capitalized software, net	123,858	961,839
Total non-current assets	4,526,496	7,517,350

Total Assets	$8,837,868	$31,295,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$368,404	$468,098
Deferred revenue	1,255,955	1,319,962
Income tax and other taxes payable	199,369	210,582
Total current liabilities	1,823,728	1,998,642

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock ($0.001 par value, 150,000,000 shares authorized, 10,582,530 and 10,582,530 issued as of September 30, 2015 and December 31, 2014, respectively; 137,512 and 137,512 shares held in treasury, as of September 30, 2015 and December 31, 2014, respectively)	10,583	10,583
Additional paid-in capital	40,942,009	40,942,009
Statutory reserve	3,792,161	3,792,161
Retained earnings	(47,451,703)	(25,859,244)
Accumulated other comprehensive income	11,987,527	12,338,272
Less: Treasury stock	(977,072)	(977,072)
Stockholders' equity - CEAI and Subsidiaries	8,303,505	30,246,709
Noncontrolling interests in subsidiaries	(1,289,365)	(950,172)
Total stockholders' equity	7,014,140	29,296,537

Total Liabilities and Stockholders' Equity	$8,837,868	$31,295,179

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue
Online education revenue	$83,465	$134,879	$252,444	$392,526
Training center revenue	83,030	936,700	290,491	1,993,285
Total revenue	166,495	1,071,579	542,935	2,385,811

Cost of Revenue
Online education costs	1,007,182	1,062,915	3,116,396	3,170,379
Training center costs	72,424	590,279	352,202	1,365,283
Total cost of revenue	1,079,606	1,653,194	3,468,598	4,535,662

Gross Profit/(Loss)
Online education gross loss	(923,717)	(928,036)	(2,863,952)	(2,777,853)
Training center gross profit	10,606	346,421	(61,711)	628,002
Total gross loss	(913,111)	(581,615)	(2,925,663)	(2,149,851)

Operating Expenses
Selling expenses	752,592	3,398,742	2,529,595	5,794,444
Administrative expenses	4,599,770	9,742,804	14,863,893	18,447,595
Depreciation and amortization	275,149	742,605	1,024,774	1,758,769
Total operating expenses	5,627,511	13,884,151	18,418,262	26,000,808

Loss from operations	(6,540,622)	(14,465,766)	(21,343,925)	(28,150,659)

Other Income (Expense)
Other income(expenses), net	(777)	(6,891)	(1,018)	31,132
Loss on disposal of property and equipment	(16,586)	(385)	(47,831)	(16,547)
Impairment loss on intangible assets	5,798	-	(620,124)	-
Interest income	6,729	35,663	36,665	123,533
Total other income/(Expense), net	(4,836)	28,387	(632,308)	138,118

Net Loss Before Provision for Income Tax	(6,545,458)	(14,437,379)	(21,976,233)	(28,012,541)
Income taxes:
Current	-	-	-	-
Deferred	-	-	-	-

Net Loss	(6,545,458)	(14,437,379)	(21,976,233)	(28,012,541)
Net Loss attributable to the noncontrolling interests	(2,301)	2,762	(383,774)	(203,563)
Net Loss - attributable to CEAI and Subsidiaries	$(6,543,157)	$(14,440,141)	$(21,592,459)	$(27,808,978)

Net Loss per common stock-basic and diluted	$(0.62)	$(1.36)	$(2.04)	$(2.63)

Weighted Average Shares Outstanding-basic and diluted	10,582,530	10,582,530	10,582,530	10,582,530

The Components of Other Comprehensive Income
Net Loss	$(6,543,157)	$(14,440,141)	$(21,592,459)	$(27,808,978)
Foreign currency translation adjustment	(537,225)	55,794	(350,745)	(395,643)

Comprehensive Loss	$(7,080,382)	$(14,384,347)	$(21,943,204)	$(28,204,621)

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(21,976,233)	$(28,012,541)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization - operating expenses	1,024,775	2,189,192
Depreciation and amortization - cost of revenue	1,124,866	875,902
Loss on disposal of fixed assets	47,831	16,547
Impairment loss on intangible assets	620,124	-
Net changes in operating assets and liabilities
Accounts receivable	445	(22,782)
Prepaid expenses and other receivables	335,469	(70,378)
Accounts payable and accrued liabilities	(88,450)	(595,096)
Income tax and other taxes payable	(11,213)	1,374,582
Deferred revenue	(19,443)	469,045
Net cash used in operating activities continuing operations	(18,941,829)	(23,775,529)

Cash flows from investing activities
Purchases of property and equipment	(21,091)	(1,583,694)
Proceeds from disposal of property and equipment	25,739	6,030
Net cash provided by (used in) investing activities continuing operations	4,648	(1,577,664)

Cash flows from financing activities
Net cash used in financing activities continuing operations	-	-

Effect of exchange rate changes on cash	(166,898)	(340,230)

Net decrease in cash and cash equivalents	(19,104,079)	(25,693,423)

Cash and cash equivalents at beginning of period	22,696,126	56,377,154

Cash and cash equivalents at end of period	$3,592,047	$30,683,731

Supplemental disclosure of cash flow information
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Education Alliance, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Description of Business

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

Pursuant to the agreements, the Company purchased 100% of the two schools for an aggregate of RMB 16 million (approximately $2.5 million), and all consideration had been paid up. The Shareholders’ obligations under the agreements are guaranteed by a guarantor who will be jointly and severally liable in the event of a breach by the Shareholders. The acquisition of Changchun Nuoya and Harbin Nuoya was completed by the end of May 2011 and their financial statements had been consolidated with the Company’s financial statements since May 2011. The Company did not foresee that the investment cost in Harbin Nuoya and Changchun Nuoya is recoverable in the near future. As a result, the Company fully impaired its investment in the two schools. As there is very minimum demand for non-English classes at the time being, the Company has suspended the operation of both schools, and deregistered Harbin Nuoya licence from local educational office by the end of September 2015..

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

The consolidated interim financial information As of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position As of September 30, 2015, its consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC. The cash that the Company maintains in US banks is insured up to $250,000 at each bank as of September 30, 2015 and December 31, 2014. The Company’s cash at their US banks is in excess of statutorily insured limits at $384,784 and $788,942, As of September 30, 2015 and December 31, 2014, respectively.

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

The Company evaluates the carrying value of intangible assets during the second quarter of each year and between annual evaluations if events occur, or circumstances change, that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the three and nine months ended September 30, 2015 and 2014, the Company recorded $5,798 and expense of $620,124, $0 and $0, respectively, as result of impairment test.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars” or “US$”) are recorded in accumulated other comprehensive income, a separate component within shareholders’ equity. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended September 30, 2015 and 2014.

	As of
	30 September 2015	31 December 2014
RMB: US$ exchange rate	6.3638	6.146	0

	Nine Months Ended September 30,
	2015	2014
Average RMB: US$ exchange rate	6.1638	6.1480

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

Deferred revenue - Deferred revenue reflects the unearned portion of debit cards sold and tuition payments received. Deferred revenue As of September 30, 2015 and December 31, 2014 was $1,255,955 and $1,319,962, respectively.

Advertising - The Company expenses advertising costs at the time they are published on the media channel and for all other advertising the first time the respective advertising takes place. These costs are included in selling and administrative expenses. The total advertising expenses incurred for the three and nine months ended September 30, 2015 and 2014 were $360,048.43 and $1,253,279, $2,266,217 and $3,181,153, respectively.

Taxation - Taxation on profits earned in the PRC are calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the PRC.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations for the foreseeable future. All of the Company’s revenues are generated in the PRC. The Company’s US operations provide corporate and administrative functions for the entire Company. The Company’s tax provisions for the three and nine months ended September 30, 2015 and 2014 are related to the Company’s PRC operations.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax provisions or benefits As of September 30, 2015, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax provisions or benefits As of September 30, 2015, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current PRC tax laws and policies, that the unrecognized tax provisions or benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no deferred tax assets As of September 30, 2015 and December 31, 2014.

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

The PRC Operating Companies are subject to business tax and related surcharges on the revenue earned for services provided in China. The applicable business tax rate was 5%. Business tax and related surcharges are deducted from revenues before arriving at net revenues. Certain PRC Operating Companies were also subject to value added tax (“VAT”). In general, the applicable VAT rate on the revenue earned is 6% for services and 17% for sales of prepaid study cards. VAT is computed on the difference after deduction of input value-added tax. Revenue is recognized net of related surcharges in the consolidated statement of operations.

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

The Company did not record any stock-based compensation expenses for the three and nine months ended September 30, 2015 and 2014.

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

The Company did not have any assets or liabilities valued using Level 2 or Level 3 inputs As of September 30, 2015 and December 31, 2014, respectively.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC. As of September 30, 2015 and December 31, 2014, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $384,784 and $788,942, respectively, in funds in excess of FDIC insured amounts.

For the three and nine months ended September 30, 2015 and 2014, no sales to a single customer accounted for 10% or more of our revenue.

Our subsidiaries, ZHTC, Changchun Nuoya and Harbin Nuoya, are private schools not operated for reasonable returns; therefore, are not allowed to distribute dividends. As of September 30, 2015 and December 31, 2014, the total un-distributable net assets of ZHTC, Changchun Nuoya and Harbin Nuoya amounted to $31,189,133 and $32,884,052, respectively.

5.	Cash and cash equivalents

Cash and cash equivalents consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Cash on Hand -China	$39,695	$50,871
Bank Deposits-China	2,917,569	21,606,313
Bank Deposits-US	634,783	1,038,942
	$3,592,047	$22,696,126

6.	Other Receivables

Other receivable consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Security deposit	$300,419	$386,750
Staff temporarily borrowing	12,226	54,350
Others	18,772	23,450
	$331,417	$464,550

7.	Prepaid expenses and other current assets

Prepaid expenses consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Prepaid rent	$93,238	$339,888
Prepaid teachers and online material	216,304	215,715
Prepaid services and professional fees	-	12,474
Other prepaid expenses	56,813	26,313
	$366,355	$594,390

8.	Property and equipment, net

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Buildings	$1,396,653	$1,446,146
Transportation vehicles	137,204	142,066
Communication equipment	8,122,827	9,535,304
Furniture and fixtures	4,706,403	5,224,229
Leasehold improvement	5,385,129	5,554,811
	19,748,216	21,902,556
Less: Accumulated Depreciation	(15,345,578)	(15,347,045)
Property and Equipment, net	$4,402,638	$6,555,511

For the three and nine months ended September 30, 2015 and 2014, depreciation expenses totaled $589,768 and $1,938,579, $958,494 and $2,421,721, respectively. For the three and nine months ended September 30, 2015 and 2014, loss on disposal of fixed assets was $16,586 and $47,831, $385 and $16,547, respectively.

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

Intangibles and capitalized software consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
ACCP training course	$791,980	$820,046
BENET training course	55,470	57,436
Usage rights- Job Seekers	471,416	488,122
Usage rights- Learners	314,278	325,415
Others	2,455,857	2,507,075
Domain names	9,373,023	9,634,749
Course materials	529,694	545,164
Student list	783,828	806,103
Teacher list	1,034,134	1,061,977
	15,809,680	16,246,087
Less: Impairments	(7,840,302)	(7,390,020)
Less: accumulated amortization	(7,845,520)	(7,894,228)
Intangible and Capitalized Software, net	$123,858	$961,839

For the three and nine months ended September 30, 2015 and 2014, amortization expenses were $49,041 and $211,062, $214,534 and $643,373, respectively.

Amortization of intangibles and capitalized software over the next five years is as follows:

Years ending December 31,
2015	$31,902
2016	91,956
2017	-
2018	-
2019	-
$123,858

10.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Accrued payroll	105,892	115,615
Accrued expenses	50,911	13,750
Other payables	211,601	338,733
	$368,404	$468,098

11.	Deferred revenue

Deferred revenues include subscriber prepayments and education fee prepayments. Subscriber prepayments represent deferred revenue for the purchase of debit cards used to pay for the online downloading of education materials. The Company recognizes revenue when the card is used to download material. During the period between the purchase and use of debit cards, the unused portion of the debit card is treated as deferred revenue to the Company. Education fee prepayments represent payments for tuition for the Company’s training schools, which are amortized over the term of the course. As of September 30, 2015 and December 31, 2014, the Company had deferred revenue of $1,255,955 and $1,319,962, respectively.

12.	Stockholders’ Equity

The Company had no equity transactions during the quarter ended September 30, 2015.

13.	Warrants and options

Stock Options

During the quarters ended September 30, 2015 and 2014, the Company did not issue any stock options. The total stock based compensation was $0 and $0, respectively, related to the vesting of previously granted options.

The Company measures the fair value of options at the end of each reporting period until options are exercised, cancelled or expire unexercised. As of September 30, 2015, there were no stock options outstanding. As of September 30, 2015, there was no unrecognized compensation expense related to stock options.

14.	Earnings per share

Per GAAP the Company reconciles the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the quarters ended September 30, 2015 and 2014, dilutive shares include shares attributable to exercisable options only if such inclusion would be dilutive.

The following reconciles the components of the EPS computation:

	Nine Months Ended September 30, (Unaudited)
	2015	2014
Net loss to common shareholders	$(21,592,459)	$(27,808,978)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(2.04)	$(2.63)

	Three Months Ended September 30,
	2015	2014
Net loss to common shareholders	$(6,543,157)	$(14,440,141)
Weighted average shares outstanding - basic	10,582,530	10,582,530
Weighted average shares outstanding - diluted	10,582,530	10,582,530
Loss per share – basic and diluted	$(0.62)	$(1.36)

During the three and nine months ended September 30, 2015 and 2014, options to purchase 0 and 0 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

15.	Commitments and contingencies

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three and nine months ended September 30, 2015 and 2014 were $7,281 and $23,136, $38,953 and $99,364, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Minimum Lease Commitments

The Company has office leases and training center leases which expire at various dates from April 2015 through to the end of 2018. The Company recorded an aggregate of $67,847 and $610,395, $269,467 and $1,046,828 as rent expenses for the three and nine months ended September 30, 2015 and 2014, respectively. Rental commitments As of September 30, 2015 are as follows:

2015 (three months)	$233,134
2016	628,589
2017	446,882
2018	459,328
2019	-
$1,767,933

16.	Operating Risk

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

For the three and nine months ended September 30, 2015 and 2014, the Company entered into transactions with a related party amounting to $0 and $0, $0 and $960,503, respectively. As of September 30, 2015 and December 31, 2014, the Company had no transaction balance with related party.

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

Based on extensive market research and professional field study, at the beginning of 2012, the Company, through ZHLD, started to design and build a web-based information platform for its online education program - “China Education Cloud Platform” (the “Platform”). One of the main objectives and functions of this Platform is to provide a stable long distance education network for schools, teachers, students, and parents including video/audio courses, cloud-based network service and an online educational administration services system. This Platform is also intended to serve as a comprehensive cloud-based resource/space for educational institutions and individual teachers to store and share resources, market and sell their courses and services, including course management, video releases, examination system, courseware, study cards management system, etc. We launched this platform in early October 2014 and are currently offering free access to teachers, students, schools and educational institutions to develop our user base. After the initial promotion period, we will share with educational institutions and teachers the platform usage, maintenance and service fees paid by the students. Our original plan was to contract up to one thousand schools and reputational teachers by the end of 2015. As of the date of this report, we signed up approximately 100 schools and educational institutions. Since we did not achieve our initial target, we decided to extend the free trial period for additional six months in order to retain existing schools and further promote our Platform. However, there can be no assurance that we will be able to sign up educational institutions and teachers as planned within the extended period and if we fail, our revenue will be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table sets forth information from our statements of operations for the quarters ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue	$166,495	100.00%	$1,071,579	100.00%
Cost of revenue	1,079,606	648.43%	1,653,194	154.28%
Gross Loss	(913,111)	-548.43%	(581,615)	-54.28%
Selling expenses	752,592	452.02%	3,398,742	317.17%
Administrative expenses	4,599,770	2762.71%	9,742,804	909.20%
Other income	(4,836)	-2.90%	28,387	2.65%
Loss from operations	(6,540,622)	-3928.42%	(14,465,766)	-1349.95%
Net loss before provision for income tax	(6,545,458)	-3931.32%	(14,437,379)	-1347.30%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(6,543,157)	-3929.94%	(14,440,141)	-1347.56%
Net loss	(6,545,458)	-3931.32%	(14,437,379)	-1347.30%

Revenue

Revenue for the three months ended September 30, 2015 (the “September 30, 2015 Quarter”) decreased by $905,084, or 84%, to $166,495 from $1,071,579 for the three months ended September 30, 2014 (the “September 30, 2014 Quarter”).

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $51,414, or 38%, to $83,465 for the September 30, 2015 Quarter from $134,879 for the September 30, 2014 Quarter.

Revenue from the training center division is mostly from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $853,670, or 91% to $83,030 for the September 30, 2015 Quarter from $936,700 for the September 30, 2014 Quarter.

The decline in revenue for the quarter ended September 30, 2015 was a result of decline in revenue across all of our business due to continuously weakening brand recognition in the main targeted market and increased competition from new competitors. One of our tutoring schools, Tianlang, continues to be affected by the policy of Harbin local government prohibiting teachers of public schools from engaging in any tutoring/training activities outside of public schools as it had to cut its class offerings dramatically as a result of these policies since the last quarter of 2014 and has not been able to locate and hire qualified non-public school teachers to restore its operations to the prior scale.

Despite our belief in the opportunities presented by the rise of the online education industry in China and our continuous efforts on the development and promotion of our online education Platform launched in October 2014, we have not been successful in turning over our online education business. Since the launch of the Platform to the date of this report, we have been offering free access to the Platform to teachers and students aiming to quickly develop the user base and achieve a leading position within the industry. However, we did not achieve our original plan. As such we decided to extend the free trial period for additional six months in order to retain the existing schools and further market and promote our Platform. However, there can be no assurance that we will be able to attract enough educational institutions and teachers as planned during the extended period and if we fail, our revenue will be adversely affected.

Cost of Revenue

Our overall cost of revenue decreased by $573,588 or 35% to $1,079,606 for the September 30, 2015 Quarter, from $1,653,194 for the September 30, 2014 Quarter.

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

The cost of revenue for the online education division decreased by $55,733 or 5% to $1,007,182 for the September 30, 2015 Quarter, from $1,062,915 for the September 30, 2014 Quarter. The decrease was primarily due to the decrease in depreciation costs resulting from decreased expenditure on fixed assets. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $517,855 or 88% to $72,424 for the September 30, 2015 Quarter from $590,279 for the September 30, 2015 Quarter. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the September 30, 2015 Quarter particularly the dramatic decrease in the course offerings of Tianlang as compared to the same period in 2014.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the quarters ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Online Education	$	$

Revenue	83,465	134,879
Cost of revenue	1,007,182	1,062,915
Gross loss	(923,717)	(928,036)
Gross margin	-1107%	-688%

Training Center Revenue

Revenue	$83,030	$936,700
Cost of revenue	72,424	590,279
Gross profit	10,606	346,421
Gross margin	13%	37%

The gross margin for online education division is negative 1107% for the September 30, 2015 Quarter as compared with negative 688% for the September 30, 2014 Quarter. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue remained at the same level.

The gross margin for our training center division decreased to 13% for the September 30, 2015 Quarter from 37% for the September 30, 2014 Quarter because cost of revenue did not decrease proportionately with revenue due to reasons discussed above.

Selling Expenses

Selling expenses include advertising and marketing expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $2,646,150 or 78% to $752,592 for the September 30, 2015 Quarter, from $3,398,742 for the September 30, 2014 Quarter. The decrease in selling expenses was mainly due to the decrease in marketing and advertising expenses as we have been focusing on rebuilding our brand name and reputation through in-house efforts since the beginning of this year.

Administrative Expenses

Administrative expenses decreased by $5,143,034 or 53%, to $4,599,770 for the September 30, 2015 Quarter, from $9,742,804 for the September 30, 2014 Quarter. We completed and launched the Platform in the fourth quarter of 2014 and therefore the research and development expenses for the Platform dropped significantly. In addition, the decrease in labor costs for the onsite education also contributed to the decrease in administrative expenses for the September 30, 2015 Quarter as compared to the same quarter in 2014.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other expense was $4,836 for the September 30, 2015 Quarter, a decrease of $33,223, as compared to net income of $28,387 for the September 30, 2014 Quarter. This is mainly due to the loss on disposal of property and equipment of $16,586 we recognized for the September 30, 2015 Quarter.

Income Taxes

The provision for income tax was nil for the September 30, 2015 Quarter and the September 30, 2014 Quarter. In 2015, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya, Beijing Xicheng District Hua Yu Pin Xue Training School, Beijing Dongcheng District Hua Yu Pin Xue Training School and Beijing Haidian District Pinxuetang Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $6,543,157, or negative return of $0.62 per share basic and diluted, for the September 30, 2015 Quarter, as compared to net loss of $14,440,141 or negative return of $1.36 per share basic and diluted, for the September 30, 2014 Quarter.

Comparison of the Nine Month Ended September 30, 2015 and 2014

The following table sets forth information from our statements of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	(Unaudited)	% of Revenue	(Unaudited)	% of Revenue
Revenue	$542,935	100.00%	$2,385,811	100.00%
Cost of revenue	3,468,598	638.86%	4,535,662	190.11%
Gross Loss	(2,925,663)	-538.86%	(2,149,851)	-90.11%
Selling expenses	2,529,595	465.91%	5,794,444	242.87%
Administrative expenses	14,863,893	2737.69%	18,447,595	773.22%
Other income	(632,308)	-116.46%	138,118	5.79%
Loss from operations	(21,343,925)	-3931.21%	(28,150,659)	-1179.92%
Net loss before provision for income tax	(21,976,233)	-4047.67%	(28,012,541)	-1174.13%
Provision for income taxes	-	0.00%	-	0.00%
Net loss - attributable to CEAI and Subsidiaries	(21,592,459)	-3976.99%	(27,808,978)	-1165.60%
Net loss	(21,976,233)	-4047.67%	(28,012,541)	-1174.13%

Revenue

Due to the reasons cited above in the three month discussion, our revenue continued to decline for the nine months ended September 30, 2015. Revenue for the nine months ended September 30, 2015 decreased by $1,842,876, or 77%, to $542,935 from $2,385,811 for the nine months ended September 30, 2014.

Revenue from the online education division includes revenue generated from online examination orientated material downloads, tutorial exercise downloads, and advertisement income. Revenue generated by the online education division decreased by $140,082, or 36%, to $252,444 for the nine months ended September 30, 2015 from $392,526 for the nine months ended September 30, 2014.

Revenue from the training center division is mostly from after school tutoring for primary and middle school students. Revenue generated by the training center division decreased by $1,702,794, or 85% to $290,491 for the nine months ended September 30, 2015 from $1,993,285 for the nine months ended September 30, 2014.

Cost of Revenue

Our overall cost of revenue decreased by $1,067,064 or 24% to $3,468,598 for the nine months ended September 30, 2015, from $4,535,662 for the nine months ended September 30, 2014.

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

The cost of revenue for the online education division decreased slightly to $3,116,396 for the nine months ended September 30, 2015 from $3,170,379 for the nine months ended September 30, 2014. While we strive to provide high-quality and update-to-date online materials, we continue to control cost of revenue for the online education division by closely monitoring the variable costs while maintaining fixed costs at a stable level.

The principal components of cost of revenue at our training centers are rentals, direct labor costs and the depreciation expense. While the rental expenses are fixed and depreciation usually remains stable, the costs for direct labor (i.e. teachers’ salary) vary. Cost of revenue for the training center division decreased by $1,013,081 or 74% to $352,202 for the nine months ended September 30, 2015 from $1,365,283 for the nine months ended September 30, 2014. The decrease in cost of revenue was mainly due to a decrease in teachers’ salary as our teachers are paid by the number of classes they teach and there was a decrease in classes we offered during the nine months ended September 30, 2015 particularly the dramatic decrease in the course offerings of Tianlang as compared to the same period in 2014.

Gross Profit (Loss)

The flowing table sets forth information as to the gross profit (loss) and gross margin for our two lines of business for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	(Unaudited)		(Unaudited)
Online Education	$		$

Revenue		252,444		392,526
Cost of revenue		3,116,396		3,170,379
Gross profit		(2,863,952)		(2,777,853)
Gross margin		-1134%		-708%

Training Center Revenue
	$		$
Revenue		290,491		1,993,285
Cost of revenue		352,202		1,365,283
Gross profit		(61,711)		628,002
Gross margin		-21%		32%

The gross margin for online education division is negative 1134% for the nine months ended September 30, 2015 as compared with negative 708% for the nine months ended September 30, 2014. The significant drop in gross margin was because there was a significant decrease in revenue from online education while the cost of revenue stayed at the same level.

The gross margin for our training center division decreased to negative 21% for the nine months ended September 30, 2015 from 32% for the nine months ended September 30, 2014 because cost of revenue did not decrease as much as revenue due to reasons discussed above.

Selling Expenses

Selling expenses include advertising and marketing expense, consulting fees, sales commissions, and other expenses. Selling expenses decreased by $3,264,849 or 56% to $2,529,595 for the nine months ended September 30, 2015, from $5,794,444 for the nine months ended September 30, 2014. The decrease in selling expenses was mainly due to the decrease in marketing and advertising expenses and labor costs during the nine month period ended September 30, 2015.

Administrative Expenses

Administrative expenses decreased by $3,583,702 or 19%, to $14,863,893 for the nine months ended September 30, 2015, from $18,447,595 for the nine months ended September 30, 2014. This decrease was mainly due to the decrease in related amortization and depreciation expenses and a slight decrease in labor costs for the ongoing maintenance of the Platform.

Other Income (Expense)

Other income or expense includes loss on disposal of property and equipment, interest income and impairment loss on intangible assets. Net other expense was $632,308 for the nine months ended September 30, 2015, a change of $770,426, as compared to net income of $138,118 for the nine months ended September 30, 2014. This is mainly due to the impairment loss of $620,124 we recognized in the nine months ended September 30, 2015.

Income Taxes

The provision for income tax was nil for the nine months ended September 30, 2015 and 2014. In 2015, the applicable income tax rate is 15% for ZHLD, as ZHLD has been approved by the local government as being involved in a high technology industry. Otherwise, the regular PRC statutory tax rate is 25%. ZHTC, Tianlang, Changchun Nuoya, Harbin Nuoya, Beijing Xicheng District Hua Yu Pin Xue Training School, Beijing Dongcheng District Hua Yu Pin Xue Training School and Beijing Haidian District Pinxuetang Training School are currently exempt from PRC taxation, as they operate as a business enterprise engaged in educational opportunities. The Company’s other subsidiaries: BHYHZ, ZHLDBJ, HYPX, ZHLDIT and Beijing Shifanxuezhitang Information Science Institute are taxed at the PRC regular statutory rate (25%), and have not accrued taxes since inception due to recurring losses or not having generated income since inception.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $21,592,459, or negative return of $2.04 per share basic and diluted, for the nine months ended September 30, 2015, as compared to net loss of $27,808,978 or negative return of $2.63 per share basic and diluted, for the nine months ended September 30, 2014.

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

As of September 30, 2015, we had working capital of $2,487,644, a decrease of $19,291,543, or 89% from working capital of $21,779,187 at December 31, 2014 mainly due to significant losses from operations. We consider current working capital and borrowing capabilities adequate to cover our planned operating and capital requirements.

At September 30, 2015, we had cash and cash equivalents of $3,592,047, a decrease of $19,104,079 or 84%, from $22,696,126 as of December 31, 2014.

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(18,941,829)	$(23,775,529)
Net cash used in investing activities	4,648	(1,577,664)
Net cash used in financing activities	-	-

Cash Flow in Operating Activities

Our net cash used in operating activities was $18,941,829 for the nine months ended September 30, 2015, a decrease of $4,833,700 or 20% from $23,775,529 for the nine months ended September 30, 2014 which mainly resulted from: 1) the decrease in business operating loss of $6,036,308, or 22% from loss of $28,012,541 for the nine months ended September 30, 2014 to loss of $21,976,233 for the nine months ended September 30, 2015; 2) depreciation and amortization outflow of $2,149,641 for nine months ended September 30, 2015, a decrease of $915,453, or 30% as compared to outflow of $3,065,094 for the same period of 2014.

Cash Flow in Investing Activities

Our cash provided by investing activities was $4,648 for the nine months ended September 30, 2015, as compared with cash outflow of $1,577,664 in investing activities for the nine months ended September 30, 2014. The main difference is due to purchase of property and equipment of $1,583,694 in the nine months ended September 30, 2014.

Cash Flow in Financing Activities

We did not use any cash in financing activities for the nine months ended September 30, 2015, and 2014.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Xiqun Yu, the Company’s chief executive officer, and Cloris Li, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA EDUCATION ALLIANCE, INC.

Date: November 16, 2015	By:	/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Cloris Li
Cloris Li
Chief Financial Officer
(Principal Accounting and Financial Officer)

